Form 10-Q
period 1996-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1996-05-15
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


(Mark One)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996.

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to
                                  -----------------  -----------------

Commission file number         33-98380
                      ----------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
- - - --------------------------------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                34-1109469
- - - -------------------------------------    ---------------------------------------
  (State or Other Jurisdiction                (I.R.S. Employer
  Incorporation or Organization)             Identification No.)

  6001 Landerhaven Drive    Mayfield Heights, Ohio       44124
- - - --------------------------------------------------------------------------------
    (Address of Principal Executive Offices)          (Zip Code)

                                 (216) 646-1111
- - - --------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


- - - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
   --------------  --------------

As of May 13, 1996, there was issued and outstanding one share of the Registrant's Common Stock.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS
                                -----------------


PART I.    FINANCIAL INFORMATION                                           PAGE

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition as of
           March 31, 1996 and December 31, 1995 .....................      3

           Consolidated Statements of Income for the three months
           ended March 31, 1996 and 1995 ............................      4

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 1996 and 1995............      5

           Notes to Consolidated Financial Statements .................   6-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................  12-24


PART II.   OTHER INFORMATION  ..........................................   24


SIGNATURES  ............................................................   25

PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Unaudited)

                                            March 31,   December 31,
                                              1996          1995
                                            -------       -------
                                                (In Thousands)
ASSETS
  Cash and cash equivalents                $ 14,366      $ 18,170
  Securities available for sale              17,398        22,806
  Mortgage-backed securities                 37,264        39,156
  Loans held for sale                         7,304         1,504
  Loans receivable, net                     531,993       478,345
  Federal Home Loan Bank stock, at cost       3,631         3,569
  Accrued interest receivable                 3,971         3,708
  Premises and equipment, net                 8,051         7,500
  Real estate owned                             219           258
  Prepaid expenses and other assets           3,239         2,761
  Cost of loan servicing rights               8,841         9,130
  Cost in excess of fair value of net
    assets acquired                           3,133         3,188
                                            -------       -------
Total Assets                               $639,410      $590,095
                                            =======       =======

LIABILITIES
  Deposits                                 $540,050      $503,742
  Other borrowings                           61,874        46,874
  Accrued interest payable                    3,476         4,551
  Official check float account                3,187         2,779
  Other liabilities                           4,958         6,683
                                            -------       -------
Total Liabilities                           613,545       564,629
                                            -------       -------

SHAREHOLDER'S EQUITY
  Common stock, no par value, 250,000 shares
   authorized, 1 share issued and outstanding
  Additional paid-in capital                 7,801          7,801
  Retained earnings                         17,644         16,928
  Unrealized gain on securities available
   for sale, net of tax                        420            737
                                           -------        -------
  Total Shareholder's Equity                25,865         25,466
                                           -------        -------

Total Liabilities & Shareholder's
  Equity                                  $639,410       $590,095
                                           =======        =======


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

                                            March 31,      March 31,
                                              1996           1995
                                             -------        ------
                                                  (In Thousands)
INTEREST INCOME
  Interest and fees on loans                 $11,322        $9,415
  Interest on mortgage-backed securities         614           265
  Interest and dividends on other investments    248           130
                                             -------        ------
    Total interest income                     12,184         9,810
                                             -------        ------

INTEREST EXPENSE

  Interest on deposits                         6,547         5,151
  Interest on other borrowings                 1,086           607
                                             -------       -------
    Total interest expense                     7,633         5,758
                                             -------       -------

NET INTEREST INCOME                            4,551         4,052

Provision for loan losses                        307           240
                                             -------       -------

Net interest income after provision
  for loan losses                              4,244         3,812
                                             -------       -------

Non-interest income
  Gain on sale of loans                          103            11
  Loan servicing income, net                     314           179
  Loan option income                             108
  Other operating income                         531           311
                                             -------       -------
    Total non-interest income                  1,056           501
                                             -------       -------

Non-interest expense
  Salaries and related personnel cost          2,049         1,647
  Occupancy and equipment expense                572           524
  Federal deposit insurance premiums             309           274
  Data processing expense                        148           139
  Marketing expense                              126           107
  State franchise taxes                          118            76
  Amortization of intangibles                     55            55
  Other operating expenses                       756           515
                                             -------       -------
    Total non-interest expense                 4,133         3,337
                                             -------       -------

INCOME BEFORE INCOME TAXES                     1,167           976

Provision for income taxes                       451           344
                                             -------       -------

NET INCOME                                   $   716       $   632
                                             =======       =======

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                             March 31,       March 31,
                                               1996            1995
                                             --------         -------
                                                  (In Thousands)

NET CASH USED BY
  OPERATING ACTIVITIES                      $ (7,098)        $ (2,111)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale  (4,092)          (2,026)
  Proceeds from sale of mutual fund            9,261
  Disbursement of loan proceeds              (59,037)         (37,246)
  Purchases of loans                         (20,980)          (5,747)
  Proceeds from principal repayments          26,069           15,631
  Proceeds from mortgage-backed security
    principal repayments and maturities        1,666              175
  Proceeds from sale of real estate owned         39
  Purchase of premises and equipment            (694)          (1,034)
  Purchase of FHLB stock                         (62)          (1,079)
  Purchase of mortgage loan servicing rights    (157)
                                             --------         -------
    Net cash used for investing activities   (47,987)         (31,326)
                                             --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts              36,281           12,392
  Proceeds from borrowings                    41,500           78,800
  Repayment of borrowings                    (26,500)         (60,250)
                                             --------         -------
    Net cash provided by financing
    activities                                51,281           30,942
                                             -------          -------

Net change in cash and cash equivalents       (3,804)          (2,495)

Cash and cash equivalent at beginning
  of period                                   18,170           11,565
                                             -------          -------

Cash and cash equivalents at end
  of period                                 $ 14,366         $  9,070
                                             =======          =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                $ 8,708          $ 5,600

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries MetroCapital Corporation and Metropolitan Savings Bank of Cleveland (the "Bank"), and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three months ended March 31, 1996 and 1995; (b) the financial condition at March 31, 1996 and December 31, 1995; and
(c) the statement of cash flows for the three month periods ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for a full year. The annual report for Metropolitan for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

2.  ACCOUNTING POLICIES

SECURITIES: Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholder's equity, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

LOANS: Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. Sales of loans are dependent upon various factors, including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements. The Bank reevaluates its intent to hold loans at each balance sheet date based on the then current environment and, if appropriate, reclassifies loans as held for sale and records them at the lower of cost or market. At March 31, 1996 and December 31, 1995, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of sale.

ALLOWANCE FOR LOSSES ON LOANS: An allowance for losses on loans is maintained because some loans may not be repaid in full. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Statement of Financial Accounting Standards ("SFAS") No. 114 was adopted January 1, 1995. Under this standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations cause the allowance for losses on loans to require an increase, such an increase is reported as a provision for loan losses. Based on the analysis prepared, no provision for loan losses was recorded in connection with adopting this standard. As allowed, management excludes all consumer loans and residential single family loans with balances less than $200,000 from classification as impaired.

The Corporation's policy for recognition of interest on impaired loans including how cash receipts are recorded is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as non-accrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). When a loan is placed on non-accrual status, unpaid interest is reversed. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms.)

3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at March 31, 1996 and December 31, 1995 are as follows (In Thousands):

                                             March 31, 1996
                             ------------------------------------------
                                           Gross      Gross
                             Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains      Losses     Value
                             ---------  ----------  ----------  -------
U.S. Treasury securities      $ 12,176   $     148  $    (121)  $12,203
Mutual fund                      1,117                            1,117
Repurchase agreement             4,078                            4,078
                               -------    --------   ---------   ------
   Total investment securities  17,371         148       (121)   17,398
                               -------    --------   ---------   ------

Mortgage-backed securities      36,629         656        (21)   37,264
                               -------    --------   ---------   ------
   Totals                     $ 54,000   $     804  $    (142)  $54,662
                               =======    ========   =========   ======

                                          December 31, 1995
                             ------------------------------------------
                                           Gross      Gross
                             Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains      Losses     Value
                             ---------  ----------  ----------  -------
U.S. Treasury securities      $ 12,195   $     277  $     (30)  $12,442
Mutual fund                     10,364                           10,364
                               -------    --------   ---------   ------
   Total investment securities  22,559         277        (30)   22,806
                               -------    --------   ---------   ------

Mortgage-backed securities      38,286         870               39,156
                               -------    --------   ---------   ------
   Totals                     $ 60,845   $   1,147  $     (30)  $61,962
                               =======    ========   =========   ======

4.  LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 1996 and December 31, 1995 is as follows (In Thousands):

                                          March 31,       December 31,
                                            1996              1995
                                          ---------       -----------
Real estate loans
  Construction loans
    Residential single family             $  33,972       $  37,118
    Commercial                                2,325             440
    Loans in process                        (20,987)        (23,373)
                                           --------        --------
      Construction loans, net                15,310          14,185
  Permanent loans
    Residential single family                78,513          76,259
    Residential apartments                  249,675         231,459
    Commercial                              128,446         109,402
    Other                                    12,031          10,652
                                           --------        --------
       Total real estate loans              483,975         441,957
Consumer loans                               37,893          32,213
Business and other loans                     14,603           8,704
                                           --------        --------
  Total loans                               536,471         482,874
Premiums (Discounts) on loans                    22            (544)
Deferred loan fees                           (1,434)         (1,220)
Allowance for losses on loans                (3,066)         (2,765)
                                           --------        --------

                                          $ 531,993       $ 478,345
                                           ========        ========

Activity in the allowance for losses on loans for the periods ended March 31, 1996 and 1995 is as follows (In Thousands):

                                          March 31,       March 31,
                                            1996            1995
                                          --------        --------
Balance at the beginning of the period    $  2,765        $  1,910
Provision for loan losses                      307             240
Net charge-offs                                 (6)            (16)
                                            ------          ------
Balance at the end of the period          $  3,066        $  2,134
                                            ======          ======

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at March 31, 1996 and December 31, 1995 is as follows (In Thousands):

                                          March 31,     December 31,
                                            1996            1995
                                          --------        --------
Balance of impaired loans                  $ 5,143        $  3,569
Less portion for which no allowance
  for losses on loans is allocated           3,211           3,569
                                            ------          ------
Portion of impaired loans for which
  an allowance for loan losses is
  allocated                                $ 1,932        $      0
                                            ======          ======

Portion of allowance for losses on
  loans allocated to the impaired
  loan balance                             $   175        $      0
                                            ======          ======

Information regarding impaired loans is as follows for the three months ended March 31, 1996 and the year ended December 31, 1995:

                                          March 31,     December 31,
                                            1996            1995
                                          --------        --------
Average investment in impaired loans
  during the period                        $ 4,743        $  2,144
Interest income recognized on impaired
  loans including income recognized on
  a cash basis                             $    37        $     36

5.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 1996 and December 31, 1995 are summarized as follows (In Thousands):
                                          March 31,     December 31,
                                            1996            1995
                                          --------        --------
[S]                                        [C]            [C]
Mortgage loans underlying pass-through
  securities
  FNMA                                   $  120,247      $  112,657
Mortgage loan portfolios serviced for
  FHLMC                                     812,367         781,402
  FNMA                                      173,886         224,545
  Other                                      37,974          63,611
                                          ---------       ---------
    Total loans serviced for others      $1,144,474      $1,182,215
                                          =========       =========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $7,971,000 and $14,198,000 at March 31, 1996 and December 31, 1995, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the periods ended March 31, 1996 and 1995 (In Thousands):

                                          March 31,       March 31,
                                            1996            1995
                                          ---------       ---------
Balance at the beginning of the period    $  9,130        $  4,825
Acquired or originated                         249               0
Amortization                                  (538)           (351)
                                            ------          ------
Balance at the end of the period          $  8,841        $  4,474
                                            ======          ======

6.  OTHER BORROWINGS

Other borrowings consisted of the following at March 31, 1996 and December 31, 1995 (In Thousands):

                                          March 31,     December 31,
                                            1996            1995
                                          ---------       ---------
Federal Home loan Bank Advances
  (5.3% and 5.7% at March 31, 1996
  and December 31, 1995, respectively)    $ 43,000        $ 28,000

Subordinated debt maturing December 31,
  2001 (10% fixed rate)                      4,874           4,874

Subordinated debt maturing January 1,
  2005 (9.625% fixed rate)                  14,000          14,000
                                           -------         -------

    Total                                 $ 61,874        $ 46,874
                                           =======         =======

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank can be a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial commitments include commitments to make loans. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

The Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $12,212,000 and $23,600,000, and $18,543,000 and $11,152,000, at March 31, 1996 and December 31, 1995,
respectively. In addition, the Bank had commitments to sell loans totalling $11,556,000 and $2,006,500, at March 31, 1996 and December 31, 1995,
respectively.

At March 31, 1996 and December 31, 1995, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price with a specified time period. The Bank collected and recognized the non-refundable fee on the date the options were issued. At March 31, 1996, loans with an unpaid principal balance of $4,882,447 and a carrying value of $3,396,023 were held for sale in connection with outstanding purchase options. At December 31, 1995, a loan with an unpaid principal balance of $583,396 and a carrying amount of $458,146 was held for sale in connection with and outstanding purchase option. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Metropolitan's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to Metropolitan's income is net interest income, the difference between the interest Metropolitan earns on interest-earning assets, such as loans and securities, and the interest Metropolitan pays on interest-bearing liabilities, such as deposits and borrowings. Metropolitan's operations are also affected by non-interest income, such as loan servicing fees and gains or losses from sales of loans and securities. From time to time, Metropolitan engages in certain transactions aimed at increasing its non-interest income such as loan option income. Metropolitan's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance premiums, and other general and administrative expenses.

Average Balances and Yields. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans are considered in average loan balances.

                                                Three Months Ended March 31,
                                               1996                      1995
                                    -----------------------   -----------------------
                                    Average                   Average
                                    Balance  Interest  Rate   Balance  Interest  Rate
                                    -------  --------  ----   -------  --------  ----
                                                   (Dollars in thousands)
Interest-earning assets:
Loans receivable                  $ 522,200  $11,322   8.72%  $446,579   $9,415  8.48%
Mortgage-backed securities
  available for sale(1)              38,612      614   6.40     16,728      265  6.37
Other                                17,113      248   5.83     11,119      130  4.70
                                   --------   ------           -------    -----
Total interest-earning assets       577,925   12,184   8.48    474,426    9,810  8.32
                                              ------                      -----
Nonearning assets                    41,858                     23,524
                                   ========                    =======
Total assets                      $ 619,783                   $497,950
                                   ========                    =======
Interest-bearing liabilities:
Deposits                          $ 492,499    6,547   5.35   $421,084    5,151  4.92
Other borrowings                     61,622    1,086   7.09     31,377      607  7.79
                                   --------    -----           -------    -----
Total interest-bearing
  liabilities                      554,121     7,633   5.54    452,461    5,758  5.12
                                               -----
Noninterest-bearing liabilities     36,554                      24,085
Shareholder's equity                29,108                      21,404
                                  --------                     -------
Total liabilities and
  shareholder's equity           $ 619,783                    $497,950
                                  ========                     =======
Net interest income and
  interest rate spread                        $4,551   2.94%             $4,052  3.20%
                                               =====   ====               =====  ====
Net interest margin                                    3.17%                     3.43%
                                                       ====                      ====
Average interest-earning assets
  to average interest-bearing
  liabilities                       104.30%                     104.85%
                                    ======                      ======

(1) The average balance of mortgage-backed securities available for sale are presented at historical cost.

Rate and Volume Variances. Net interest income is affected by changes in the level of interest-earning assets and interest-bearing liabilities and changes in yields earned on assets and rates paid on liabilities. The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in average asset and liability balances and changes in average rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to change due to volume and change due to rate.

                                         Three Months ended March 31,
                                                 1996 vs. 1995
                                              Increase (Decrease)
                                        --------------------------------
                                                     Change       Change
                                        Total        Due to       Due to
                                        Change       Volume        Rate
                                        ------       ------        ----

INTEREST INCOME ON:
Loans receivable                     $  1,907      $ 1,594     $   313
Mortgage-backed securities                349          347           2
Other                                     118           70          48
                                      -------       ------      ------
Total interest income                   2,374      $ 2,011     $   363
                                      -------       ======      ======
INTEREST EXPENSE ON:
  Deposits                              1,396          874         522
  Other borrowings                        478          586        (108)
                                       -------       ------      ------
Total interest expense                  1,874      $ 1,460     $   414
                                      -------       ======      ======
Increase in net interest income      $    500
                                      =======


RESULTS OF OPERATIONS

Net Income. Net income for the first quarter ended March 31, 1996 was $ 716,000 as compared to $ 632,000 for the same period in 1995. Net interest income and non-interest income increased 12.3% and 110.6%, respectively, in the first quarter ended March 31, 1996 as compared to the same period as 1995, however, the provision for loan losses and non-interest expense increased 28.1% and 23.8%, respectively, in the first quarter March 31, 1996.

Interest Income. Total interest income increased 24.2% to $12.2 million in the first quarter ended March 31, 1996 as compared to $9.8 million in 1995. This increase primarily resulted from a 21.8% increase in average interest-earning assets between the two periods. The average balance of loans increased $75.6 million which was a result of Metropolitan's consistent strategy of increasing assets so long as quality loans with acceptable yield and term characteristics are available. In addition, as a result of the generally higher interest rate environment, the weighted average yield on interest-earning assets increased to 8.48% during the first quarter ended March 31, 1996 as compared to 8.32% during the same period in 1995.

Metropolitan's net interest margin declined 26 basis points to 3.17% for the first quarter ended March 31, 1996 as compared to 3.43% for the same period in 1995, largely as a result of market-driven increases in interest rates and the interest sensitivity of the Bank's balance sheet. Rates paid on deposits increased in response to higher market interest rates and in order to fund the significant growth in loans, resulting in an increased cost of funds.

Interest Expense. Total interest expense increased 32.6% to $7.6 million for the first quarter ended March 31, 1996 as compared to $5.8 million for the same period in 1995. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and due to a higher cost of funds during the first quarter ended March 31, 1996 as compared to the same period in 1995. In accordance with Metropolitan's stated business strategy, the average balance of deposit accounts increased $71.4 million, or 17.0%, from March 31, 1995 to March 31, 1996.

Metropolitan's cost of funds increased to 5.54% in the first quarter ended March 31, 1996 as compared to 5.12% in the same period in 1995 due to the higher level of market interest rates, in order to fund the significant growth in loans, and due to the cost of subordinated debt issued during the fourth quarter of 1995.

Provision for Loan Losses. The provision for loan losses increased 28.1% to $307,000 in the first quarter ended March 31, 1996 as compared to $240,000 in the same period in 1995. The increase was related to the increase in total loans and management's estimate of the adequacy of the allowance for losses on loans. Total loans (excluding loans held for sale) increased 11.2% to $532.0 million at March 31, 1996 from $478.3 million at December 31, 1995. The allowance for losses on loans at March 31, 1996 was $3.6 million or 0.57% of total loans, as compared to $2.8 million, also 0.57% of total loans, at December 31, 1995. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Non-Interest Income. Total non-interest income increased 110.6% to $1.1 million in the first quarter ended March 31, 1996 as compared to $501,000 in the same period in 1995. The following table sets forth Metropolitan's non-interest income for the periods indicated.

                                  Three Months ended March 31,
                                      1996           1995
                                      ----           ----
                                        (In thousands)

Loan servicing income, net          $   314        $   179
Gain on sale of loans                   103             11
Loan option income                      108
Other                                   531            311
                                     ------         ------
Total                               $ 1,056        $   501
                                     ======         ======

Net loan servicing income increased 74.8% to $314,000 in the first quarter ended March 31, 1996 as compared to $179,000 in the same period in 1995 due to the increase in the portfolio being serviced for others. The increase in the servicing portfolio and related net loan servicing fees was a result of Metropolitan's strategy of increasing non-credit based fee income. In that regard, the portfolio of loans serviced for others was increased to $1.1 billion at March 31, 1996 from $708.9 million at March 31, 1995.

Gain on sale of loans was $103,000 in the first quarter ended March 31, 1996 as compared to $11,000 for the same period in 1995. This income was dependent upon both the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by prevailing interest rates. The proceeds from sale of loans increased $10.4 million to $11.2 million during the first quarter ended March 31, 1996 as compared to $744,000 in the same period of 1995.

Loan option income was $108,000 in the first quarter ended March 31, 1996. This represents a new source of non-interest income for the Bank. In these transactions Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date.

Non-Interest Expense. Total non-interest expense increased 23.8% to $4.1 million in the first quarter ended March 31, 1996 as compared to $3.3 million for the same period in 1995. The following table sets forth Metropolitan's non-interest expense for the periods indicated:


                                 Three Months ended March 31,
                                       1996          1995
                                       ----          ----
                                        (In thousands)

Personnel related costs              $ 2,049       $ 1,647
Occupancy costs                          572           524
Federal deposit insurance                309           274
Data processing expense                  148           139
Amortization of intangibles               55            55
State franchise tax                      118            76
Marketing expense                        126           107
Other operating expenses                 756           515
                                     -------        ------
Total                               $  4,133       $ 3,337
                                     =======        ======

Personnel related expenses increased $402,000, which represented 50.5% of the increase in the first quarter ended March 31, 1996 over the same period in 1995. The increase was primarily a result of having two additional full service retail sales offices open in the 1996 period and reflects the effects of merit increases over the two time periods. Occupancy costs increased $48,000 which represented 6.0% of the increase in the first quarter ended March 31, 1996 over 1995, generally as a result of an increase in the number of full service retail sales offices. Other operating expenses, which include miscellaneous general and administrative costs in addition to certain loan servicing and loan processing costs, increased $241,000 which represented 30.4% of the increase in 1996 over the same period in 1995 as a result of the overall increase in business levels (loans, deposits, and servicing).

Provision for Income Taxes. The provision for income taxes increased 31.2% to $451,000 in the first quarter ended March 31, 1996 as compared to $344,000 in the same period in 1995. The effective tax rate was 38.7% for the first quarter ended March 31, 1996 and 35.3% for the same period in 1995. The higher effective tax rate in the 1996 period was largely due to premium payments for a key man life insurance policy, which are not deductible for income tax purposes.

ASSET QUALITY

Metropolitan's goal is to maintain the above average asset quality of its loan portfolio through conservative lending policies and prudent underwriting. Detailed reviews of the loan portfolio are undertaken regularly to identify potential problem loans or trends early and to provide for adequate estimates of potential losses. In performing these reviews, Metropolitan's management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. Metropolitan normally considers loans to be non-performing when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, Metropolitan considers loans to be impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as non-performing, an assessment is made as to the collectability of the unpaid interest. Interest determined to be uncollectible is reversed from interest income and future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's non-performing assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as non-performing.

                                            At March 31,  December 31,
                                               1996          1995
                                               ----          ----
                                             (Dollars in thousands)

Non-accrual loans                             $5,018         $3,103
Loans past due greater than
  90 days or impaired, still accruing          1,082            204
                                               -----          -----
Total non-performing loans                     6,100          3,307
Real estate owned                                219            258
                                               -----          -----
Total non-performing assets                   $6,319         $3,565
                                               =====          =====

Allowance for losses on loans                 $3,066         $2,765
                                               =====          =====

Non-performing loans to total loans             1.12%          0.69%
Non-performing assets to total assets           0.99%          0.60%
Net charge-offs to average loans                0.00%(1)       0.02%
Provision for loan losses to
  average loans                                 0.24%(1)       0.21%
Allowance for losses on loans to
  total non-performing loans at
  end of period                                50.26%         83.61%
Allowance for losses on loans to
  total loans at end of period                  0.57%          0.57%

(1) Annualized for comparative purposes.

Non-performing loans at March 31, 1996 increased $2.8 million, or 84.5% to $6.1 million as compared to $3.3 million at December 31, 1995. The increase was due to three large credits, two secured by multifamily properties and one secured by commercial real estate. One multifamily loan is current despite a debt service coverage ratio below 1.0. Management will likely move to foreclose on the remaining two properties and expects that non-accrual status will continue for an extended period of time. Based upon recent appraisals of the underlying collateral the loans are adequately secured by the collateral value and no material losses are anticipated. Management considers all three of these loans to be impaired.

Non-accrual loans at March 31, 1996 and December 31, 1995 included a $1.5 million loan secured by an apartment building in Southern California which was damaged in the January 1994 earthquake. A loan workout has been negotiated and construction work to rebuild the apartment building is currently under way. Construction is anticipated to be completed in July 1996 and rent up will begin. The loan is expected to return to accrual status by September 30, 1996. Management currently expects that deferred interest and principal will be fully collected.

Non-performing loans include $5.1 million and $3.6 million at March 31, 1996 and December 31, 1995, respectively, considered by management to be impaired. The circumstances and trends associated with these loans have been included in management's consideration of the adequacy of the allowance for losses on loans.

FINANCIAL CONDITION

Total assets amounted to $639.4 million at March 31, 1996, as compared to $590.0 million at December 31, 1995, an increase of $49.4 million, or 8.4%. The increase in assets was funded with deposit growth of $36.3 million and an increase in Federal Home Loan Bank ("FHLB") advances and other borrowings of $15.0 million.

Cash and cash equivalents decreased $3.8 million, or 20.9%, to $14.4 million. The decline is due to a lower volume of transactions in process at month-end March 31, 1996.

Securities decreased $5.4 million, or 23.7%, to $17.4 million. The decline represents a reduction in excess short-term liquidity which was used to fund loan purchases during the first quarter ended March 31, 1996.

Loans receivable increased $57.0 million, or 11.9% to $535.4 million. This increase was consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Deposits totalled $540.0 million at March 31, 1996, an increase of $36.3 million, or 7.2%, over the balance at December 31, 1995. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices and increased custodial checking balances which are maintained for the benefit of investors in the loan servicing segment of the business.

Other borrowings increased $15.0 million to $61.9 million at March 31, 1996, as compared to $46.9 million at December 31, 1995. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund a portion of the loan growth discussed above with wholesale funds. FHLB advances were the source of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The term "liquidity" refers to Metropolitan's ability to generate adequate amounts of cash to meet its needs, typically for funding loan originations and purchases. Metropolitan's primary sources of internally generated funds are principal repayments and payoffs of loans receivable, cash flows from operations and proceeds from sales of loans. External sources of funds include increases in deposits, FHLB advances, and reverse repurchase agreements.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the aforementioned resources are adequate for its foreseeable requirements.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 5%. The Bank's liquidity ratio for March 1996 was 6.66%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At March 31, 1996, the Corporation, excluding the Bank, had cash of $4.2 million.

Metropolitan's liquidity, represented by cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized as follows:


                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                             1996         1995
                                             ----         ----

Net cash used for operating
  activities                             $  (7,098)    $  (2,111)
Net cash used for investing
 activities                                (47,987)      (31,326)
Net cash provided by
  financing activities                      51,281        30,942
                                          --------      --------
Net change in cash and
  cash equivalents                          (3,804)       (2,495)
Cash and cash equivalents
  at beginning of period                    18,170        11,565
                                          --------      --------
Cash and cash equivalents
  at end of period                       $  14,366     $   9,070
                                          ========      ========

Cash provided or used by operating activities is determined largely by changes in the level of loans held for sale. The level of loans held for sale depends on the level of loan originations and the time until an investor funds the purchase of the loan from the Bank.

Cash provided from investing activities consists primarily of principal payments on loans and mortgage-backed securities. The level of these payments increases and decreases depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancings and mortgage repayments. During the three months ended March 31, 1996 and 1995, net cash was used in investing activities, primarily to fund and purchase new loans.

Cash provided from financing activities consists primarily of increased deposits but also includes wholesale borrowings like FHLB advances and reverse repurchase agreements.

At March 31, 1996, $43.0 million, or 8.0%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

Capital. The Office of Thrift Supervision ("OTS") imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a leverage requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The Bank's regulatory capital ratios at March 31, 1996 were in excess of the capital requirements specified by OTS regulations as shown by the following table:


                          TANGIBLE CAPITAL   CORE CAPITAL    RISK-BASED CAPITAL
                          ----------------   ------------    ------------------
                                         (DOLLARS IN THOUSANDS)

Capital amount
  Actual                  $34,783   5.48%   $35,101   5.53%   $37,681    8.06%
  Required                  9,513   1.50     25,381   4.00     37,395    8.00
                           ------            ------            ------
  Excess                  $25,270   3.98%   $ 9,720   1.53%   $   286    0.06%
                           ======            ======            ======

Metropolitan anticipates that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. At March 31, 1996, the Corporation held $4.2 million of cash for future capital contributions to the Bank. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.

In late 1995, Congress passed legislation as part of its balanced budget bill providing for the merger of the Bank Insurance Fund ("BIF") and the

Savings Association Insurance Fund ("SAIF") effective January 1, 1998. Prior to such a merger, however, the legislation authorizes the Federal Deposit Insurance Corporation ("FDIC") to impose a one-time special assessment on SAIF-insured deposits in and amount equal to approximately 85 cents per $100 in insured deposits for the purpose of recapitalizing SAIF. Based upon deposits at March 31, 1996, such an assessment would be approximately $4.6 million, or $3.0 million after-tax. The Corporation has over $4 million available to contribute to the capital of the Bank and therefore, management does not believe that such an assessment will have a material adverse effect on the Bank or Metropolitan. The balanced budget bill of which this legislation was a part was vetoed by the President in December 1995. This may become a stand-alone bill, however; there is currently no action which would indicate that this will be handled before the end of June 1996. There can be no assurance as to the ultimate form this legislation will take or its impact on the Bank.


ASSET/LIABILITY MANAGEMENT

Metropolitan, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank's Asset and Liability Committee, which includes representatives of senior management, monitors the level and relative mix of its interest-earning assets and interest-bearing liabilities. The principal strategy used by Metropolitan to manage interest rate risk has been to build a portfolio of adjustable rate interest-earning assets.

Presented below, as of March 31, 1996 and 1995, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.



                                     MARCH 31, 1996          MARCH 31, 1995
                                     --------------          --------------
  CHANGES IN
INTEREST RATE        BOARD LIMIT   CHANGE IN   % CHANGE    CHANGE IN  % CHANGE
(BASIS POINTS)        % CHANGE        NPV       IN NPV       NPV       IN NPV
- - - -------------        -----------   ---------    ------     ---------   -------
                                              (DOLLARS IN THOUSANDS)

    +400               (75)%      $(14,025)     (27)%       $(8,913)    (27)%
    +300               (50)         (9,884)     (19)         (6,147)    (19)
    +200               (25)         (6,054)     (12)         (3,643)    (11)
    +100               (10)         (2,647)      (5)         (1,524)     (5)
    -100               (10)          2,737        5             525       2
    -200               (25)          7,099       19             429       1
    -300               (50)         13,528       26             900       3
    -400               (75)         23,825       45           2,149       6

As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than rates earned on assets because deposits generally have shorter periods to repricing. In addition, the fixed rate assets in portfolio will only reprice as the loans are repaid and new loans at higher rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames.

The Bank's sensitivity to rising rates at March 31, 1996 is very similar to the sensitivity at the same point in time in 1995. At March 31, 1996 and 1995, the Bank was within the Board established limits for various changes in interest rates.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of repayment on assets and early withdrawal levels from certificates of deposit would likely deviate from those scheduled. Despite its limitations, management considers NPV the best method for monitoring interest rate risk since core repricing and maturity relationships are very clearly seen. The clarity of the risk relations is enhanced by the simplicity of the rate changes and the fact that all rates, short-term and long-term, change by the same degree.

The steps being taken by the Bank to manage interest rate risk include: (i) the continued focus of originating and purchasing adjustable rate assets for portfolio; (ii) the sale of fixed rate one- to four-family loans with servicing retained; (iii) focus on shortening the term of fixed rate lending by increasing the percent of the fixed rate loan portfolio represented by consumer loans; (iv) introducing business lending which will result in loans with generally adjustable rates and shorter terms; (v) increasing the loan servicing portfolio;
(vi) emphasizing transaction account deposit products which are less susceptible to repricing in a rising interest rate environment; (vii) maintaining competitive pricing on longer term certificates of deposit; and (viii) utilizing term advances and other borrowings rather than short-term funds.


ACCOUNTING DEVELOPMENTS

In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires lenders who sell originated loans and retain the servicing rights to recognize as separate assets the rights to service mortgage loans for others. It also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Management elected to adopt this statement effective January 1, 1995. At March 31, 1996 and December 31, 1995, the fair value of such rights was in excess of the amount capitalized.



PART II.      OTHER INFORMATION

Items 1-5 are not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits

                  Exhibit
                  Number    Description

                  3.1 Articles of Incorporation of Metropolitan Financial Corp. (incorporated by reference to Exhibit 3.1 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 1995 (Registration No. 33-98380), as amended).

                  3.2 Code of Regulations of Metropolitan Financial Corp. (incorporated by reference to Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 1995 (Registration No. 33-98380), as amended).

                  27   Financial Data Schedule (1)

                  99.1 The Loan Agreement by and between The Huntington
                       National Bank and Metropolitan Financial Corp., dated February 22, 1995, relating to the Huntington Bank Loan (incorporated by reference to Exhibit 99.2 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 1995 (Registration No. 33-98380), as amended), as amended by Amendments 1, 2, and 3 filed herewith.

               b. Reports on Form 8-K - No reports on Form 8-K were filed by
                  Metropolitan during the first three months of 1996.

        (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

                          METROPOLITAN FINANCIAL CORP.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METROPOLITAN FINANCIAL CORP.



                                     By:     /s/ David G. Lodge
                                         ----------------------------
                                             David G. Lodge,
                                             President and (principal
                                             financial and accounting
                                             officer)

                                     Date:  May 15, 1996