Form 10-Q
period 1996-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1996-08-13
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-Q


(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996.

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                              -----------    ----------

Commission file number         33-98380
                      ------------------------------------------------------

                     METROPOLITAN FINANCIAL CORP.
- ----------------------------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                    34-1109469
- ----------------------------------       -----------------------------------
  (State or Other Jurisdiction                    (I.R.S. Employer
  Incorporation or Organization)                 Identification No.)

  6001 Landerhaven Drive    Mayfield Heights, Ohio       44124
- ----------------------------------------------------------------------------
    (Address of Principal Executive Offices)          (Zip Code)

                     (216)  646-1111
- ----------------------------------------------------------------------------
    (Registrant's Telephone Number, Including Area Code)


- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X         No
    --------- ----------

As of August 12, 1996, there was issued and outstanding one share of the Registrant's Common Stock.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS
                                -----------------


PART I.    FINANCIAL INFORMATION                                   PAGE
  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition as of
           June 30, 1996 and December 31, 1995 ................      3

           Consolidated Statements of Operations for the three
           and six months ended June 30, 1996 and 1995 ........      4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 1996 and 1995 ........      5

           Notes to Consolidated Financial Statements .........     6-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................    12-25



PART II.   OTHER INFORMATION...................................    26


SIGNATURES  ...................................................    27

PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                June 30,     December 31,
                                                  1996           1995
                                                --------     ------------
                                                     (In Thousands)
ASSETS
  Cash and cash equivalents                     $ 12,342      $ 18,170
  Securities available for sale (Note 3)          12,136        22,806
  Mortgage-backed securities (Note 3)             41,821        39,156
  Loans held for sale                             10,686         1,504
  Loans receivable, net (Note 4)                 563,883       478,345
  Federal Home Loan Bank stock, at cost            3,852         3,569
  Accrued interest receivable                      4,240         3,708
  Premises and equipment, net                      8,791         7,500
  Real estate owned                                  219           258
  Prepaid expenses and other assets                3,044         2,761
  Cost of loan servicing rights (Note 5)           8,693         9,130
  Cost in excess of fair value of net
    assets acquired                                3,079         3,188
                                                --------      --------
Total Assets                                    $672,786      $590,095
                                                ========      ========


LIABILITIES
  Deposits                                      $558,794      $503,742
  Other borrowings (Note 6)                       77,074        46,874
  Accrued interest payable                         3,127         4,551
  Official check float account                     3,778         2,779
  Other liabilities                                3,400         6,683
                                                --------      --------
Total Liabilities                                646,173       564,629
                                                --------      --------

SHAREHOLDER'S EQUITY
  Common stock, no par value, 250,000 shares
   authorized, 1 share issued and outstanding
  Additional paid-in capital                       7,801         7,801
  Retained earnings                               18,509        16,928
  Unrealized gain on securities available
   for sale, net of tax                              303           737
                                                --------      --------
  Total Shareholder's Equity                      26,613        25,466
                                                --------      --------

Total Liabilities & Shareholder's
  Equity                                        $672,786      $590,095
                                                ========      ========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                     Three Months Ended June 30,  Six Months Ended June 30,
                                          1996          1995         1996         1995
                                        --------       -------      -------      -------
                                                           (In Thousands)
INTEREST INCOME

  Interest and fees on loans            $ 11,718       $ 9,901      $23,040      $19,317
  Interest on mortgage-backed
    securities                               651           391        1,265          656
  Interest and dividends on other
    investments                              435           265          683          395
                                        --------       -------      -------      -------
    Total interest income                 12,804        10,557       24,988       20,368
                                        --------       -------      -------      -------

INTEREST EXPENSE

  Interest on deposits                     6,798         5,799       13,345       10,951
  Interest on other borrowings             1,018           830        2,104        1,437
                                        --------       -------      -------      -------
    Total interest expense                 7,816         6,629       15,449       12,388
                                        --------       -------      -------      -------

NET INTEREST INCOME                        4,988         3,928        9,539        7,980

Provision for loan losses                    379           239          685          479
                                        --------       -------      -------      -------

Net interest income after provision
  for loan losses                          4,609         3,689        8,854        7,501
                                        --------       -------      -------      -------

Non-interest income
  Gain (loss) on sale of loans               (67)          102           36          113
  Loan servicing income, net                 319           212          632          391
  Loan option income                         298           420          406          420
  Loan credit discount income                              406                       406
  Other operating income                     441           321          972          632
                                        --------       -------      -------      -------
    Total non-interest income                991         1,461        2,046        1,962
                                        --------       -------      -------      -------

Non-interest expense
  Salaries and related personnel cost      2,023         1,612        4,071        3,259
  Occupancy and equipment expense            553           501        1,124        1,025
  Federal deposit insurance premiums         331           274          640          548
  Data processing expense                    147           189          295          328
  Marketing expense                          158           117          285          226
  State franchise taxes                      114            76          232          152
  Amortization of intangibles                 55            55          109          111
  Other operating expenses                   849           591        1,607        1,103
                                        --------       -------      -------      -------
    Total non-interest expense             4,230         3,415        8,363        6,752
                                        --------       -------      -------      -------

INCOME BEFORE INCOME TAXES                 1,370         1,735        2,537        2,711

Provision for income taxes                   505           688          956        1,032
                                        --------       -------      -------      -------

NET INCOME                              $    865       $ 1,047      $ 1,581      $ 1,679
                                        ========       =======      =======      =======

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    Six Months Ended June 30,
                                                        1996         1995
                                                     ---------    ---------
                                                          (In Thousands)
NET CASH USED BY
  OPERATING ACTIVITIES                               $  (8,745)   $ (15,751)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale            (9,122)      (4,101)
  Proceeds from sale of securities
    available for sale                                  19,405
  Disbursement of loan proceeds                       (118,420)     (41,573)
  Purchases of loans                                   (33,584)     (33,772)
  Purchases of mortgage-backed securities               (6,541)
  Proceeds from principal repayments                    59,599       29,640
  Proceeds from sale of loans                            4,915
  Proceeds from mortgage-backed security
    principal repayments and maturities                  3,607          554
  Proceeds from sale of real estate owned                   41           65
  Purchase of premises and equipment                    (1,588)      (2,632)
  Purchase of FHLB stock                                  (156)      (1,041)
  Purchase of mortgage loan servicing rights              (445)      (4,686)
                                                     ---------    ---------
    Net cash used for investing activities             (82,289)     (57,546)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                        55,006       18,537
  Proceeds from borrowings                             120,650      222,800
  Repayment of borrowings                              (90,450)    (168,630)
                                                     ---------    ---------
    Net cash provided by financing
    activities                                          85,206       72,707
                                                     ---------    ---------

Net change in cash and cash equivalents                 (5,828)        (590)

Cash and cash equivalent at beginning
  of period                                             18,170       11,565
                                                     ---------    ---------

Cash and cash equivalents at end
  of period                                          $  12,342    $  10,975
                                                     =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $  16,873    $  11,582
    Income taxes                                           895          804
    Transfer from loans receivable to
      other real estate                                                  46
    Loans securitized                                                 7,803

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries MetroCapital Corporation and Metropolitan Savings Bank of Cleveland (the "Bank"), and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three and six months ended June 30, 1996 and 1995; (b) the financial condition at June 30, 1996 and December 31, 1995; and (c) the statement of cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for a full year. The annual report for Metropolitan for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

LOANS: Loans receivable, net are held for investment and are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. Sales of loans are dependent upon various factors, including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements. The Bank re-evaluates its intent to hold loans at each balance sheet date based on the then current environment and, if appropriate, reclassifies loans as held for sale and records them at the lower of cost or market. At June 30, 1996 and December 31, 1995, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of sale.

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

3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at June 30, 1996 and December 31, 1995 are as follows (In Thousands):

                                               June 30, 1996
                                 ----------------------------------------
                                             Gross       Gross
                               Amortized   Unrealized  Unrealized    Fair
                                  Cost       Gains       Losses     Value
                               ---------   ----------  ----------  -------
U.S. Treasury securities         $ 6,112    $     29    $   (112)  $ 6,029
Mutual fund                        1,132                             1,132
Preferred Stock                    5,000                     (25)    4,975
                                 -------    --------    ---------  -------
   Total investment securities    12,244          29       (137)    12,136
                                 -------    --------    ---------  -------

Mortgage-backed securities        41,234         626         (39)   41,821
                                 -------    --------    ---------  -------
   Totals                       $ 53,478   $     655    $   (176)  $53,957
                                 =======    ========    =========  =======


                                            December 31, 1995
                                 ----------------------------------------
                                             Gross       Gross
                               Amortized   Unrealized  Unrealized    Fair
                                  Cost       Gains       Losses     Value
                               ---------   ----------  ----------  -------
U.S. Treasury securities         $12,195    $    277    $    (30)  $12,442
Mutual fund                       10,364                            10,364
                                 -------    --------    ---------  -------
   Total investment securities    22,559         277         (30)   22,806
                                 -------    --------    ---------  -------

Mortgage-backed securities        38,286         870                39,156
                                 -------    --------    ---------  -------
   Totals                        $60,845    $  1,147    $    (30)  $61,962
                                 =======    ========    =========  =======

4.  LOANS RECEIVABLE

The following table presents, for the periods indicated, the composition of the loan portfolio (In Thousands):

                                           June 30,     December 31,
                                             1996           1995
                                          ---------     ------------
Real estate loans
  Construction loans
    Residential single family              $ 39,424        $ 37,118
    Commercial                                2,325             440
    Loans in process                        (28,095)        (23,373)
                                           --------        --------
      Construction loans, net                13,654          14,185
  Permanent loans
    Residential single family                96,346          76,259
    Residential apartments                  264,827         231,459
    Commercial                              122,937         109,402
    Other                                    14,574          10,652
                                           --------        --------
       Total real estate loans              512,338         441,957
Consumer loans                               41,787          32,213
Business and other loans                     15,034           8,704
                                           --------        --------
  Total loans                               569,159         482,874
Premiums(discounts) on loans                    (84)           (544)
Deferred loan fees                           (1,755)         (1,220)
Allowance for losses on loans                (3,437)         (2,765)
                                           --------        --------

                                           $563,883        $478,345
                                           ========        ========

Activity in the allowance for losses on loans for the periods indicated is as follows (In Thousands):

                                          Six Months Ended June 30,
                                             1996            1995
                                          -------------------------
Balance at the beginning of the period    $  2,765        $  1,910
Provision for loan losses                      685             479
Net charge-offs                                (13)            (39)
                                          --------        --------
Balance at the end of the period          $  3,437        $  2,350
                                          ========        ========

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at June 30, 1996 and December 31, 1995 is as follows (In Thousands):

                                           June 30,     December 31,
                                            1996            1995
                                           --------     ------------
Balance of impaired loans                  $ 4,583        $  3,569
Less portion for which no allowance
  for losses on loans is allocated           2,651           3,569
                                           -------        --------
Portion of impaired loans for which
  an allowance for loan losses is
  allocated                                $ 1,932        $
                                           =======        ========

Portion of allowance for losses on
  loans allocated to the impaired
  loan balance                             $   175        $
                                           =======        ========

Information regarding impaired loans is as follows for the six months ended June 30, 1996 and the year ended December 31, 1995:

                                           June 30,     December 31,
                                            1996            1995
                                           --------     ------------
Average investment in impaired loans
  during the period                        $ 4,958        $  2,144
Interest income recognized on impaired
  loans including income recognized on
  a cash basis                             $    45        $     36

5.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 1996 and December 31, 1995 are summarized as follows (In Thousands):

                                          June 30,      December 31,
                                            1996            1995
                                         ----------     ------------
Mortgage loans underlying pass-through
  securities
  FNMA                                   $  128,374      $  112,657
Mortgage loan portfolios serviced for
  FHLMC                                     749,284         781,402
  FNMA                                      225,987         224,545
  Other                                      31,970          63,611
                                         ----------      ----------
    Total loans serviced for others      $1,135,615      $1,182,215
                                         ==========      ==========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $8,432,000 and $14,198,000 at June 30, 1996 and December 31, 1995, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the three and six month periods ended June 30, 1996 and 1995 (In Thousands):

                                         Six Months Ended June 30,
                                            1996            1995
                                         ---------       ---------
Balance at the beginning of the period    $ 9,130         $ 4,825
Acquired or originated                        618           4,686
Amortization                               (1,055)           (601)
                                          -------         -------
Balance at the end of the period          $ 8,693         $ 8,910
                                          =======         =======

6.  OTHER BORROWINGS

The following table presents, for the periods indicated, the composition of other borrowings (In Thousands):

                                           June 30,      December 31,
                                             1996            1995
                                          ---------      ------------
Federal Home loan Bank Advances
  (5.7% at June 30, 1996 and
  December 31, 1995)                       $58,200         $28,000

Subordinated debt maturing December 31,
  2001 (10% fixed rate)                      4,874           4,874

Subordinated debt maturing January 1,
  2005 (9.625% fixed rate)                  14,000          14,000
                                           -------         -------

    Total                                  $77,074         $46,874
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

The Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $18,891,000 and $23,724,000, and $18,543,000 and $11,152,000, at June 30, 1996 and December 31, 1995,
respectively. In addition, the Bank had commitments to sell loans totalling $1,483,000 and $2,006,000, at June 30, 1996 and December 31, 1995, respectively.

At June 30, 1996 and December 31, 1995, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected and recognized the non-refundable fee on the date the options were issued. At June 30, 1996, loans with an unpaid principal balance of $13,358,000 and a carrying value of $10,015,000 were held for sale in connection with outstanding purchase options. At December 31, 1995, a loan with an unpaid principal balance of $583,000 and a carrying amount of $458,000 was held for sale in connection with an outstanding purchase option. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.

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

                                                Three Months Ended June 30,
                                               1996                      1995
                                  -------------------------  ------------------------
                                    Average                   Average
                                    Balance  Interest  Rate   Balance  Interest  Rate
                                    -------  --------  ----   -------  --------  ----
                                                   (Dollars in thousands)
Interest-earning assets:
Loans receivable                  $ 554,494  $11,718   8.45%  $460,377   $9,901  8.60%
Mortgage-backed securities
  available for sale(1)              38,857      651   6.70     24,596      391  6.36
Other(1)                             26,572      435   6.55     16,062      265  6.60
                                  ---------   ------          --------   ------
Total interest-earning assets       619,923   12,804   8.26    501,035   10,557  8.43
                                              ------                     ------
Nonearning assets                    34,020                     26,248
                                  ---------                   --------
Total assets                      $ 653,943                   $527,283
                                  =========                   ========
Interest-bearing liabilities:
Deposits                          $ 521,607    6,798   5.24   $427,312    5,799  5.44
Other borrowings                     61,626    1,018   6.64     48,309      830  6.89
                                  ---------   ------          --------   ------
Total interest-bearing
  liabilities                       583,233    7,816   5.39     475,621   6,629  5.59
                                              ------                     -------
Noninterest-bearing liabilities      44,406                     29,386
Shareholder's equity                 26,304                     22,276
                                  ---------                   --------
Total liabilities and
  shareholder's equity            $ 653,943                   $527,283
                                  =========                   ========
Net interest income and
  interest rate spread                        $4,988   2.87%             $3,928  2.84%
                                              ======   ====              ======  ====
Net interest margin                                    3.22%                     3.14%
                                                       ====                      ====
Average interest-earning assets
  to average interest-bearing
  liabilities                        106.29%                    105.34%
                                     ======                     ======

                                                Six Months Ended June 30,
                                               1996                      1995
                                  -------------------------  ------------------------
                                    Average                   Average
                                    Balance  Interest  Rate   Balance  Interest  Rate
                                    -------  --------  ----   -------  --------  ----
                                                   (Dollars in thousands)
Interest-earning assets:
Loans receivable                  $ 538,347  $23,040   8.56%  $453,516  $19,317  8.52%
Mortgage-backed securities
  available for sale(1)              38,301    1,265   6.61     20,684      656  6.34
Other(1)                             21,720      683   6.29     13,604      395  5.81
                                  ---------   ------          --------   ------
Total interest-earning assets       598,368   24,988   8.35    487,804   20,368  8.35
                                              ------                     ------
Nonearning assets                    36,781                     24,597
                                  ---------                   --------
Total assets                      $ 635,149                   $512,401
                                  =========                   ========
Interest-bearing liabilities:
Deposits                          $ 507,053   13,345   5.29   $424,215   10,951  5.21
Other borrowings                     61,624    2,104   6.87     39,890    1,437  7.26
                                  ---------   ------          --------   ------
Total interest-bearing
  liabilities                       568,677   15,449   5.46    464,105   12,388  5.38
                                              ------                     ------
Noninterest-bearing liabilities      40,480                     26,750
Shareholder's equity                 25,992                     21,546
                                  ---------                   --------
Total liabilities and
  shareholder's equity            $ 635,149                   $512,401
                                  =========                   ========
Net interest income and
  interest rate spread                        $9,539   2.89%             $7,980  2.97%
                                              ======   ====              ======  ====
Net interest margin                                    3.19%                     3.27%
                                                       ====                      ====
Average interest-earning assets
  to average interest-bearing
  liabilities                        105.22%                    105.11%
                                     ======                     ======

(1) The average balance of mortgage-backed securities and securities available for sale are presented at historical cost.

                                                                              13

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

                                         Three Months ended June 30,
                                               1996 vs. 1995
                                            Increase (Decrease)
                                     ---------------------------------
                                                   Change       Change
                                      Total        Due to       Due to
                                      Change       Volume        Rate
                                     --------      -------     -------
INTEREST INCOME ON:
Loans receivable                     $  1,817      $ 1,986     $  (169)
Mortgage-backed securities                260          238          22
Other                                     170          172          (2)
                                     --------      -------     -------
Total interest income                   2,247      $ 2,396     $  (149)
                                     --------      =======     =======
INTEREST EXPENSE ON:
  Deposits                                999        1,256        (257)
  Other borrowings                        188          225         (37)
                                     -------       ------      -------
Total interest expense                  1,187      $ 1,481     $  (294)
                                     --------      =======     =======
Increase in net interest income      $  1,060
                                     ========

                                         Six Months ended June 30,
                                               1996 vs. 1995
                                            Increase (Decrease)
                                     ---------------------------------
                                                   Change       Change
                                      Total        Due to       Due to
                                      Change       Volume        Rate
INTEREST INCOME ON:
Loans receivable                     $  3,723      $ 3,630     $    93
Mortgage-backed securities                609          581          28
Other                                     288          253          35
                                     -------       -------     -------
Total interest income                   4,620      $ 4,464     $   156
                                     --------      =======     =======
INTEREST EXPENSE ON:
  Deposits                              2,394        2,205         189
  Other borrowings                        667          742         (75)
                                     -------       -------     --------
Total interest expense                  3,061      $ 2,947     $   114
                                     --------      =======     =======
Increase in net interest income      $  1,559
                                     ========

RESULTS OF OPERATIONS

Net Income. Net income declined to $865,000 and $1,581,000 for the three and six months ended June 30, 1996, respectively, as compared to $1,047,000 and $1,679,000 for the same periods in 1995. Net interest income and non-interest income increased 19.3% and 4.3%, respectively, in the six month period ended June 30, 1996 as compared to the same period in 1995, however, the provision for loan losses and non-interest expense increased 43.0% and 23.9%, respectively, in the six months ended June 30, 1996.

Metropolitan's net interest margin increased 8 basis points to 3.22% for the three month period ended June 30, 1996 as compared to 3.14% for the same period in 1995, largely as a result of the decline in cost of funds. Net interest margin declined 8 basis points to 3.19% for the six month period ended June 30, 1996, as compared to 3.27% for the same period in 1995, largely as a result of the changing mix of interest earning assets and an increase in the costs paid for deposits over the first half of 1995. Cost of deposits was slightly lower during the three month periods compared, however; the cost of deposits during the six month period ended June 30, 1996 is still higher than the same period in 1995.

Interest Income. Total interest income increased 21.3% and 22.3% to $12.8 million $25.0 million in the three and six month periods ended June 30, 1996, respectively, as compared to $10.6 million and $20.4 million in the same periods in 1995. This increase primarily resulted from a 23.9% and 22.9% increase in average interest-earning assets between the two respective periods. The average balance of loans increased $94.1 million and $84.8 million, respectively, which was a result of Metropolitan's consistent strategy of increasing assets so long as quality loans with acceptable yield and term characteristics are available. As a result of pricing pressure from competition and a shift in consumer demand toward lower rate adjustable rate loans, the weighted average yield on interest-earning assets declined to 8.25% and 8.35% during the three and six month periods ended June 30, 1996, respectively, as compared to 8.43% and 8.35% during the same periods in 1995.


Interest Expense. Total interest expense increased 17.9% and 24.7% to $7.8 million and $15.4 million for the three and six month periods ended June 30, 1996, respectively, as compared to $6.6 million and $12.4 million for the same periods in 1995. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding for the three and six month periods ending June 30, 1996 compared to the same periods in 1995 and due to a higher cost of funds during the six months ended June 30, 1996, as compared to the same period in 1995. In accordance with Metropolitan's stated business strategy, the average balance of deposit accounts increased $94.3 million, or 22.1%, during the three months ended June 30, 1996 compared to 1995, and increased $82.8 million, or 19.5%, during the six months ended June 30, 1996 compared to 1995.

Metropolitan's cost of funds decreased to 5.39% in the three months ended June 30, 1996 as compared to 5.59% in the same period in 1995 due to a decline in the market interest rates paid for deposits. Cost of funds increased to 5.46% in the six months ended June 30, 1996 as compared to 5.38% in the same period in 1995, primarily due to the changing mix of funding sources. Cost of funds was slightly lower during the three month periods compared, however; the cost of funds during the six month period ended June 30, 1996 is still higher than the same period in 1995.

Provision for Loan Losses. The provision for loan losses increased 58.2% and 43.0% to $379,000 and $685,000 in the three and six month periods ended June 30, 1996, respectively, as compared to $239,000 and $479,000 for the comparable periods in 1995. The increase was related to the increase in total loans and management's estimate of the adequacy of the allowance for losses on loans. Total loans (including loans held for sale but not including the allowance for loss) increased 19.8% to $578.0 million at June 30, 1996 from $482.6 million at December 31, 1995. The allowance for losses on loans at June 30, 1996 was $3.4 million or 0.59% of total loans, as compared to $2.8 million, or 0.57% of total loans, at December 31, 1995. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Non-Interest Income. Total non-interest income decreased 32.2% to $1.0 million in the three months ended June 30, 1996 as compared to $1.5 million in the same period in 1995, but increased 4.3% to $2.0 million in the six months ended June 30, 1996 as compared to $2.0 million in the same period in 1995. The following table sets forth Metropolitan's non-interest income for the periods indicated.

                               Three Months ended June 30,    Six Months ended June 30,
                                   1996           1995             1996           1995
                                   ----           ----             ----           ---
                                                  (In thousands)
Loan servicing income, net       $  319         $  212           $  632         $  391
Gain (loss) on sale of loans        (67)           102               36            113
Loan option income                  298            420              406            420
Loan credit discount income                        406                             406
Other                               441            321              972            632
                                 ------        -------           ------         ------
Total                            $  991        $ 1,461           $2,046         $1,962
                                 ======        =======           ======         ======


Net loan servicing income increased 50.5% and 61.6% to $319,000 and $632,000 in the three and six month periods ended June 30, 1996, respectively, as compared to $212,000 and $391,000 in the same period in 1995 due to the increase in the portfolio being serviced for others. The increase in the servicing portfolio and related net loan servicing fees was a result of Metropolitan's strategy of increasing non-credit based fee income. Although the portfolio of loans serviced for others declined to $1.1 billion at June 30, 1996 compared to $1.2 billion at June 30, 1995, servicing rights for $371.2 million were only acquired in June of 1995 and had not been serviced long enough to contribute to loan servicing income during the first half of 1995. The benefit of this acquisition did not begin to be realized until the third quarter of 1995.

Sale of loans was a loss of $67,000 in the three months ended June 30, 1996 and a gain of $36,000 in the six months ended June 30, 1996. This compared to a gain on sale of loans of $102,000 and $113,000 in the same three and six month periods in 1995. This income was dependent upon both the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by prevailing interest rates. The proceeds from sale of loans decreased $13.1 million and $2.6 million to $13.4 million and $24.6 million during the three and six month periods ended June 30, 1996, respectively, as compared to $26.5 and $27.2 million in the same periods in 1995. The loss occurred during the second quarter of 1996 as interest rates increased sharply.

Loan option income was $298,000 and $406,000 in the three and six month periods ended June 30, 1996, respectively, as compared to $420,000 in each of the same periods in 1995. This represented a new source of non-interest income for the Bank beginning in the second quarter of 1995. In these transactions Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date.

Loan credit discount income was $406,000 during the three month period ended June 30, 1995. Metropolitan frequently purchases multifamily and commercial real estate loans in the secondary market. These loans are often purchased at a discount due to Metropolitan's assessment of the interest rates, credit risk and value of the underlying collateral. The portion of the discount attributable to interest rate is accreted to interest income over the life of the loan. When these loans payoff, and Metropolitan receives the full contractual principal due; any unamortized discount related to management's initial assessment of the deficiency in collateral values is recognized as non-interest income.

Other noninterest income increased $120,000 or 37.4% and $340,000 or 53.7% for the three months and the six months ended June 30, 1996 compared to the same periods in the previous year. This increase was primarily due to fee income earned on checking accounts and from branch transactions as both the number of branch offices and the number of checking accounts are up in 1996 compared with 1995.

Non-Interest Expense. Total non-interest expense increased to $4.2 million and $8.4 million in the three and six month periods ended June 30, 1996, respectively, as compared to $3.4 million and $6.8 million for the same periods in 1995, or an increase of 23.9% in each period. The following table sets forth Metropolitan's non-interest expense for the periods indicated:


                              Three Months ended June 30,   Six Months ended June 30,
                                    1996          1995          1996          1995
                                    ----          ----          ----          ----
                                                    (In thousands)
Personnel related costs          $ 2,023       $ 1,612        $ 4,071       $ 3,259
Occupancy costs                      553           501          1,124         1,025
Federal deposit insurance            331           274            640           548
Data processing expense              147           189            295           328
Amortization of intangibles           55            55            109           111
State franchise tax                  114            76            232           152
Marketing expense                    158           117            285           226
Other operating expenses             849           591          1,607         1,103
                                --------       -------        -------       -------
Total                           $  4,230       $ 3,415        $ 8,363       $ 6,752
                                ========       =======        =======       =======


Personnel related expenses increased $411,000 and $812,000, which represented 50.3% and 50.4% of the increase in total non-interest expense in the three and six month periods ended June 30, 1996, respectively, over the same periods in 1995. The increase was primarily a result of having two additional full service retail sales offices open in the 1996 periods and to a lesser extent reflects the effects of merit increases over the two time periods. Occupancy costs increased $52,000 and $99,000, which represented 6.3% and 6.2% of the increase in total non-interest expense in the three and six month periods ended June 30, 1996, respectively, over the same periods in 1995, generally as a result of an increase in the number of full service retail sales offices. Other operating expenses, which include miscellaneous general and administrative costs in addition to certain loan servicing and loan processing costs, increased $258,000 and $504,000, which represented 31.8% and 31.2% of the increase in total non-interest expense in the three and six month periods ended June 30, 1996, respectively, over the same periods in 1995, as a result of the overall increase in business levels (loans and deposits).

Provision for Income Taxes. The provision for income taxes decreased 26.7% and 7.4% to $505,000 and $956,000 in the three and six month periods ended June 30, 1996, respectively, as compared to $688,000 and $1.0 million in the same periods in 1995. The effective tax rate was 36.8% and 37.7% for the three and six month periods ended June 30, 1996, respectively, as compared to 39.7% and 38.0% for the same periods in 1995.

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

                                            At June 30, December 31,
                                               1996          1995
                                               ----          ----
                                             (Dollars in thousands)
Non-accrual loans                             $4,750         $3,103
Loans past due greater than
  90 days or impaired, still accruing            945            204
                                              ------         ------
Total non-performing loans                     5,695          3,307
Real estate owned                                219            258
                                              ------         ------
Total non-performing assets                   $5,914         $3,565
                                              ======         ======
Allowance for losses on loans                 $3,437         $2,765
                                              ======         ======

Non-performing loans to total loans             0.99%          0.69%
Non-performing assets to total assets           0.88%          0.60%
Net charge-offs to average loans                0.00%(1)       0.02%
Provision for loan losses to
  average loans                                 0.25%(1)       0.21%
Allowance for losses on loans to
  total non-performing loans at
  end of period                                60.34%         83.61%
Allowance for losses on loans to
  total loans at end of period                  0.59%          0.57%

(1) Annualized for comparative purposes.

Non-performing loans at June 30, 1996 increased $2.4 million, or 72.2% to $5.7 million as compared to $3.3 million at December 31, 1995. The increase was due to four large credits, two secured by multifamily properties and two secured by commercial real estate. One of these multifamily loans is current despite a debt service coverage ratio below 1.0. Management will likely move to foreclose on the remaining three properties and expects that non-accrual status will continue through the rest of 1996 and into 1997. Based upon recent appraisals of the underlying collateral the loans are adequately secured by the collateral value and no material losses are anticipated. Management considers all four of these loans to be impaired.

Non-performing loans at December 31, 1995 included a $1.5 million loan secured by an apartment building in Southern California which was damaged in the January 1994 earthquake. The apartment building has been reconstructed. Under the terms of a loan workout agreement the borrower has resumed regular principal and interest payments, and is also repaying interest accrued during the reconstruction period. This loan is no longer considered impaired by management.

Non-performing loans include $4.6 million and $3.6 million of loans at June 30, 1996 and December 31, 1995, respectively, considered by management to be impaired. The circumstances and trends associated with these loans have been included in management's consideration of the adequacy of the allowance for losses on loans.

FINANCIAL CONDITION

Total assets amounted to $672.8 million at June 30, 1996, as compared to $590.1 million at December 31, 1995, an increase of $82.7 million, or 14.0%. The increase in assets was funded with deposit growth of $55.1 million and an increase in Federal Home Loan Bank ("FHLB") advances and other borrowings of $30.2 million.

Cash and cash equivalents decreased $5.8 million, or 32.1%, to $12.3 million. The decline is due to a lower volume of transactions in process at month-end June 30, 1996.

Securities decreased $10.7 million, or 46.8%, to $12.1 million. The decline is largely due to a reduction in excess short-term liquidity which was used to fund loan purchases early in 1996.

Net loans receivable increased $85.5 million, or 17.9% to $563.9 million at June 30, 1996. This increase was consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status. The loan growth was proportionate and the mix of loan types has not changed significantly compared to December 31, 1995.

Deposits totalled $558.8 million at June 30, 1996, an increase of $55.1 million, or 10.9%, over the balance at December 31, 1995. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices and increased custodial checking balances which are maintained for the benefit of investors in the loan servicing segment of the business.

Other borrowings increased $30.2 million to $77.1 million at June 30, 1996, as compared to $46.9 million at December 31, 1995. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund a portion of the loan growth discussed above with wholesale funds. FHLB advances were the source of borrowings.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 5%. The Bank's liquidity ratio for June 1996 was 5.74%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At June 30, 1996, the Corporation, excluding the Bank, had cash of $756,000.

Metropolitan's liquidity, represented by cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized as follows:

                                         SIX MONTHS ENDED JUNE 30,
                                         -------------------------
                                             1996         1995
                                             ----         ----
Net cash used for operating
  activities                             $  (8,745)    $ (15,751)
Net cash used for investing
 activities                                (82,289)      (57,546)
Net cash provided by
  financing activities                      85,206        72,707
                                         ---------     ---------
Net change in cash and
  cash equivalents                          (5,828)         (590)
Cash and cash equivalents
  at beginning of period                    18,170        11,565
                                         ---------     ---------
Cash and cash equivalents
  at end of period                       $  12,342     $  10,975
                                         =========     =========

Cash provided or used by operating activities is determined largely by changes in the level of loans held for sale. The level of loans held for sale depends on the level of loan originations and the time until an investor funds the purchase of the loan from the Bank.

Cash provided from investing activities consists primarily of principal payments on loans and mortgage-backed securities. The level of these payments increases and decreases depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancings and mortgage repayments. During the six months ended June 30, 1996 and 1995, net cash was used in investing activities, primarily to fund and purchase new loans.

Cash provided from financing activities consists primarily of increased deposits but also includes wholesale borrowings like FHLB advances and reverse repurchase agreements.

At June 30, 1996, $43.8 million, or 7.8%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

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

The Bank's regulatory capital ratios at June 30, 1996 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                             TANGIBLE CAPITAL             CORE CAPITAL             RISK-BASED CAPITAL
                             ----------------             ------------             ------------------
                                                     (DOLLARS IN THOUSANDS)
Capital amount
  Actual                    $39,278        5.89%        $39,570        5.93%        $42,461       8.82%
  Required                   10,003        1.50          26,687        4.00          38,500       8.00
                            -------                     -------                     -------
  Excess                    $29,275        4.39%        $12,883        1.93%        $ 3,961       0.82%
                            =======                     =======                     =======

Metropolitan anticipates that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.

In late 1995, Congress passed legislation as part of its balanced budget bill providing for the merger of the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") effective January 1, 1998. The president vetoed this legislation in December 1995. Since the issues of the undercapitalization of SAIF and the difference in premium rates between BIF and SAIF have not been resolved it is very possible that similar legislation could be passed in the future. One feature of the prior legislation authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a one-time special assessment on SAIF-insured deposits in an amount equal to approximately 85 cents per $100 in insured deposits for the purpose of recapitalizing SAIF. Based upon deposits at June 30, 1996, such an assessment would be approximately $4.7 million, or $3.1 million after-tax. The Corporation, through its line of credit, has $4 million available to contribute to the capital of the Bank and therefore, management does not believe that such an assessment would have a material adverse effect on the Bank or Metropolitan. There can be no assurance as to the ultimate form this legislation will take or its impact on the Bank.


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

Presented below, as of June 30, 1996 and 1995, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.



                                              JUNE 30, 1996          JUNE 30, 1995
                                              -------------          -------------
  CHANGES IN
INTEREST RATE                BOARD LIMIT    CHANGE IN   % CHANGE    CHANGE IN  % CHANGE
(BASIS POINTS)                % CHANGE         NPV       IN NPV       NPV       IN NPV
- --------------               -----------    ---------   --------    ---------  --------
                                                       (DOLLARS IN THOUSANDS)

    +400                      (75)%        $(23,339)     (43)%      $(26,493)    (61)%
    +300                      (50)          (17,235)     (32)        (19,072)    (44)
    +200                      (25)          (11,114)     (21)        (11,864)    (28)
    +100                      (10)           (5,205)     (10)         (5,268)    (12)
    -100                      (10)            4,164        8           4,883      11
    -200                      (25)            9,387       17           9,866      23
    -300                      (50)           18,071       33          15,741      37
    -400                      (75)           30,127       56          22,287      52


As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest rates paid on deposits would increase more rapidly than interest rates earned on assets because deposits generally have shorter periods to repricing. In addition, the fixed rate assets in portfolio will only reprice as the loans are repaid and new loans at higher rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames.

The Bank's sensitivity to rising rates at June 30, 1996 is improved compared to the sensitivity at the same point in time in 1995 due to the increased capital level and the changing mix of assets. At June 30, 1996, the Bank was within the Board established limits for various changes in interest rates.

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

The steps being taken by the Bank to manage interest rate risk include: (i) the continued focus of originating and purchasing adjustable rate assets for portfolio; (ii) the sale of fixed rate one- to four-family loans with servicing retained; (iii) focus on shortening the term of fixed rate lending by increasing the percent of the fixed rate loan portfolio represented by consumer loans; (iv) increasing business lending which will result in loans with generally adjustable rates and shorter terms; (v) increasing the loan servicing portfolio; (vi) emphasizing transaction account deposit products which are less susceptible to repricing in a rising interest rate environment; (vii) maintaining competitive pricing on longer term certificates of deposit; and (viii) utilizing term advances and other borrowings rather than short-term funds.


ACCOUNTING DEVELOPMENTS

In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires lenders who sell originated loans and retain the servicing rights to recognize as separate assets the rights to service mortgage loans for others. It also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Management elected to adopt this statement effective January 1, 1995. At June 30, 1996 and December 31, 1995, the fair value of such rights was in excess of the amount capitalized.


FEDERAL TAXATION

In August 1996, legislation was passed, but not yet signed into law as of the date of this report, which eliminates the percentage of taxable income method for deducting additions to the tax bad debt reserve for all thrifts for tax years beginning after December 31, 1995. The new legislation would require Metropolitan to recapture the excess of its bad debt reserve at December 31, 1995 over the balance of the tax bad debt reserve outstanding at the end of the base year which is 1988. The tax due would be paid ratably over a six year period. Metropolitan has provided deferred taxes for this excess as required by current accounting rules and therefore the change in this legislation should not have a material adverse effect on the results of operation. Going forward, Metropolitan will use the direct write-off method for deducting tax bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred.

PART II.      OTHER INFORMATION

Items 1-5 are not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits
                  Exhibit
                  Number    Description
                  ------    -----------
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

                    27      Financial Data Schedule(1)

                    99.1 The Loan Agreement by and between The Huntington National Bank and Metropolitan Financial Corp., dated February 22, 1995, relating to the Huntington Bank Loan (incorporated by reference to Exhibit 99.1 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 28, 1995 (Registration No. 33-98380), as amended), as amended by Amendments 1, 2, and 3 previously filed, and as amended by Amendment 4 filed herewith.

               b. Reports on Form 8-K - No reports on Form 8-K were filed by
                  Metropolitan during the first six months of 1996.

        (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

                          METROPOLITAN FINANCIAL CORP.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          METROPOLITAN FINANCIAL CORP.



                                     By:     /s/ David G. Lodge
                                             --------------------------
                                                 David G. Lodge,
                                                 President (principal
                                                 financial and accounting
                                                 officer)

                                     Date:  August 13, 1996