Form 10-Q
period 1996-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1996-11-14
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1996.

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                  to
                                  -----------------  ---------------------
Commission file number        000-21553
                       ---------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                            34-1109469
-----------------------------------                     ----------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

   6001 Landerhaven Drive    Mayfield Heights, Ohio          44124
------------------------------------------------------------------
    (Address of Principal Executive Offices)             (Zip Code)

                                 (216) 646-1111
                                 --------------
              (Registrant's Telephone Number, Including Area Code)
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     ------   ------

As of November 12, 1996, there were issued and outstanding 3,525,635 shares of the Registrant's Common Stock.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS
                                -----------------

PART I.    FINANCIAL INFORMATION                                           PAGE
  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition as of
           September 30, 1996 and December 31, 1995 ...........              3

                   Consolidated Statements of Operations for the three
                   and nine months ended September 30, 1996 and 1995 ..      4

                   Condensed Consolidated Statements of Cash Flows for
                   the nine months ended September 30, 1996 and 1995 ..      5

                   Notes to Consolidated Financial Statements .........   6-12

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................  13-27

PART II.   OTHER INFORMATION...........................................  28-29


SIGNATURES  ...........................................................     30


PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                     (In Thousands)
ASSETS
  Cash and cash equivalents                       $18,344         $18,170
  Securities available for sale (Note 3)           12,186          22,806
  Mortgage-backed securities available
     for sale                (Note 3)              42,255          39,156
  Loans held for sale                               6,877           1,504
  Loans receivable, net (Note 4)                  602,736         478,345
  Federal Home Loan Bank stock, at cost             3,920           3,569
  Accrued interest receivable                       4,371           3,708
  Premises and equipment, net                      10,786           7,500
  Real estate owned, net                            1,503             258
  Prepaid expenses and other assets                 5,598           2,761
  Cost of loan servicing rights (Note 5)            8,363           9,130
  Cost in excess of fair value of net
    assets acquired                                 3,029           3,188
                                                 --------        --------
Total assets                                     $719,968        $590,095
                                                 ========        ========
LIABILITIES
  Deposits                                       $584,749        $503,742
  Other borrowings (Note 6)                        90,424          46,874
  Accrued interest payable                          3,677           4,551
  Official check float account                      3,648           2,779
  Other liabilities                                11,934           6,683
                                                 --------        --------
Total liabilities                                 694,432         564,629
                                                 --------        --------
SHAREHOLDER'S EQUITY
  Common stock, no par value, 250,000
  shares authorized, one share issued
  and outstanding
  Additional paid-in capital                        7,801           7,801
  Retained earnings                                17,380          16,928
  Unrealized gain on securities available
   for sale, net of tax                               355             737
                                                 --------        --------
  Total shareholder's equity                       25,536          25,466
                                                 --------        --------

Total liabilities & shareholder's
  equity                                         $719,968        $590,095
                                                 ========        ========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                           1996            1995            1996          1995
                                         --------         -------        -------        -------
                                                               (In Thousands)
INTEREST INCOME
  Interest and fees on loans             $ 13,040         $10,220        $36,080        $29,536
  Interest on mortgage-backed
    securities                                700             929          1,965          1,585
  Interest and dividends on
    other investments                         268             255            951            650
                                         --------         -------        -------        -------
    Total interest income                  14,008          11,404         38,996         31,771
                                         --------         -------        -------        -------
INTEREST EXPENSE
  Interest on deposits                      7,164           6,129         20,508         17,080
  Interest on other borrowings              1,455           1,089          3,560          2,525
                                         --------         -------        -------        -------
    Total interest expense                  8,619           7,218         24,068         19,605
                                         --------         -------        -------        -------
NET INTEREST INCOME                         5,389           4,186         14,928         12,166
Provision for loan losses                     650             240          1,335            719
                                         --------         -------        -------        -------
Net interest income after
  provision for loan losses                 4,739           3,946         13,593         11,447
                                         --------         -------        -------        -------
Non-interest income
  Gain on sale of loans                       105             131            140            244
  Loan servicing income, net                  307             354            939            745
  Loan option income                          114                            521            420
  Loan credit discount income                                                               406
  Other operating income                      840             361          1,812            992
                                         --------         -------        -------        -------
    Total non-interest income               1,366             846          3,412          2,807
                                         --------         -------        -------        -------
Non-interest expense
  Salaries and related
    personnel cost                          2,263           1,789          6,334          5,048
  Occupancy and equipment expense             645             538          1,770          1,563
  Federal deposit insurance
    premiums                                  352             290            991            838
  Federal deposit insurance
    assessment                              2,928                          2,928
  Data processing expense                     155             106            450            433
  Marketing expense                           214             133            498            359
  State franchise taxes                       114              75            347            227
  Amortization of intangibles                  50              55            159            166
  Other operating expenses                  1,029             656          2,636          1,759
                                         --------         -------        -------        -------
    Total non-interest expense              7,750           3,642         16,113         10,393
                                         --------         -------        -------        -------
INCOME (LOSS) BEFORE INCOME TAXES          (1,645)          1,150            892          3,861
Provision for income taxes                   (516)            434            440          1,466
                                         --------         -------        -------        -------
NET INCOME(LOSS)                         $ (1,129)        $   716        $   452        $ 2,394
                                         ========         =======        =======        =======

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                 Nine Months Ended September 30,
                                                        1996           1995
                                                      ---------     ---------
                                                          (In Thousands)
NET CASH PROVIDED(USED) BY
  OPERATING ACTIVITIES                                $  (1,647)    $   6,543

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for
    sale                                               (117,191)       (4,101)
  Proceeds from sale of securities
    available for sale                                  127,459
  Disbursement of loan proceeds                        (195,109)      (72,736)
  Purchases of loans                                    (44,071)      (53,313)
  Purchases of mortgage-backed securities
    available for sale                                   (8,705)
  Proceeds from loan principal repayments               109,246        64,713
  Proceeds from sale of loans                             4,915
  Proceeds from mortgage-backed securities
    principal repayments and maturities                   5,426         1,982
  Proceeds from sale of real estate owned                    41           102
  Purchase of premises and equipment                     (3,761)       (3,695)
  Purchase of FHLB stock                                   (157)       (1,041)
  Purchase of mortgage loan servicing rights               (828)       (5,359)
                                                      ---------     ---------
    Net cash used for investing activities             (122,735)      (73,448)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                         81,006        40,568
  Proceeds from borrowings                              224,350       276,700
  Repayment of borrowings                              (180,800)     (247,730)
                                                      ---------     ---------
    Net cash provided by financing
    activities                                          124,556        69,538
                                                      ---------     ---------

Net change in cash and cash equivalents                     174         2,633

Cash and cash equivalents at beginning
  of period                                              18,170        11,565
                                                      ---------     ---------

Cash and cash equivalents at end
  of period                                           $  18,344     $  14,198
                                                      =========     =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                          $  24,941     $  17,350
    Income taxes                                          1,587         2,361
    Transfer from loans receivable to
      other real estate                                   1,326           280
    Loans securitized                                                  48,509

 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries, MetroCapital Corporation and Metropolitan Savings Bank of Cleveland (the "Bank"), and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany balances have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three and nine months ended September 30, 1996 and 1995; (b) the financial condition at September 30, 1996 and December 31, 1995; and (c) the statement of cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year. The annual report for Metropolitan for the year ended December 31, 1995, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

LOANS: Loans receivable, net are held for investment and are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. Sales of loans are dependent upon various factors, including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements. The Bank reevaluates its intent to hold loans at each balance sheet date based on the then current environment and, if appropriate, reclassifies loans as held for sale and records them at the lower of cost or market. For multifamily and commercial real estate loans held for sale, the Bank enters into a sales agreement concurrent with loan origination/purchase. As such, these loans are recorded at cost, which approximates market. At September 30, 1996 and December 31, 1995, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of sale.

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

3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at September 30, 1996 and December 31, 1995 are as follows (In Thousands):

                                        September 30, 1996
                             ------------------------------------------
                                           Gross      Gross
                             Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains      Losses     Value
                             ---------  ----------  ----------   ------
U.S. Treasury securities      $  6,103   $      32  $     (96)  $ 6,039
Mutual funds                     1,147                            1,147
FNMA preferred stock             5,000                            5,000
                              --------   ---------  ---------   -------
   Total investment securities  12,250          32        (96)   12,186
                              --------   ---------  ---------   -------
Mortgage-backed securities      41,654         625        (24)   42,255
                              --------   ---------  ---------   -------
   Totals                     $ 53,904   $     657  $    (120)  $54,441
                              ========   =========  =========   =======

                                          December 31, 1995
                             ------------------------------------------
                                           Gross      Gross
                             Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains      Losses     Value
                             ---------  ----------  ----------   ------
U.S. Treasury securities      $ 12,195   $     277  $     (30)  $12,442
Mutual funds                    10,364                           10,364
                              --------   ---------  ---------   -------
   Total investment securities  22,559         277        (30)   22,806
                              --------   ---------  ---------   -------

Mortgage-backed securities      38,286         870               39,156
                              --------   ---------  ---------   -------
   Totals                     $ 60,845   $   1,147  $     (30)  $61,962
                              ========   =========  =========   =======

4.  LOANS RECEIVABLE

The following table presents, for the periods indicated, the composition of the loan portfolio (In Thousands):

                                         September 30,   December 31,
                                             1996           1995
                                         -------------   ------------
Real estate loans
  Construction loans
    Residential single family             $  48,894       $  37,118
    Commercial                                2,325             440
    Loans in process                        (32,159)        (23,373)
                                          ---------       ---------
      Construction loans, net                19,060          14,185
  Permanent loans
    Residential single family               115,630          76,259
    Residential apartments                  271,675         231,459
    Commercial                              127,273         109,402
    Other                                    14,726          10,652
                                          ---------       ---------
       Total real estate loans              548,364         441,957
Consumer loans                               48,915          32,213
Business and other loans                     11,918           8,704
                                          ---------       ---------
  Total loans                               609,197         482,874
Premiums(discounts) on loans,net               (308)           (544)
Deferred loan fees                           (2,100)         (1,220)
Allowance for losses on loans                (4,053)         (2,765)
                                          ---------       ---------

                                          $ 602,736       $ 478,345
                                          =========       =========

Activity in the allowance for losses on loans for the periods indicated is as follows (In Thousands):

                                        Nine Months Ended September 30,
                                            1996            1995
                                          --------        --------
Balance at the beginning of the period    $  2,765        $  1,910
Provision for loan losses                    1,335             719
Net charge-offs                                (47)            (78)
                                          --------        --------
Balance at the end of the period          $  4,053        $  2,551
                                          ========        ========

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at September 30, 1996 and December 31, 1995 is as follows (In Thousands):

                                         September 30,  December 31,
                                            1996            1995
                                         -------------  ------------
Balance of impaired loans                  $ 3,257        $  3,569
Less portion for which no allowance
  for losses on loans is allocated           2,626           3,569
                                           -------        --------
Portion of impaired loans for which
  an allowance for loan losses is
  allocated                                $   631        $
                                           =======        ========
Portion of allowance for losses on
  loans allocated to the impaired
  loan balance                             $   156        $
                                           =======        ========

Information regarding impaired loans is as follows for the nine months ended September 30, 1996 and the year ended December 31, 1995 (In Thousands):

                                        September 30,   December 31,
                                            1996            1995
                                        -------------   ------------
Average investment in impaired loans
  during the period                        $ 4,128        $  2,144
Interest income recognized on impaired
  loans including income recognized on
  a cash basis during the period           $    48        $     36

5.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1996 and December 31, 1995 are summarized as follows (In Thousands):

                                        September 30,   December 31,
                                            1996            1995
                                         ----------      ----------
Mortgage loans underlying pass-through
  securities
  FNMA                                   $  142,227      $  112,657
Mortgage loan portfolios serviced for
  FHLMC                                     721,245         781,402
  FNMA                                      222,004         224,545
  Other                                      30,073          63,611
                                         ----------      ----------
    Total loans serviced for others      $1,115,549      $1,182,215
                                         ==========      ==========

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $15,191,000 and $14,198,000 at September 30, 1996 and December 31, 1995, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the nine month periods ended September 30, 1996 and 1995 (In Thousands):

                                        Nine Months Ended September 30,
                                            1996            1995
                                          --------        --------
Balance at the beginning of the period    $  9,130        $  4,825
Acquired or originated                         828           5,359
Amortization                                (1,595)         (1,035)
                                          --------        --------
Balance at the end of the period          $  8,363        $  9,149
                                          ========        ========

6.  OTHER BORROWINGS

The following table presents, for the periods indicated, the composition of other borrowings (In Thousands):

                                        September 30,   December 31,
                                            1996            1995
                                          --------        --------
Federal Home loan Bank Advances
  (5.8% and 5.75% at September 30, 1996
  and December 31, 1995, respectively)    $ 61,550        $ 28,000

Reverse repurchase agreement (5.6% at
  September 30, 1996)                       10,000

Subordinated debt maturing December 31,
  2001 (10% fixed rate)                      4,874           4,874

Subordinated debt maturing January 1,
  2005 (9.625% fixed rate)                  14,000          14,000
                                          --------        --------
    Total                                 $ 90,424        $ 46,874
                                          ========        ========

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank can be a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial commitments include commitments to make loans. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

The Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $10,056,000 and $23,724,000, and $18,543,000 and $11,152,000, at September 30, 1996 and December 31, 1995,
respectively. In addition, the Bank had firm commitments to sell loans totalling $2,685,000 and $2,006,000, at September 30, 1996 and December 31, 1995,
respectively; and optional commitments to sell loans totalling $5,439,000 and $458,000, at December 31, 1995, respectively.

At September 30, 1996 and December 31, 1995, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee which is recognized in income at the time the transaction is complete. At September 30, 1996, loans with an unpaid principal balance of $7,209,000 and a carrying value of $5,439,000 were held for sale in connection with outstanding purchase options. At December 31, 1995, a loan with an unpaid principal balance of $583,000 and a carrying amount of $458,000 was held for sale in connection with an outstanding purchase option. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.

8.  SUBSEQUENT EVENT

On November 1, 1996, the Corporation completed an initial public offering of 400,000 shares of its Common Stock, without par value, at a price of $10.00 per share to the public. The net proceeds of the offering, approximately $3.4 million, will be added to the capital of the Bank. In connection with the Corporation's initial public offering, the Corporation's sole shareholder sold 405,000 shares of Common Stock of Metropolitan at a price of $10.00 per share to the public. The Corporation did not receive any of the proceeds from the sale of Common Stock by the sole shareholder. In addition, immediately prior to the offering, the Corporation effected a 3,125,635-for-one stock split.

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

Average Balances and Yields. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans are considered in average loan balances.

                                                               Three Months Ended September 30,
                                                       1996                                           1995
                                     -------------------------------------         ------------------------------------------
                                                                 (Dollars in thousands)
                                     Average                                       Average
                                     Balance          Interest        Rate         Balance         Interest             Rate
                                     --------         --------        ----         --------         -------             ----
Interest-earning assets:
Loans receivable                     $603,789         $ 13,040        8.64%        $463,857         $10,220             8.81%
Mortgage-backed securities
 available for sale (1)                41,601              700        6.73           58,571             929             6.34
Other (1)                              16,857              268        6.36           17,765             255             5.74
                                     --------         --------                     --------         -------
Total interest-earning
  assets                              662,247           14,008        8.46          540,193          11,404             8.44
                                                      --------                                      -------
Nonearning assets                      40,366                                        29,607
                                     --------                                      --------
Total assets                         $702,613                                      $569,800
                                     ========                                      ========
Interest-bearing liabilities:
Deposits                             $540,225            7,164        5.28         $441,144           6,129             5.51
Other borrowings                       87,320            1,455        6.63           63,926           1,089             6.76
                                     --------         --------                     --------         -------
Total interest-bearing
  liabilities                         627,545            8,619        5.46          505,070           7,218             5.67
                                                      --------                                      -------
Noninterest-bearing
  liabilities                          49,416                                        41,564
Shareholder's equity                   25,652                                        23,166
                                     --------                                      --------
Total liabilities and
  shareholder's equity               $702,613                                      $569,800
                                     ========                                      ========
Net interest income                                   $  5,389                                      $ 4,186
                                                      ========                                      =======
Interest rate spread                                                  3.00%                                             2.77%
                                                                      ====                                              =====
Net interest margin                                                   3.25%                                             3.10%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                          105.53%                                       106.95%
                                     ========                                     =========


                                                                  Nine Months Ended September 30,
                                                          1996                                        1995
                                        -------------------------------------          -----------------------------------
                                                                       (Dollars in thousands)
                                        Average                                       Average
                                        Balance           Interest       Rate          Balance         Interest       Rate
                                        -------           --------       ----          -------         --------       ----
Interest-earning assets:
Loans receivable                       $ 560,161          $ 36,080       8.59%        $456,963         $ 29,536       8.62%
Mortgage-backed securities
 available for sale (1)                   39,401             1,965       6.65           33,313            1,585       6.34
Other (1)                                 20,099               951       6.31           14,991              650       5.78
                                         -------            ------                     -------           ------
Total interest-earning
  assets                                 619,661            38,996       8.39          505,267           31,771       8.38
                                                            ------                                       ------
Nonearning assets                         37,976                                        26,267
                                       ---------                                      --------
Total assets                           $ 657,637                                      $531,534
                                       =========                                      ========

Interest-bearing liabilities:
Deposits                               $ 518,191            20,508       5.29         $429,920           17,080       5.31
Other borrowings                          70,252             3,560       6.77           47,990            2,525       7.03
                                         -------            ------                     -------           ------
Total interest-bearing
  liabilities                            588,443            24,068       5.46          477,910           19,605       5.48
                                                            ------                                       ------
Noninterest-bearing
  liabilities                             43,316                                        31,532
Shareholder's equity                      25,878                                        22,092
                                         -------                                       -------
Total liabilities and
  shareholder's equity                 $ 657,637                                      $531,534
                                       =========                                      ========
Net interest income                                        $14,928                                      $12,166
                                                           =======                                      =======
Interest rate spread                                                     2.93%                                       2.90%
                                                                         ====                                        ====
Net interest margin                                                      3.21%                                       3.21%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                            105.31%                                       105.72%
                                         ======                                        ======

(1) The average balances of mortgage-backed securities and securities available for sale are presented at historical cost.


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

                                   Three Months ended September 30,
                                           1996 vs. 1995
                                       Increase  (Decrease)
                                   -----------------------------
                                               Change     Change
                                     Total     Due to     Due to
                                    Change     Volume      Rate
                                   -------     -------     -----
INTEREST INCOME ON:
  Loans receivable                 $ 2,820     $ 3,018     $(198)
  Mortgage-backed securities          (229)       (290)       61
  Other                                 13         (12)       25
                                   -------     -------     -----
   Total interest income             2,604     $ 2,716     $(112)
                                   -------     =======     =====
INTEREST EXPENSE ON:
  Deposits                           1,035       1,351      (316)
  Other borrowings                     366         394       (28)
                                   -------     -------     -----
   Total interest expense            1,401     $ 1,745     $(344)
                                   -------     =======     =====
Increase in net interest income    $ 1,203
                                   =======

                                 Nine Months ended September 30,
                                          1996 vs. 1995
                                      Increase  (Decrease)
                                    ------------------------
                                             Change    Change
                                   Total     Due to    Due to
                                   Change    Volume    Rate
                                   ------    ------    -----
INTEREST INCOME ON:
  Loans receivable                 $6,544    $6,647    $(103)
  Mortgage-backed securities          380       301       79
  Other                               301       238       63
                                   ------    ------    -----
   Total interest income            7,225    $7,186    $  39
                                   ------    ======    =====
INTEREST EXPENSE ON:
  Deposits                          3,428     3,509      (81)
  Other borrowings                  1,035     1,127      (92)
                                   ------    ------    -----
   Total interest expense           4,463    $4,636    $(173)
                                   ------    ======    =====
Increase in net interest income    $2,762
                                   ======


RESULTS OF OPERATIONS

Net Income/Loss. Metropolitan incurred a net loss of $1.1 million for the three months ended September 30, 1996, a decrease in net income of $1.8 million from net income of $716,000 for the same period in 1995. The reason for the decline in net income was the special assessment on Savings Association Insurance Fund ("SAIF") insured deposits of $2.9 million ($1.9 million after tax) imposed by the Federal Deposit Insurance Corporation which was recorded on September 30, 1996.

On September 30, 1996, President Clinton signed into law an Omnibus budget reconciliation bill (the "Omnibus Bill") which included provisions designed to recapitalize the SAIF and to mitigate the Bank Insurance Fund ("BIF")/SAIF premium disparity. The Omnibus Bill required the FDIC to impose a special assessment on SAIF-insured deposits which were held at March 31, 1995. The FDIC has announced that the special assessment rate will be 65.7 basis points of SAIF-insured deposits as of the assessment date. The assessment will be paid on November 27, 1996 from working capital of the Bank. When the SAIF reaches its required reserve ratio following the one-time assessment, the FDIC has indicated that it will reduce the annual assessment rates for SAIF-insured institutions to bring them in line with BIF assessment rates.

Net income declined to $452,000 for the nine months ended September 30, 1996, as compared to $2.4 million for the same period in 1995. Similar to the three-month decrease, the decline in net income was due to the $1.9 million after-tax effect of the SAIF assessment recorded during the third quarter of 1996.

Metropolitan's net interest margin increased 15 basis points to 3.25% for the three month period ended September 30, 1996 as compared to 3.10% for the same period in 1995, largely as a result of the decline in cost of funds. Net interest margin remained stable at 3.21% for the nine month period ended September 30, 1996, as compared to the same period in 1995, largely as a result of the changing mix of interest earning assets and a decline in costs paid for deposits and borrowings.

Interest Income. Total interest income increased 22.8% and 22.7% to $14.0 million and $36.0 million in the three and nine month periods ended September 30, 1996, respectively, as compared to $10.2 million and $29.5 million in the same periods in 1995. This increase primarily resulted from a 22.6% increase in average interest-earning assets in each of the two respective periods. The average balance of loans increased $139.9 million and $103.2 million, respectively, which was a result of Metropolitan's consistent strategy of increasing assets so long as quality loans with acceptable yield and term characteristics are available. The weighted average yield on interest-earning assets increased slightly to 8.46% and 8.39% during the three and nine month periods ended September 30, 1996, respectively, as compared to 8.44% and 8.38% during the same periods in 1995.

Interest Expense. Total interest expense increased 19.4% and 22.8% to $8.6 million and $24.1 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $7.2 million and $19.6 million for the same periods in 1995. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding for the three and nine month periods ending September 30, 1996 compared to the same periods in 1995. In accordance with Metropolitan's strategy to fund its growth in assets primarily with deposits, the average balance of deposit accounts increased $99.1 million, or 22.5%, during the three months ended September 30, 1996 compared to 1995, and increased $88.3 million, or 20.5%, during the nine months ended September 30, 1996 compared to 1995.

Metropolitan's cost of funds decreased to 5.46% in each of the three and nine months ended September 30, 1996 as compared to 5.67% and 5.48% in the same periods in 1995 due to a decline in the market interest rates paid for deposits and the changing mix of other borrowings.

Provision for Loan Losses. The provision for loan losses increased $410,000 and $616,000 in the three and nine month periods ended September 30, 1996, respectively. While net charge-offs to average loans for the three and nine months ended September 30, 1996 were only 0.02% and 0.01%, respectively, management increased the provision for loan losses due to continued loan growth. Non-performing loans as a percentage of total loans increased to 0.77% at September 30, 1996, as compared to 0.68% at December 31, 1995. The allowance for losses on loans at September 30, 1996 was $4.1 million or 0.66% of total loans, as compared to $2.8 million, or 0.57% of total loans, at December 31, 1995. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Non-Interest Income. Total non-interest income increased 61.5% and 86.2% to $1.4 million and $3.4 million in the three and nine months ended September 30, 1996 as compared to $846,000 and $2.8 million in the same periods in 1995. The following table sets forth Metropolitan's non-interest income for the periods indicated.

                               Three Months ended Sept 30,     Nine Months ended Sept 30,
                                   1996           1995             1996           1995
                                   ----           ----             ----           ----
                                 (In thousands)
Loan servicing income, net       $  307         $  354           $  939         $  745
Gain on sale of loans               105            131              140            244
Loan option income                  114                             521            420
Loan credit discount income                                                        406
Other                               840            361            1,812            992
                                 ------        -------           ------         ------
Total                            $1,366        $   846           $3,412         $2,807
                                 ======        =======           ======         ======


Net loan servicing income decreased 13.3% in the three month period ended September 30, 1996, as compared to the same period in 1995, due to a decline in the portfolio being serviced for others to $1.1 billion from $1.2 billion at September 30, 1995. Net loan servicing income increased 26.0% to $939,000 in the nine month period ended September 30, 1996, as compared to the same period in 1995 due to the increase in the average size of the portfolio being serviced for others during the two nine month periods. The increase in the servicing portfolio and related net loan servicing fees was a result of Metropolitan's strategy of increasing non-credit based fee income. Although the portfolio of loans serviced for others declined to $1.1 billion at September 30, 1996 compared to $1.2 billion at September 30, 1995, servicing rights for $371.2 million were only acquired in June of 1995 and had not been serviced long enough to contribute to loan servicing income during the first nine months of 1995, while the full nine month period in 1996 showed the benefit of this acquisition.

Gain on sale of loans was $105,000 and $140,000 in the three and nine month periods ended September 30, 1996, as compared to $131,000 and $244,000 during the same periods in 1995. This income was dependent upon both the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by prevailing interest rates.

Loan option income was $114,000 and $521,000 in the three and nine month periods ended September 30, 1996, respectively, as compared to zero and $420,000 in each of the same periods in 1995. Loan option income has been a source of non-interest income for the Bank since the second quarter of 1995. In these transactions Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a specified price within a specified time period. The third party was a loan broker and the loan option fee was negotiated based on the principal amount of the loans involved. These option transactions provided the loan broker a period time to find a buyer who was willing to pay a higher price for the loans.

Loan credit discount income was $406,000 during the nine month period ended September 30, 1995. Metropolitan frequently purchases multifamily and commercial real estate loans in the secondary market. These loans are often purchased at a discount based on a comparison of loan rates to market interest rates. The portion of the discount attributable to interest rate is accreted to interest income over the life of the loan. From time to time, however, Metropolitan purchases loans at a discount due to Metropolitan's assessment of credit risk and the value of the underlying collateral. These collateral discounts are not recognized in income over the life of the loan. When these loans payoff, if Metropolitan receives the full contractual principal due, any unamortized discount related to management's initial assessment of the deficiency in collateral values is recognized as non-interest income. Metropolitan had no loan credit discount income in the nine months ended September 30, 1996 and does not expect this source of non-interest income to be recurring.

Other noninterest income increased $479,000 and $820,000 in the three and the nine month periods ended September 30, 1996, compared to the same periods in the previous year. This increase was primarily due to increased fee income earned on checking accounts due primarily to the increased size and number of business checking accounts, an increase in ATM fees due to an increase in transaction fees and the number of ATM transactions, an increase in credit card fees due to the increase in the credit card portfolio and increased credit card transactions and an increase in miscellaneous fee income due to the increased size and number of retail sales offices.

Non-Interest Expense. Total non-interest expense increased to $7.8 million and $16.1 million in the three and nine month periods ended September 30, 1996, respectively, as compared to $3.6 million and $10.4 million for the same periods in 1995. The following table sets forth Metropolitan's non-interest expense for the periods indicated:

                              Three Months ended Sept 30,  Nine Months ended Sept 30,
                                    1996          1995          1996          1995
                                    ----          ----          ----          ----
                                                    (In thousands)
Personnel related costs          $ 2,263       $ 1,789        $ 6,334       $ 5,048
Occupancy costs                      645           538          1,770         1,563
Federal deposit insurance
  premiums                           352           290            991           838
Federal deposit insurance
  assessment                       2,928                        2,928
Data processing expense              155           106            450           433
Amortization of intangibles           50            55            159           166
State franchise tax                  114            75            347           227
Marketing expense                    214           133            498           359
Other operating expenses           1,029           656          2,636         1,759
                                --------       -------        -------       -------
Total                           $  7,750       $ 3,642        $16,113       $10,393
                                ========       =======        =======       =======

The primary cause for the increase in non-interest expense in the three and nine month periods ended September 30, 1996, was the one-time assessment to recapitalize the SAIF. The assessment is computed based upon deposits as of March 31, 1995 at a rate of 65.7 basis points, or $2.9 million.

Personnel related expenses increased $474,000 and $1.3 million, which represented 11.5% and 22.4% of the increase in total non-interest expense in the three and nine month periods ended September 30, 1996, respectively, over the same periods in 1995. The increase was primarily a result of having two additional full service retail sales offices open in the 1996 periods, the payment of incentives for loan and deposit production, the addition to staff of loan production officers, the full effect of additions to staff in various departments late in 1995 and the effects of merit increases. Occupancy costs increased $107,000 and $207,000, which represented 2.6% and 3.6% of the increase in total non-interest expense in the three and nine month periods ended September 30, 1996, respectively, over the same periods in 1995, generally as a result of an increase in the number of full service retail sales offices. Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $373,000 and $876,000, which represented 9.1% and 15.3% of the increase in total non-interest expense in the three and nine month periods ended September 30, 1996, respectively, over the same periods in 1995, generally as a result of an increase in the number of full service retail offices.

Provision for Income Taxes. The provision for income taxes was a benefit of $516,000 in the three month period ended September 30, 1996, as a result of the pre-tax loss generated by the one-time special assessment to recapitalize the SAIF. The provision for income taxes was $440,000 in the nine month period ended September 30, 1996. The effective tax rate was 49.3% for the nine month period ended September 30, 1996, as compared to 38.0% for the same period in 1995. The effective tax rate is higher in the 1996 period because permanent differences, such as those which are not deductible for tax purposes like amortization of intangibles, have increased in relationship to pre-tax income as a result of the unfavorable effect the one-time assessment to recapitalize the SAIF had on pre-tax income.

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

                                           September 30,   December 31,
                                               1996           1995
                                               ----           ----
                                              (Dollars in thousands)
Non-accrual loans                             $4,479         $3,103
Loans past due greater than
  90 days or impaired, still accruing            224            204
                                              ------         ------
Total non-performing loans                     4,703          3,307
Real estate owned                              1,503            258
                                              ------         ------
Total non-performing assets                   $6,206         $3,565
                                              ======         ======
Allowance for losses on loans                 $4,053         $2,765
                                              ======         ======

Non-performing loans to total loans             0.77%          0.68%
Non-performing assets to total assets           0.87%          0.60%
Net charge-offs to average loans                0.01%(1)       0.02%
Provision for loan losses to
  average loans                                 0.48%(1)       0.21%
Allowance for losses on loans to
  total non-performing loans at
  end of period                                65.31%         83.61%
Allowance for losses on loans to
  total loans at end of period                  0.66%          0.57%

(1) Annualized for comparative purposes.

Non-performing assets at September 30, 1996 increased $2.6 million, or 74.1% to $6.2 million as compared to $3.6 million at December 31, 1995. The increase was due to four large credits, two secured by multifamily properties and two secured by retail strip shopping centers. One multifamily property has already been foreclosed and is included in real estate owned. Management will likely move to foreclose on the three remaining properties and therefore expects the status of those loans to remain non-performing through the rest of 1996 and into 1997. Based upon recent appraisals of the underlying collateral the loans are adequately secured by the collateral value and no material losses are anticipated. Management considers all three of the loans to be impaired because it does not expect that all principal and interest amounts will be collected according to the terms of the loan contract.

Non-performing assets at December 31, 1995 included a $1.5 million loan secured by an apartment building in Southern California which was damaged in the January 1994 earthquake. The apartment building has been reconstructed. Under the terms of a loan workout agreement the borrower has resumed regular principal and interest payments, and is also repaying interest accrued during the reconstruction period. This loan is no longer considered impaired by management because management expects that deferred interest and principal will be fully collected.

Non-performing loans include $3.3 million and $3.6 million of loans at September 30, 1996 and December 31, 1995, respectively, considered by management to be impaired. The circumstances and trends associated with these loans have been included in management's consideration of the adequacy of the allowance for losses on loans.

FINANCIAL CONDITION

Total assets amounted to $720.0 million at September 30, 1996, as compared to $590.1 million at December 31, 1995, an increase of $129.9 million, or 22.0%. The increase in assets was funded with deposit growth of $81.0 million and an increase in Federal Home Loan Bank ("FHLB") advances and other borrowings of $43.6 million.

Securities decreased $10.6 million, or 46.6%, to $12.2 million. The decline is largely due to a reduction in excess short-term liquidity which was used to fund loan purchases early in 1996.

Net loans receivable increased $124.4 million, or 26.0% to $602.7 million at September 30, 1996. This increase was consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status. The loan growth was proportionate and the mix of loan types has not changed significantly compared to December 31, 1995.

Premises and equipment increased $3.3 million, or 43.8%, to $10.8 million at September 30, 1996. This increase was due to a major expansion undertaken at one existing retail sales office location and the purchase of land and a building for two future full service retail sales office locations. This expansion and planned expansion is consistent with Metropolitan's strategy to fund its asset growth primarily with retail deposits.

Deposits totalled $584.7 million at September 30, 1996, an increase of $81.0 million, or 16.1%, over the balance at December 31, 1995. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices and increased custodial checking balances which are maintained for the benefit of investors in the loan servicing segment of the business.

Other borrowings increased $43.6 million to $90.4 million at September 30, 1996, as compared to $46.9 million at December 31, 1995. Based on the lower cost of wholesale funds as compared to comparable maturity retail deposits, management chose to fund a portion of the loan growth discussed above with FHLB advances and reverse repurchase agreements.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 5%. The Bank's liquidity ratio for September 1996 was 5.24%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At September 30, 1996, the Corporation, excluding the Bank, had cash of $1.1 million.

Metropolitan's liquidity, represented by cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized as follows:

                                      NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------
                                            1996           1995
                                            ----           ----
Net cash provided (used) for
 operating activities                    $  (1,647)    $   6,544
Net cash used for investing
 activities                               (122,735)      (73,449)
Net cash provided by
  financing activities                     124,556        69,538
                                         ---------     ---------
Net change in cash and
  cash equivalents                             174         2,633
Cash and cash equivalents
  at beginning of period                    18,170        11,565
                                         ---------     ---------
Cash and cash equivalents
  at end of period                       $  18,344     $  14,198
                                         ---------     ---------

Cash provided or used by operating activities is determined largely by changes in the level of loans held for sale. The level of loans held for sale depends on the level of loan originations and the time until an investor funds the purchase of the loan from the Bank.

Cash provided from investing activities consists primarily of principal payments on loans and mortgage-backed securities. The level of these payments increases and decreases depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancings and mortgage repayments. During the nine months ended September 30, 1996 and 1995, net cash was used in investing activities, primarily to fund and purchase new loans.

Cash provided from financing activities consists primarily of increased deposits but also includes wholesale borrowings like FHLB advances and reverse repurchase agreements.

At September 30, 1996, $49.9 million, or 8.5%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities and competetively prices selected deposit maturities to minimize the potential adverse effect on liquidity.

Capital. On November 1, 1996, the Corporation completed an initial public offering of 400,000 shares of its Common Stock, without par value, at a price of $10.00 per share to the public. The net proceeds of the offering, approximately $3.4 million, will be added to the capital of the Bank. In connection with the Corporation's initial public offering, the Corporation's sole shareholder sold 405,000 shares of Common Stock of Metropolitan at a price of $10.00 per share to the public. The Corporation did not receive any of the proceeds from the sale of Common Stock by the sole shareholder. In addition, immediately prior to the offering, the Corporation effected a 3,125,635-for-one stock split.

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

The Bank's regulatory capital ratios at September 30, 1996 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                                                      TANGIBLE CAPITAL CORE CAPITAL RISK-BASED CAPITAL
                                                      ------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Capital amount
  Actual                               $38,192      5.33%          $38,463        5.37%          $41,623         8.26%
  Required                              10,743      1.50            28,659        4.00            40,301         8.00
                                       -------                     -------                       -------
  Excess                               $27,449      3.83%          $ 9,804        1.37%          $ 1,322         0.26%
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

In general, the steps being taken by the Bank to manage interest rate risk include: (i) continuing to focus on originating and purchasing adjustable rate assets for portfolio; (ii) selling fixed rate one- to four-family loans with servicing retained; (iii) focusing on shortening the term of fixed rate lending by increasing the percent of the fixed rate loan portfolio represented by consumer loans; (iv) increasing business lending which generally will result in loans with adjustable rates and shorter terms; (v) increasing the loan servicing portfolio; (vi) emphasizing transaction account deposit products which are less susceptible to repricing in a rising interest rate environment; (vii) maintaining competitive pricing on longer term certificates of deposit; and
(viii) utilizing term advances and other borrowings rather than short-term funds.

Presented below, as of September 30, 1996 and December 31, 1995, is an analysis of the Bank's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.

                               September 30, 1996          December 31, 1995
                               ------------------          -----------------
  Changes in
Interest Rate       Board Limit    Change in   % Change    Change in  % Change
(basis points)       % Change         NPV       in NPV       NPV       in NPV
--------------       --------      ---------   --------    ---------   -------
                                         (Dollars in thousands)

    +400              (75)%       $(30,112)     (55)%     $(13,476)    (27)%
    +300              (50)         (22,201)     (41)        (9,576)    (19)
    +200              (25)         (14,916)     (27)        (5,946)    (12)
    +100              (10)          (7,502)     (14)        (2,778)     (6)
    -100              (10)           7,305       13          4,197       9
    -200              (25)          16,328       30          9,481      19
    -300              (50)          27,614       51         17,571      36
    -400              (75)          40,107       74         27,856      57


The Bank's sensitivity to rising rates at September 30, 1996 has increased compared to the sensitivity at December 31, 1995 due to the changing mix of assets and increased dependence on short-term funding. At September 30, 1996, the Bank was outside the Board established limits for +100 and +200 basis point changes in interest rates. Metropolitan is implementing the following steps to return the interest rate risk profile to a level which is within the Board established guidelines: i) review the term of funding sources and extend where possible the term of deposits and borrowings; and ii) limit the volume of all future fixed rate business. Although these steps are currently underway, interim changes in interest rates and the time it takes to effect changes in the asset and liability structure of the balance sheet, it may take more than one quarter to return interest rate risk to a level which is within the Board established guidelines.

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

ACCOUNTING DEVELOPMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be prospectively applied. Management is currently evaluating the impact of adoption of SFAS no. 125 on its financial position and results of operations.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires lenders who sell originated loans and retain the servicing rights to recognize as separate assets the rights to service mortgage loans for others. It also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Management elected to adopt this statement effective January 1, 1995. At September 30, 1996 and December 31, 1995, the fair value of such rights was in excess of the amount capitalized.

FEDERAL TAXATION

Recently enacted legislation eliminates the percentage of taxable income method for deducting additions to the tax bad debt reserve for all thrifts for tax years beginning after December 31, 1995. The new legislation requires Metropolitan to recapture the excess of its bad debt reserve at December 31, 1995 over the balance of the tax bad debt reserve outstanding at the end of the base year which is 1988. The tax due would be paid ratably over a six year period. Metropolitan has provided deferred taxes for this excess as required by current accounting rules and therefore the change in this legislation should not have a material adverse effect on the results of operation. Going forward, Metropolitan will use the direct write-off method for deducting tax bad debts, under which charge-offs are deducted and recoveries are taken into taxable income as incurred.

PART II.      OTHER INFORMATION

ITEM 1          Not applicable.

ITEM 2.       CHANGES IN SECURITIES

               In connection with its initial public offering of shares of Common Stock, the Corporation amended and restated its Articles of Incorporation to increase the number of authorized shares of Common Stock, no par value to 10,000,000. The amendment also effected a 3,125,635-for-one stock split of the single share of Common Stock then outstanding. The Amended and Restated Articles of Incorporation also give the Board of Directors the authority, without further action by the shareholders, to issue up to 5,000,000 shares of Class A Preferred Stock, without par value, and 5,000,000 shares of Class B Preferred Stock, without par value. Issuance of preferred shares could be effected without shareholder approval and could result in the dilution of the voting power of the shares of Common Stock, adversely affect holders of Common Stock in the event of liquidation of the Corporation or delay, defer or prevent a change in control of the Corporation. The Corporation has no present plans to issue any Class A Preferred Stock or Class B Preferred Stock.

               Similarly, in connection with its initial public offering, the Corporation also amended and restated its Code of Regulations to (i) require reasonable advance notice by a shareholder of a proposal or director nomination that such shareholder desires to present at any shareholders' meeting; (ii) provide for a classified Board of Directors and for the removal of directors by the shareholders only upon the affirmative vote of holders of at least three-quarters of the shares entitled to vote; and (iii) require the holders of at least three-quarters of the voting stock to approve any amendment to certain provisions of the Regulations, including provisions regarding the number and classification of directors, filling Board vacancies, the removal of Directors, advance notice of shareholder proposals, and nominations.

ITEM 3.        Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Prior to the closing of Metropolitan's initial public offering on November 1, 1996, the Corporation had a sole shareholder. In an action without a meeting dated October 22, 1996, the sloe shareholder (i) approved the Corporation's Amended and Restated Articles of Incorporation, which, among other things, authorized a 3,125,635-for-one stock split of the Corporation's Common Stock, and (ii) approved the Corporation's Amended and Restated Code of Regulations.

ITEM 5.        Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a. Exhibits
                  Exhibit
                  Number    Description
                  ------    -----------
                     3.1    Amended and Restated Articles of Incorporation of
                            Metropolitan Financial Corp. (incorporated by reference to Exhibit 3.2 to Metropolitan's
                            Form 8-A filed with the Securities and Exchange
                            Commission on October 15, 1996).

                     3.2 Amended and Restated Code of Regulations of Metropolitan Financial Corp. (incorporated by reference to Exhibit 3 to Metropolitan's
                            Form 8-A filed with the Securities and Exchange Commission on October 15, 1996).

                    27      Financial Data Schedule(1)

                    99.1 Specimen Subordinated Note relating to the 9 5/8% Subordinated Notes due January 1, 2005 (found at Sections 2.2 and 2.3 of the Form of Indenture filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed
                            November 13, 1995 and incorporated herein by reference).

                    99.2 Form of Indenture entered into on December 1, 1995 between the Corporation and Boatmen's Trust Company (filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed November 13, 1995 and incorporated herein by reference).

                     99.3 Specimen Note relating to the 10% Subordinated Notes due December 31, 2001 (filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed November 13, 1995 and incorporated herein by reference).

                     99.4 The Restated Loan Agreement by and between The Huntington National Bank and the Corporation, dated as of October 16, 1996 (filed as Exhibit 99.4 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed October 18, 1996 and incorporated herein by reference).

               b. Reports on Form 8-K - No reports on Form 8-K were filed by
                  Metropolitan during the first nine months of 1996.

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

                                         METROPOLITAN FINANCIAL CORP.

                                     By:     /s/ David G. Lodge
                                        ---------------------------------
                                        David G. Lodge,
                                              President, Assistant Secretary,
                                              Assistant Treasurer, and Director
                                              (principal financial and
                                              accounting officer)

                                     Date:  November 14, 1996