Form 10-K
period 1996-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1997-03-31
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (Fee required)

For the fiscal year ended December 31, 1996

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 (No fee required)

For the transition period from_________________ to _________________

Commission file number 333-12381
                       -----------------------------------

                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Ohio                                       34-1109469
-------------------------------          --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

      6001 Landerhaven Drive      Mayfield Heights, Ohio              44124
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                   (Zip Code)

                                 (216) 646-1111
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

           Common Stock,without par value
      ------------------------------------------
                   (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x      No
                                             -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregated market value of voting stock held by nonaffiliates of the Registrant as of March 3, 1997 was $ 7,608,850.

As of March 3, 1997, there were 3,525,635 shares of the Registrant's Common Stock issued and outstanding.

Documents incorporated by reference:

Portions of the 1996 Annual Report - Part II
Portions of the Proxy Statement for the 1997 Annual Meeting - Part III



                          METROPOLITAN FINANCIAL CORP.
                                 1996 FORM 10-K


                                TABLE OF CONTENTS

                                     PART I
ITEM 1.   BUSINESS..................................................................  3

ITEM 2.   PROPERTIES................................................................ 32

ITEM 3.   LEGAL PROCEEDINGS......................................................... 32

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS....................... 33

                                                     PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS....................................................... 33

ITEM 6.   SELECTED FINANCIAL DATA................................................... 33

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS................................................. 33

                                                    PART III
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................ 33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES...................................................... 33

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................... 34

ITEM 11. EXECUTIVE COMPENSATION..................................................... 34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............. 34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................. 34

                                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .......... 34


                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company incorporated in 1972 that is engaged in the principal business of originating and purchasing mortgage and other loans through its wholly-owned subsidiary, Metropolitan Savings Bank of Cleveland (the "Bank"). Funds for lending and other investment activities are obtained primarily from savings deposits, wholesale borrowings, principal repayments on loans and the sale of loans. The activities of the Corporation are limited and impact the results of operations primarily through interest expense on a consolidated basis. Unless otherwise noted, all of the activities discussed below are of the Bank. Metropolitan's corporate headquarters is located at 6001 Landerhaven Drive, Mayfield Heights, Ohio 44124.

         The Corporation's current majority shareholder is Robert M. Kaye of Rumson, New Jersey. Mr. Kaye acquired the Corporation in 1987 and remained sole shareholder until the initial public offering ("IPO") of the Corporation's Common Stock in October, 1996. As a result of the IPO, Mr. Kaye currently owns 77.5% of the Corporation's outstanding Common Stock and has the ability to control the outcome of various matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Corporation and has ultimate control of the Corporation and the Bank. In addition, Mr. Kaye is Chairman of the Board and Chief Executive Officer of the Corporation.

         The Bank is a state chartered savings association established in 1958. At December 31, 1996, the Bank operated fourteen full service retail offices throughout Eastern Cuyahoga, Summit, Lake and Geauga Counties. As of December 31, 1996, the Bank also maintained five residential and multifamily loan production offices. In addition to its principal business of originating and purchasing mortgage and other loans, the Bank services a significant portfolio of mortgage loans for various investors. The Bank has recently formed a Trust Service Department to manage investment assets for individual and institutional clients.

         At December 31, 1996, Metropolitan had total assets of $769.1 million, total deposits of $622.1 million and shareholders' equity of $30.2 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

         In addition to the Bank, Metropolitan has four other subsidiaries, each of which are either directly or indirectly wholly-owned by Metropolitan. These subsidiaries include: MetroCapital Corporation; Kimberly Construction Company, Incorporated ("Kimberly Construction"); Metropolitan Savings Service Corporation; and Metropolitan Securities Corporation. Each of these subsidiaries, with the exception of Kimberly Construction, is inactive. Currently, Kimberly Construction's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of Bank premises.

LENDING ACTIVITIES

         General. Metropolitan primarily originates and purchases mortgage loans secured by multifamily residential real estate. Metropolitan also originates one- to four-family residential, construction and commercial real estate loans, and to a lesser extent, consumer and business loans. In order to minimize interest rate risk, the majority of the residential real estate loans retained by Metropolitan in its portfolio are adjustable rate mortgages ("ARMs").

         Loan Portfolio Composition. The following information presents the composition of Metropolitan's loan portfolio, including loans held for sale, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses on loans) as of the dates indicated.

                                                                                     DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                           1996                    1995                    1994                      1993
                                   -------------------     ---------------------     -------------------       ------------------
                                    Amount    Percent       Amount       Percent       Amount    Percent        Amount    Percent
                                   -------    -------      -------      --------     --------    -------       -------    -------
                                                                         (Dollars in thousands)

REAL ESTATE LOANS
      One- to four-family          $114,758       16.8%    $ 76,259        15.0%     $112,840        25.2%     $ 39,510      12.7%
      Multifamily                   276,544       40.3      231,459        45.8       187,928        41.9       166,221      53.2
      Commercial                    135,635       19.8      109,403        21.5        83,354        18.6        54,819      17.5
      Construction and land          71,697       10.5       48,210         9.5        38,270         8.5        30,894       9.9
      Held for sale                   8,973        1.3        1,504         0.2            84         0.0        10,391       3.3
                                   --------     ------     --------     -------      --------     -------      --------   -------
      Total real estate loans       607,607       88.7      466,835        92.0       422,476        94.2       301,835      96.6
CONSUMER LOANS                       54,180        7.9       32,214         6.3        25,946         5.8        10,687       3.4
BUSINESS AND OTHER LOANS             23,508        3.4        8,703         1.7           171         0.0            50       0.0
                                   --------     ------      -------     -------      --------     -------      --------   -------
   Total loans                      685,295      100.0%     507,752       100.0%      448,593       100.0%      312,572     100.0%
                                                ======                  =======                   =======                 =======
LESS:
Loans in process                     31,758                  23,373                    19,338                    14,656
Deferred fees, premiums and
  discounts, net                      2,896                   1,764                     2,317                     1,998
Allowance for losses
  on loans                            4,175                   2,765                     1,911                     1,239
                                   --------                --------                  --------                  --------
TOTAL LOANS RECEIVABLE, NET        $646,466                $479,850                  $425,027                  $294,679
                                   ========                ========                  ========                  ========


                                          December  31
                                    ---------------------
                                              1992
                                    ---------------------
                                      Amount     Percent
REAL ESTATE LOANS
      One- to four-family           $ 36,351        15.3%
      Multifamily                    129,599        54.7
      Commercial                      36,717        15.5
      Construction and land           24,255        10.2
      Held for sale                    5,082         2.2
                                    --------      ------
      Total real estate loans        232,004        97.9
CONSUMER LOANS                         5,022         2.1
BUSINESS AND OTHER LOANS                  50         0.0
                                   ---------      ------
   Total loans                       237,076       100.0%
                                                   =====
LESS:
Loans in process                      11,222
Deferred fees, premiums and
  discounts, net                       3,359
Allowance for losses
  on loans                               725
                                   ---------
TOTAL LOANS RECEIVABLE, NET         $221,770
                                    ========


      Metropolitan had commitments to originate or purchase loans of $70.7 million and $29.7 million at December 31, 1996 and 1995, respectively. In addition, Metropolitan had commitments to sell loans of $2.1 million and $2.0 million and optional commitments to sell loans of $6.4 million and $458,000 at December 31, 1996 and 1995, respectively.

      The following table shows the composition of Metropolitan's loan portfolio including loans held for sale, by fixed and adjustable rate at the dates indicated.



                                                                                DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                          1996                       1995                     1994                      1993
                                  --------------------    ----------------------   ----------------------    -----------------------
                                    Amount     Percent       Amount     Percent       Amount      Percent       Amount      Percent
                                  --------    --------    ---------     --------   -----------    -------    -----------    --------
                                                                         (Dollars in thousands)
FIXED RATE LOANS:
Real estate:
      One- to four-family          $ 41,436       6.1%     $ 35,042        6.9%     $ 46,418       10.4%      $ 20,448         6.5%
      Multifamily                    88,529      12.9        71,909       14.2        19,852        4.4          5,281         1.7
      Commercial                     34,726       5.1        17,615        3.5         7,948        1.8          8,325         2.7
      Construction and land             392       0.0            39        0.0
      Held for sale                   2,531       0.4         1,504        0.3            84        0.0         10,391         3.3
                                  ---------      ----     ---------       ----     ---------       ----      ---------       -----
      Total fixed rate real
      estate loans                  167,614      24.5       126,109       24.9        74,302       16.6         44,445        14.2
Consumer                             46,725       6.8        32,214        6.3        25,946        5.8         10,687         3.4
Business and other                    5,650       0.8         2,744        0.5            20        0.0
                                  ---------      ----      --------       ----     ---------       ----      ---------        ----
   Total fixed rate loans           219,989      32.1%      161,067       31.7%      100,268       22.4%        55,132        17.6%
                                   --------      ====       -------       ====       -------       ====      ---------        ====
ADJUSTABLE RATE LOANS:
Real estate:
  One- to four-family                73,322      10.7%       41,217        8.1%       66,422       14.8%        19,062         6.1%
  Multifamily                       188,015      27.5       159,550       31.4       168,076       37.5        160,940        51.5
  Commercial                        100,909      14.7        91,788       18.1        75,406       16.8         46,494        14.9
  Construction and land              71,305      10.4        48,171        9.5        38,270        8.5         30,894         9.9
  Held for sale                       6,442       0.9
                                   --------      ----     ---------       ----     ---------      -----     ----------        ----
   Total adjustable rate real
    estate loans                    439,993      64.2       340,726       67.1       348,174       77.6        257,390        82.4
Consumer                              7,455       1.1
Business and other                   17,858       2.6         5,959        1.2           151        0.0             50         0.0
                                   --------      ----     ---------       ----     ---------      -----     ----------        ----
   Total adjustable rate  loans     465,306      67.9%      346,685       68.3%      348,325       77.6%       257,440        82.4%
                                    -------      ====      --------       ====      --------       ====      ---------        ====
LESS:
Loans in process                     31,758                  23,373                   19,338                    14,656
Deferred fees, premiums
 and discounts, net                   2,896                   1,764                    2,317                     1,998
Allowance for losses on loans         4,175                   2,765                    1,911                     1,239
                                   --------                --------                 --------                  --------
 TOTAL LOANS RECEIVABLE,NET        $646,466                $479,850                 $425,027                  $294,679
                                    =======                 =======                  =======                   =======





                                         December 31
                                   ----------------------
                                            1992
                                   ----------------------
                                     Amount       Percent
                                   ----------     -------


FIXED RATE LOANS:
Real estate:
      One- to four-family          $ 19,571         8.3%
      Multifamily                    10,370         4.4
      Commercial                      8,291         3.5
      Construction and land
      Held for sale                   5,082         2.1
                                   --------        ----
      Total fixed rate real
      estate loans                   43,314        18.3
Consumer                              5,022         2.1
Business and other

   Total fixed rate loans            48,336        20.4%
                                   --------        ====
ADJUSTABLE RATE LOANS:
Real estate:
  One- to four-family                16,780         7.1%
  Multifamily                       119,229        50.3
  Commercial                         28,426        12.0
  Construction and land              24,255        10.2

  Held for sale                    --------        ----
   Total adjustable rate real
    estate loans                    188,690        79.6
Consumer
Business and other                       50         0.0
                                   --------        ----
   Total adjustable rate  loans     188,740        79.6%
                                   --------        ====
LESS:
Loans in process                     11,222
Deferred fees, premiums
 and discounts, net                   3,359
Allowance for losses on loans           725
                                   --------
 TOTAL LOANS RECEIVABLE,NET        $221,770
                                   ========


      The following table illustrates the interest rate sensitivity of Metropolitan's loan portfolio, including loans held for sale at December 31, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments, enforcement of due-on-sale clauses, or the effect of the amortization of premium, discounts, or deferred loan fees.

                                    DUE IN ONE          DUE AFTER ONE YEAR                 DUE AFTER
                                  YEAR OR LESS(1)       THROUGH FIVE YEARS                FIVE YEARS                  TOTAL
                              -------------------       ------------------                ----------                  -----
                                          WEIGHTED                   WEIGHTED                     WEIGHTED                WEIGHTED
                                           AVERAGE                    AVERAGE                      AVERAGE                 AVERAGE
                              AMOUNT        RATE        AMOUNT         RATE           AMOUNT        RATE         AMOUNT      RATE
                              ------        ----        ------         ----           ------        ----         ------      ----
                                                                     (DOLLARS IN THOUSANDS)
Real estate:
  One- to Four-family        $    122       6.52%      $  2,099        8.04%        $115,100         7.36%     $117,321      7.37%
  Multifamily                  12,616       8.76         62,414        8.95          204,574         8.42       279,604      8.55
  Commercial                   23,112       9.66         58,311        9.11           57,562         8.97       138,985      9.14
  Construction and land        57,346       8.87         14,351        9.53              ---          ---        71,697      9.01
Consumer                        8,568      12.66         18,109        9.04           27,503        10.28        54,180     10.24
Business                       10,911       9.24          3,733        9.57            8,864         9.42        23,508      9.36
                              -------                  --------                     --------                    -------
Total                        $112,675       9.34%      $159,017        9.07%        $413,603         8.35%     $685,295      8.68%
                             ========                  ========                     ========                   ========


(1) Includes demand loans, loans having no stated maturity and overdraft loans.


          The total amount of loans due after December 31, 1997 which have predetermined interest rates is $159.4 million, while the total amount of loans due after such date which have floating or adjustable rates is $413.3 million.


LOAN ORIGINATIONS AND PURCHASES

          Metropolitan's strategy in recent years has been to increase interest-earning assets, primarily by increasing the total loan portfolio, as long as quality assets with the necessary portfolio characteristics were available. The following table sets forth loan origination, purchase, sale and repayment activities of Metropolitan for the periods indicated.

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                          1996           1995            1994
                                                                          ----           ----            ----
ORIGINATIONS BY TYPE:
ADJUSTABLE RATE:
Real Estate
  One- to four-family                                                    $ 56,519        $ 22,503      $  47,136
  Multifamily                                                              20,669          24,542         20,588
  Commercial                                                               14,667           5,919          8,486
  Construction and land                                                    60,566          41,559         44,053
Consumer                                                                   10,062              --             --
Business                                                                   18,536           6,814             20
                                                                         --------        --------       --------
          Total adjustable rate                                           181,019         101,337        120,283
                                                                         --------        --------       --------
FIXED RATE:
Real Estate
  One- to four-family                                                      44,795          24,230         37,030
  Multifamily                                                              15,759          13,957          8,745
  Commercial                                                                   --           4,400          3,220
  Construction and land                                                       328              37             --
Consumer                                                                   17,242          15,048         17,124
Business                                                                    4,249           2,915            101
                                                                         --------        --------       --------
          Total fixed rate                                                 82,373          60,587         66,220
                                                                         --------        --------       --------
          Total loans originated                                          263,392         161,924        186,503
                                                                         --------        --------       --------
PURCHASES BY TYPE:
ADJUSTABLE RATE:
Real Estate
  One- to four-family                                                       1,835              --          4,939
  Multifamily                                                              45,184           3,694         10,129
  Commercial                                                               16,905          13,939         23,632
  Construction and land                                                        --              --
Consumer                                                                    5,432              --             --
Business                                                                       --              --             --
                                                                        ---------       ---------      ---------
          Total adjustable rate                                            69,356          17,633         38,700
                                                                         --------        --------       --------
FIXED RATE:
Real Estate
  One- to four-family                                                       1,125          19,381         13,079
  Multifamily                                                              22,971          50,420         12,218
  Commercial                                                               21,296          15,879          3,904
  Construction and land                                                        --              --             --
Consumer                                                                   12,224             387          6,213
Business                                                                       --              --             --
                                                                        ---------       ---------       --------
          Total fixed rate                                                 57,616          86,067         35,414
                                                                         --------        --------       --------
          Total loans purchased                                           126,972         103,700         74,114
                                                                         --------        --------       --------
SALES:
Real Estate
  One- to four-family                                                     (36,392)        (35,770)       (23,000)
  Multifamily                                                             (11,539)        (27,094)       (22,082)
  Commercial                                                               (7,808)         (1,835)        (6,285)
                                                                         --------        --------       --------
  Total loan sales                                                        (55,739)        (64,699)       (51,367)
Loans securitized                                                         (14,476)        (53,795)           --
Principal repayments                                                     (142,606)        (87,972)       (73,229)
                                                                         --------        --------      ---------
  Total reductions                                                       (212,821)       (206,466)      (124,596)
                                                                         --------        --------      ---------
Increase (decrease) in other items, net                                   (10,927)         (4,336)        (5,673)
                                                                         --------        --------      ---------
Net increase (decrease)                                                  $166,616        $ 54,822      $ 130,348
                                                                         ========        ========      =========

          Multifamily Residential Lending. Metropolitan focuses its primary portfolio lending efforts on multifamily residential real estate loans. Multifamily loans are originated by Metropolitan from referrals by present customers of the Bank and mortgage and real estate brokers. Through its existing referral network and advertising efforts, Metropolitan has become known for multifamily lending in its primary multifamily lending markets of Ohio, Northern Kentucky, Southeastern Michigan, Western Pennsylvania, and Northern and Central New Jersey. Although Metropolitan operates full service retail sales offices solely in Northeast Ohio, it has loan origination offices in Southern Ohio, Western Pennsylvania, and Southeastern Michigan.

          At December 31, 1996, Metropolitan's multifamily loans totalled $276.5 million, with an average loan size of approximately $676,000. Of this amount, $165.2 million or 59.7% were originated by Metropolitan. Currently, Metropolitan emphasizes the origination of ARMs with principal amounts of less than $2.0 million and maturities of 10 years. The loans are adjustable on a one-, three- or five-year schedule with an amortization of 25 or 30 years. Rate adjustments are based on the appropriate term U.S. Treasury securities plus a margin. The loans are subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Due to increasing demand for fixed rate loans, Metropolitan has allocated some funds for fixed rate programs, typically those with 7 to 10-year maturities. The maximum loan to value ratio of Metropolitan's multifamily residential loans is 75%.

          Metropolitan recognizes that multifamily residential property loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because they typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on these loans is typically dependent upon the successful operation of the related real estate project and is subject to certain risks including excessive vacancy rates or inadequate rental income levels. In order to manage and reduce these risks, Metropolitan uses strict underwriting standards in its multifamily residential lending process.

          The loans originated in this area are typically less than $2.0 million in principal amount and are secured by garden-style apartments with generally under 75 residential units. The underwriting process includes a site evaluation which considers such factors as location, access by roadways, condition of the apartments and amenities. In addition, a Metropolitan employee visits each location before a loan approval is made. The underwriting process also involves an evaluation of the borrower, whether the borrower is an individual or a group of individuals acting as a separate entity. The financial statements of each of the individual borrowers are reviewed and personal guarantees in an amount equal to the original principal amount of the loan are generally obtained. The financial statements of individual guarantors are reviewed by senior officers of Metropolitan. Another important aspect of Metropolitan's underwriting of its multifamily residential loans is the debt service coverage test of the property. Debt service coverage requirements are determined based upon the individual characteristics of each loan, and are typically a ratio of at least 1.15. In order to factor in the adjustable rate of the multifamily loans, the debt service coverage is calculated at a rate in excess of the initial interest rate of the loan.

          At December 31, 1996, $111.3 million or 40.3% of Metropolitan's multifamily residential loan portfolio was purchased. Prior to purchasing these loans, Metropolitan utilizes a similar underwriting process with substantially the same standards as for its originated loans. Real estate located in Ohio secures 54.9% of Metropolitan's multifamily residential loan portfolio. Underlying real estate for the remaining loans is primarily located in Michigan, Pennsylvania and New Jersey. In addition, at December 31, 1996, 11.6% of the multifamily residential loan portfolio was secured by real estate in California.

          Commercial Real Estate Lending. Although Metropolitan has always held a limited investment in loans secured by commercial real estate, this portion of the portfolio has increased mainly through purchases in the last three years. At December 31, 1996, Metropolitan's loans secured by commercial real estate totalled $135.6 million or 19.8% of Metropolitan's total portfolio, with an average loan size of $506,000. Of this amount, $43.0 million or 31.7% was originated by Metropolitan and $92.6 million or 68.3% represented seasoned loans purchased from a variety of sources.

          Loans secured by commercial real estate are purchased by Metropolitan when they are in the primary lending markets being targeted by Metropolitan, are generally secured by retail strip shopping centers or office buildings, and meet Metropolitan's yield and term requirements. The $92.6 million of purchased commercial real estate loans were acquired by Metropolitan from 1993 to 1996.

          To a much lesser extent Metropolitan originates commercial real estate loans secured by strip shopping centers and small office buildings. Through customer referrals and real estate brokers, Metropolitan lends on commercial real estate in Northern and Central Ohio, Northern Kentucky, and Southeastern Michigan. These loans are adjustable on a one-, three- or five-year schedule with amortization of 25 or 30 years at a margin over the appropriate term treasuries. The maximum loan to value ratio is 75%.

          The following table presents information as to the locations and types of properties securing Metropolitan's multifamily and commercial real estate portfolio as of December 31, 1996:

                                                                  NUMBER
                                                                 OF LOANS       %         PRINCIPAL        %
                                                                 --------       -         ---------        -
                                                                           (DOLLARS IN THOUSANDS)
Ohio:
  Apartments                                                         229       33.8%       $151,795        36.8%
  Office buildings                                                    57        8.4          26,202         6.4
  Retail centers                                                      42        6.2          31,320         7.6
  Other                                                               42        6.2          12,044         2.9
                                                                    ----      -----        --------        ----
          Total                                                      370       54.6         221,361        53.7
                                                                     ---      -----        --------        ----
California:
  Apartments                                                          45        6.7          32,100         7.8
  Office buildings                                                     5        0.7           6,234         1.5
  Retail centers                                                       2        0.3           1,690         0.4
  Other                                                                4        0.6           3,353         0.8
                                                                    ----      -----        --------       -----
          Total                                                       56        8.3          43,377        10.5
                                                                     ---      -----        --------       -----
Pennsylvania:
  Apartments                                                          57        8.4          20,837         5.1
  Office buildings                                                     2        0.3              86         ---
  Retail centers                                                       6        0.9           9,536         2.3
  Other                                                                4        0.6             638         0.1
                                                                    ----      -----        --------        ----
          Total                                                       69       10.2          31,097         7.5
                                                                    ----      -----        --------        ----
Michigan:
  Apartments                                                          11        1.6          23,401         5.7
  Office buildings                                                     6        0.9           7,229         1.8
  Retail centers                                                       6        0.9           9,644         2.3
  Other                                                                1        0.2             357         0.1
                                                                    ----      -----        --------       -----
          Total                                                       24        3.6          40,631         9.9
                                                                    ----      -----        --------       -----
Other states(1):
  Apartments                                                          67        9.9          48,411        11.8
  Office buildings                                                    32        4.7           9,562         2.3
  Retail centers                                                      27        4.0          11,513         2.8
  Other                                                               32        4.7           6,227         1.5
                                                                     ---      -----        --------       -----
          Total                                                      158       23.3          75,713        18.4
                                                                     ---      -----        --------       -----
                                                                     677      100.0%       $412,179       100.0%
                                                                     ===      =====         =======       =====

(1)       Properties securing loans in other states are located in eleven other states, none of which exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

          The following table presents aggregate information as to the type of security as of December 31, 1996:

                                                                           AVERAGE
                                                              NUMBER       BALANCE
                                                             OF LOANS      PER LOAN     PRINCIPAL          %
                                                                          (DOLLARS IN THOUSANDS)

Apartments                                                       409          $676        $276,544         67.1%
Office buildings                                                 102           483          49,312         12.0
Retail centers                                                    83           768          63,704         15.4
Other                                                             83           273          22,619          5.5
                                                                 ---                      --------        -----
          Total                                                  677          $609        $412,179        100.0%
                                                                 ===                       =======        =====


          One- to Four-family Residential Lending. In 1996, about 50% of Metropolitan's one- to four-family residential loans were originated through its full service retail sales offices. The remainder were originated by commissioned loan officers. Metropolitan has focused its one- to four-family residential lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied residences. As of December 31, 1996, Metropolitan's one- to four-family residential mortgages totalled $114.8 million or 16.8% of Metropolitan's loan portfolio.

          Metropolitan emphasizes the origination of conventional ARM loans for retention in Metropolitan's portfolio and fixed rate loans suitable for sale in the secondary market. In addition, Metropolitan offers fixed rate end loan financing to purchasers building homes with Metropolitan's approved construction loan builders. Metropolitan retains only a limited dollar amount of this fixed rate end loan financing in its portfolio. The amount being originated and subsequently retained is monitored very closely. Substantially all of Metropolitan's one- to four-family residential mortgage loans originated for retention in Metropolitan's portfolio are secured by property located in its Northeast Ohio market area. At December 31, 1996, Metropolitan's fixed rate residential mortgage loan portfolio totalled $41.4 million, or 6.1% of Metropolitan's total loan portfolio.

          Metropolitan is presently originating three types of ARM products for retention in its portfolio. The first product is a one-year adjustable ARM, the interest rate being subject to change annually. The adjustments are based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, and are generally limited to a 2% maximum annual interest rate adjustment, as well as a maximum lifetime adjustment of 6%. The second product, known as a five/one ARM, has the same index and caps as the one year ARM; the five/one ARM, however, retains its initial interest rate for the first five years of the loan and then begins to adjust annually in the sixth year. The third product, the three-year ARM, allows for interest rate adjustments every three years. The adjustments are based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years, and are generally limited to a 2% maximum interest rate adjustment per change, as well as a maximum lifetime adjustment of 6%.

          Metropolitan's originated ARMs do not permit negative amortization of principal and most of them are convertible into fixed rate mortgages. If converted, they are typically sold in the secondary market. ARMs are originated with terms to maturity of up to 30 years, and borrowers are qualified based upon secondary market requirements.

          At December 31, 1996, $23.4 million, or 20.4% of Metropolitan's one- to four-family residential loan portfolio was purchased. Prior to purchasing these loans, Metropolitan utilizes an underwriting process with substantially the same standards as for its originated loans. During 1995 and 1996, Metropolitan purchased fixed rate one- to four-family residential loans in the manner previously described and at the same time sold non-refundable options to purchase those loans to a third party. In all cases, these options were exercised.

          Construction Lending and Land Development. Metropolitan originates construction loans on single family homes to small, local builders (who typically build less than fifteen homes per year) in Metropolitan's primary lending market and to individual borrowers on owner-occupied properties. Metropolitan also makes loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Metropolitan's market area for construction lending is in Ohio and primarily in Cuyahoga County, but loans are also made in Lake, Geauga, Summit, Medina, Portage, and Lorain counties. Metropolitan has one commissioned construction loan originator in the high volume Columbus, Ohio construction market to originate single family construction loans and improved lot loans.

          The following table presents the number, amount, and type of properties securing Metropolitan's residential construction and land development loans at December 31, 1996:

                                                                                      NUMBER         PRINCIPAL
                                                                                     OF LOANS         BALANCE
                                                                                     --------         -------
                                                                                        (DOLLARS IN THOUSANDS)
          RESIDENTIAL CONSTRUCTION LOANS:
            Owner-occupied                                                               27          $   6,767
            Builder presold                                                              45              7,450
            Builder spec/model                                                           89             16,721
            Allocated construction loans (LOC)                                           18             17,060
            Lot loans                                                                    51              4,810
            Development loans                                                            17              8,926
          COMMERCIAL CONSTRUCTION LOANS                                                   2              9,825
          LAND LOANS                                                                      5                138
                                                                                       ----            -------
            Total:                                                                      254            $71,697
                                                                                        ===             ======

          Metropolitan's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost of the project. The application process includes a submission of the cost, specifications and plans. Metropolitan also reviews the borrower's financial position and requires a personal guarantee on all builder loans. All loans are based upon the appraised value of the underlying collateral, as completed. Appraisals are completed by qualified outside fee appraisers who have been approved by Metropolitan's Board of Directors.

          Each type of loan has a maximum loan to value ratio which is established by the contract price, cost estimate or appraised value, whichever is less. The maximum loan to value ratio for each type of construction loan is as follows: owner-occupied homes - 80%; builder presold homes - 80%; builder models or speculative homes - 75%; lot loans - 75%; development loans - 70% (development of single-family home lots for resale to builders) and 75% (development of land for cluster or condominium projects which will be part of an allocated construction loan).

          All of Metropolitan's construction loans that are made to builders are made for relatively short terms (six to 24 months) and are made with an adjustable rate of interest. Owner-occupied loans are initially adjustable rate loans with the option to convert to a fixed rate product only upon the completion of the home. These loans increase the yield on, and the proportion of interest rate sensitive loans in, Metropolitan's portfolio.

          Lines of credit or allocated construction loans are used to build single family homes only and cannot be used for any other purpose. All lines of credit are secured by the homes that are built with the draws under such credit agreements. Most of the homes built with the line of credit funds are presold homes, and the number of spec and model homes allowed to be built is limited by the financial strength of the builder. Lines of credit can only be utilized where a builder owns a specific number of lots in a development. Draws are based upon the percentage of completion, and at all times, funds remain to complete the home. Disbursements are only made after receipt of a property inspection and a mechanic's lien update from the title company.

          To a much lesser extent, Metropolitan originates construction loans on commercial real estate projects where Metropolitan intends to provide the financing once construction is complete. These loans are underwritten in a manner similar to originated and purchased commercial real estate loans described above.

          Consumer Lending. The underwriting standards employed by Metropolitan for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 1996, $44.6 million or 82.4% of Metropolitan's $54.2 million consumer loan portfolio was secured. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

          At December 31, 1996, Metropolitan's credit card portfolio had an outstanding balance of $7.5 million with $22.5 million in unused credit lines. Of the outstanding balance, $2.2 million related to cards originated by Metropolitan and $5.3 million related to credit card relationships purchased by Metropolitan.

Business Lending. Metropolitan began offering business loans in late 1994. At December 31, 1996, Metropolitan had $23.5 million of business loans outstanding, or 3.4% of Metropolitan's total loan portfolio, against available lines on existing business loans totalling $29.7 million. Metropolitan's business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, Metropolitan's business lending has been limited to borrowers headquartered, or doing business in, Metropolitan's retail market area.

          The following table sets forth information regarding the number and amount of Metropolitan's business loans as of December 31, 1996:

                                                                                        TOTAL        OUTSTANDING
                                                                       NUMBER           LOAN          PRINCIPAL
                                                                      OF LOANS       COMMITMENT        BALANCE
                                                                      --------       ----------        -------
                             (DOLLARS IN THOUSANDS)
          LOANS SECURED BY:
            Accounts receivable, inventory and equipment                  107          $22,599          $18,194
            Second lien on real estate                                      9            3,432            1,852
            First lien on real estate                                      12            1,972            1,848
            Specific equipment and machinery                               15              631              631
            Titled vehicles                                                13              309              309
            Stocks and bonds                                                4              148              148
            Certificates of deposit                                         2              120              117
          UNSECURED LOANS                                                  12              450              409
                                                                         ----         --------         --------
                     Total business loans                                 174          $29,661          $23,508
                                                                          ===          =======          =======


          Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of business loans may be substantially dependent upon the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.


SECONDARY MARKET ACTIVITIES

          In addition to originating loans for its own portfolio, Metropolitan participates in secondary mortgage market activities by selling whole loans and creating mortgage-backed securities to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Secondary market sales allow Metropolitan to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which Metropolitan does not choose to originate for its own portfolio. Metropolitan's primary focus in its mortgage banking operations is on the sale of fixed rate one- to four-family residential mortgage loans.

          The secondary market for mortgage loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, Metropolitan tailors certain real estate loan programs to meet the specifications of FHLMC and FNMA, two of the largest institutional investors. Metropolitan may retain a portion of the loan origination fee paid by the borrower and receive annual servicing fees as compensation for retaining responsibility for and performing the servicing of all loans sold to institutional investors. See "--Loan Servicing Activities." The sale of substantially all loans to FHLMC and FNMA is nonrecourse to Metropolitan.

          The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and Metropolitan's relationship with the institutional investor. In the case of single-family residential loans, Metropolitan periodically obtains formal commitments primarily with FHLMC and FNMA. Pursuant to these commitments, FHLMC or FNMA is obligated to purchase a specific dollar amount of whole loans over a specified period of time. The terms of the commitments range from ten to sixty days. The pricing will vary, depending upon the length of each commitment. Loans are classified as held for sale while Metropolitan is negotiating the sale of specific loans which meet selected criteria to a specific investor. Metropolitan also sells multifamily and commercial real estate loans to private investors. The majority of Metropolitan's sales of multifamily and commercial real estate loans are made pursuant to individually negotiated whole loan or participation sales agreements for individual loans or for a package of such loans.

LOAN SERVICING ACTIVITIES

          At December 31, 1996, Metropolitan's overall servicing portfolio was $1.6 billion. Of such amount, loans serviced for others totalled $1.1 billion. The following table summarizes the portfolio by investor and source:

                                                                   ORIGINATED        PURCHASED
                                                                    SERVICING        SERVICING         TOTAL
                                                                    ---------        ---------         -----
                                                                                    (IN THOUSANDS)
One- to Four-family:
  Metropolitan portfolio                                            $ 105,769                       $   105,769
  FHLMC                                                               170,106         $521,728          691,834
  FNMA                                                                 63,588          236,698          300,286
  Private investors                                                        --           11,929           11,929
                                                                    ---------         --------        ---------
          Total One- to Four-family                                   339,463          770,355        1,109,818
                                                                     --------         --------        ---------
Multifamily and Commercial:
  Metropolitan portfolio                                              354,558                           354,558
  FHLMC                                                                13,791            7,664           21,455
  FNMA                                                                 28,149           25,428           53,577
  Private investors                                                    20,531            2,902           23,433
                                                                     --------         --------       ----------
          Total Multifamily and Commercial                            417,029           35,994          453,023
                                                                     --------         --------       ----------
          Total                                                      $756,492         $806,349       $1,562,841
                                                                     ========         ========       ==========

          Metropolitan services the loans that it originates. When Metropolitan sells loans to an investor, such as FHLMC or FNMA, it retains the servicing rights for the loans. Servicing fee income is generated from the loans sold to investors. In order to further increase Metropolitan's servicing fee income, the Bank has aggressively pursued purchases of servicing portfolios from other originating institutions. These purchased servicing portfolios are primarily FHLMC and FNMA single family loans that are geographically located within the eastern half of the nation. At December 31, 1996, Metropolitan's purchased servicing portfolio was $806.3 million and the related balance of PMSRs was $7.3 million.

          Approximately 70% of the overall servicing portfolio (by dollar volume) is comprised of loans sold to investors, primarily FHLMC and FNMA. Metropolitan receives fee income for servicing these sold loans, ranging from 0.125% on multifamily loans to 0.250% on fixed rate or 0.375% on adjustable rate residential loans (percentage based upon unpaid principal balances of the loans serviced). Servicing fees are collected and retained by Metropolitan out of monthly mortgage payments.

          Loan servicing functions include collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making rate and payment changes to contractually adjustable loans, managing loans in payment default, processing foreclosure and other litigation activities to recover mortgage debts, conducting property inspections and risk assessment for investment loans and general administration of loans for the investors to whom they are sold, and for Metropolitan as mortgagee.

LOAN OPTION INCOME

          During 1995, Metropolitan developed a program to purchase loans and sell loan options in order to take advantage of its underwriting capabilities, increase net interest income and increase non-interest income. In these transactions, Metropolitan purchases loans and sells nonrefundable options to a third party to purchase these same loans at a specified price within a specified time period. The Bank, prior to purchasing the loans that will be subject to the options, utilizes a similar underwriting process with substantially the same standards as in its origination process. In the event the option is not exercised, Metropolitan would sell the underlying loans or transfer them to the Bank's portfolio at its fair value at the date of the transfer. A nonrefundable option fee is negotiated based on a percentage of the principal amount of the loans involved. The third party acquiring the option is a loan broker who markets the loans to potential buyers who may be willing to pay a higher price for the loans. To date, Metropolitan has entered into these option transactions with one loan broker. At December 31, 1996, loans with a carrying value of $6.4 million were held for sale in connection with outstanding options and $696,000 has been recognized in income in connection with these loan options during the year then ended.

LOAN DELINQUENCIES AND NON-PERFORMING ASSETS

          When a borrower fails to make a required payment on a loan, Metropolitan attempts to cause the delinquency to be cured by contacting the borrower. In the case of real estate loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone. Additional written and verbal contacts are made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 90 days, Metropolitan usually institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by Metropolitan. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 10 days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 30 days. Metropolitan's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

          The following table sets forth information concerning delinquent loans at December 31, 1996, in dollar amounts and as a percentage of each category of Metropolitan's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                     LOANS DELINQUENT FOR:
                                        60-89 DAYS                      90 DAYS AND OVER                TOTAL DELINQUENT LOANS
                                       -----------                      ----------------                ----------------------
                                                 PERCENT                                PERCENT                           PERCENT
                                                 OF LOAN                                OF LOAN                           OF LOAN
                            NUMBER     AMOUNT   CATEGORY       NUMBER      AMOUNT      CATEGORY      NUMBER     AMOUNT    CATEGORY
                            ------     ------   --------       ------      ------      --------      ------     ------    --------
                                                                   (DOLLARS IN THOUSANDS)
Real Estate
  One- to four-family             2      $ 96       0.08%        8          $  950         0.83%        10      $1,046       0.91%
  Multifamily                    --        --         --         2             871         0.31          2         871       0.31
  Commercial                      1       127       0.09         2           2,032         1.50          3       2,159       1.59
  Construction and land          --        --         --        --              --           --         --          --         --
Consumer                         45       206       0.38       240           1,073         1.98        285       1,279       2.36
Business                         --        --        --          5             268         1.14          5         268       1.14
                                ---     -----                 ----          ------                    ----      ------
          Total                  48      $429       0.06%      257          $5,194         0.77%       305      $5,623       0.83%
                                 ==      ====                  ===          ======                     ===      ======

          Non-performing assets include all non-accrual loans, loans past due greater than 90 days still accruing and real estate acquired in foreclosure. Interest is not accrued on loans contractually past due 90 days or more as to interest or principal payments and as to which payment of principal and interest in full is not expected unless in the judgment of management the loan is well secured, and no loss in principal or interest is expected.

          When a loan reaches non-accrual status, interest accruals are discontinued and prior accruals are reversed. The classification of a loan on non-accrual status does not necessarily indicate that the principal is uncollectible in whole or in part. A determination as to collectibility is made by the management of Metropolitan on a case-by-case basis. Metropolitan considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect non-accrual loans. The final determination as to these steps is made on a case-by-case basis. Alternatives that are considered are commencing foreclosure, collecting on guarantees, restructuring the loan or instituting collection lawsuits.

The following table summarizes non-performing assets by category as of the dates indicated.


                                                                                  AT DECEMBER 31,
                                                            1996          1995         1994            1993           1992
                                                            ----          ----         ----            ----           ----
                                                                              (DOLLARS IN THOUSANDS)
Non-accruing loans
  One- to four-family                                       $  950        $  293         $  337        $  475         $  258
  Multifamily                                                  871         2,138          1,585           549            180
  Commercial real estate                                     2,032           391            150           691             --
  Construction and land development                             --            15             15         1,051            518
  Consumer                                                     802           266            153            53             21
  Business                                                     268            --             --            --             --
                                                            ------        ------         ------         -----            ---
          Total non-accruing loans                           4,923         3,103          2,240         2,819            977
Loans past due greater than 90
  days still accruing                                          271           204            128           277
                                                            ------        ------         ------        ------         ------
          Total non-performing loans                         5,194         3,307          2,368         3,096            977
Real estate owned                                              177           258             53           941            230
                                                            ------        ------         ------        ------         ------
          Total non-performing assets                       $5,371        $3,565         $2,421        $4,037         $1,207
                                                            ======        ======         ======        ======         ======

Non-performing loans to total loans                            .80%         0.68%          0.55%         1.08%          0.44%
Non-performing assets to total
  assets                                                       .70%         0.60%          0.51%         1.08%          0.40%


          For the years ended December 31, 1996 and 1995, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $439,000 and $86,000, respectively. The amounts that were included in interest income on such loans were $85,000 and $10,000 for the years ended 1996 and 1995, respectively.

          Non-performing assets were $5.4 million at December 31, 1996, an increase of $1.8 million from $3.6 million at December 31, 1995, primarily due to two retail strip shopping centers and one multifamily property. During the same time period total net loans receivable increased $166.6 million to $646.5 million at December 31, 1996. One retail strip shopping center was sold to a third party at sheriff's sale subsequent to year end and Metropolitan recovered its full investment. Based upon current appraisals, no loss is anticipated on the other retail strip shopping center and the anticipated loss of $236,000 on the multifamily property has been reserved. At December 31, 1996, all loans classified by management as impaired were included in non-performing loans.

          At December 31, 1996, Metropolitan had potential problem loans totalling $1.4 million which were classified by management as substandard and were not included in the table above. Although these loans were current or not seriously delinquent, there is some unfavorable circumstance surrounding each loan which, if not corrected, could result in the loan changing to nonaccrual status and/or a loss being incurred. Metropolitan is in contact with these borrowers and monitors their status closely.

          Metropolitan adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. All loans identified as impaired by Metropolitan were also classified as non-accruing loans at December 31, 1995 and 1996 and therefore the adoption of SFAS No. 114 and SFAS No. 118 had no effect on the comparability of non-performing assets at December 31, 1995 and 1996 to prior periods.

ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS

          Because some loans may not be repaid in full, an allowance for losses on loans is maintained. The allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

          The following table sets forth an allocation of the allowance for losses on loans among categories as of the dates indicated. Management believes that any allocation of the allowance for losses on loans into categories lends an appearance of precision which does not exist. The allowance is utilized as a single unallocated allowance available for all loans. The following allocation table should not be interpreted as an indication of the specific amounts or the relative proportion of future charges to the allowance.


                                                                              DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                  1996                   1995                    1994                  1993                1992
                           -------------------   --------------------    --------------------  -----------------  -----------------
                                    PERCENT               PERCENT                 PERCENT               PERCENT             PERCENT
                                    OF LOANS              OF LOANS                OF LOANS              OF LOANS            OF LOANS
                                    IN EACH               IN EACH                 IN EACH               IN EACH             IN EACH
                                    CATEGORY              CATEGORY                CATEGORY              CATEGORY           CATEGORY
                                    TO TOTAL              TO TOTAL                TO TOTAL              TO TOTAL            TO TOTAL
                           AMOUNT   LOANS        AMOUNT   LOANS          AMOUNT   LOANS        AMOUNT   LOANS      AMOUNT   LOANS
                           ------   -----        ------   -----          ------   -----        ------   -----      ------   -----
                                                             (DOLLARS IN THOUSANDS)

One- to four-family       $  228      17.1%     $ 172      15.2%        $ 189       25.2%       $ 93     16.0%      $ 50      17.5%
Multifamily                1,020      40.8        887      45.8           733       41.9         494     53.2        361      54.7
Commercial real estate       937      20.3        676      21.5           358       18.6         314     17.5        195      15.5
Construction and land        193      10.5        167       9.5            99        8.5          90      9.9         56      10.2
Consumer                   1,182       7.9        512       6.3           340        5.8         124      3.4         53       2.1
Business                     197       3.4         74       1.7             1        0.0          --       --         --        --
Unallocated                  418        --        277        --           191         --         124       --         11        --
                         -------   -------    -------    ------       -------     ------     -------   ------      -----    ------
      Total               $4,175     100.0%    $2,765     100.0%       $1,911      100.0%     $1,239    100.0%      $726     100.0%
                          ======   =======    =======    ======       =======     ======     =======   ======      =====    ======


      With the uncertainties that could adversely impact the overall quality of Metropolitan's loan portfolio, management of Metropolitan considers an adequate allowance for losses on loans essential. The unallocated allowance is considered adequate to cover losses from the existing loans that have not demonstrated problems such as late payments, financial difficulty of the borrower or deterioration of collateral values. The risks associated with off-balance sheet commitments are insignificant in the opinion of management of Metropolitan and therefore, no allowance for such commitments is provided.

      At December 31, 1996, management had allocated $241,000 of the allowance for losses on loans to impaired loans with balances of $721,000. The remaining $2.8 million of impaired loan balances did not require an allocation of the allowance for losses on loans in the opinion of management. The adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1996 allowance for losses on loans allocation to prior periods.

      The following table provides an analysis of Metropolitan's allowance for losses on loans for the periods indicated. In each period, the provision for loan losses was based on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio and current economic conditions.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                   1996           1995           1994         1993          1992
                                                   ----           ----           ----         ----          ----
                                                                      (DOLLARS IN THOUSANDS)

Balance at beginning of period                   $ 2,765        $1,911         $1,239        $  725          $ 495
Charge-offs:
  One- to four-family                                 22            23             23            50              6
  Multifamily                                        119            --             64           100             --
  Commercial real estate                              --            27             --            74            174
  Construction and land                               --            --             --            --             --
  Consumer                                            95            56             14             5              8
  Business                                            --            --             --            --             --
                                                  ------         -----         ------        ------          -----
          Total charge-offs                          236           106            101           229            188
                                                  ------         -----         ------        ------          -----
Recoveries:
  One- to four-family                                 --             1              1             3             --
  Multifamily                                         --            --              6            --             --
  Commercial real estate                              --            --             --            --             --
  Construction and land                               --            --             --            --             51
  Consumer                                            11            --             --            --             --
  Business                                            --            --             --            --             --
                                                   -----         -----         ------        ------          -----
          Total recoveries                            11             1              7             3             51
                                                   -----         -----         ------        ------          -----
Net charge-offs                                      225           105             94           226            137
Provision for loan losses                          1,635           959            766           740            367
                                                   -----        ------         ------        ------          -----
          Balance at end of period                $4,175        $2,765         $1,911        $1,239          $ 725
                                                  ======        ======         ======        ======          =====
Net charge-offs to average
  loans                                             0.04%         0.02%          0.03%         0.09%          0.07%
Provision for loan losses to
  average loans                                     0.28%         0.21%          0.21%         0.29%          0.19%
Allowance for losses on loans
  to total non-performing loans
  at end of period                                 77.73%        83.60%         80.70%        40.02%         74.21%
Allowance for losses on loans
  to total loans at end of period                   0.64%         0.57%          0.45%         0.43%          0.32%

INVESTMENT PORTFOLIO

          Metropolitan maintains its investment portfolio based on regulatory requirements and restrictions which dictate the type of securities that can be held. As a member of the Federal Home Loan Bank ("FHLB") System, the Bank is required to hold a minimum amount of FHLB stock based upon asset size and mix. As the Bank grows, this investment will increase.

          The following table summarizes the amounts and the distribution of Metropolitan's securities held as of the dates indicated:


                                                                                     AT DECEMBER 31,
                                                                        ------------------------------------
                                                                        1996            1995            1994
                                                                        ----            ----            ----
                                                                                      (IN THOUSANDS)

          Securities available for sale:
            Mutual funds                                                 $ 2,009        $10,364              --
            U.S. Treasury securities                                       6,065         12,442          $7,641
            FNMA preferred stock                                           5,100
            FHLB stock                                                     3,989          3,569           2,311
                                                                        --------       --------         -------
              Total                                                      $17,163        $26,375          $9,952
                                                                         =======        =======          ======
          Other interest-earning assets:
            Interest-bearing deposits with banks                           2,745         $4,788          $1,080
            Term repurchase agreements                                     6,000             --              --
                                                                         -------      ---------        --------
              Total                                                       $8,745         $4,788          $1,080
                                                                          ======         ======          ======




          The following table sets forth the contractual maturities and approximate weighted average yields of Metropolitan's securities available for sale at December 31, 1996.

                                                                             DUE IN
                                                              -------------------------------
                                                              ONE YEAR           ONE YEAR TO
                                                               OR LESS           FIVE YEARS             TOTAL
                                                               -------           ----------             -----
                                                                           (DOLLARS IN THOUSANDS)

Mutual Funds                                                      $2,009                 --              $2,009
U.S. Treasury securities                                              --             $6,065               6,065
FNMA preferred stock                                               5,100                 --               5,100
FHLB stock                                                         3,989                 --               3,989
                                                                --------         ----------            --------
                     Total                                       $11,098             $6,065             $17,163
                                                                 =======             ======             =======

Weighted average yield                                              6.48%              6.61%               6.53%

MORTGAGE-BACKED SECURITIES PORTFOLIO

          The following table sets forth Metropolitan's mortgage-backed securities portfolio at the dates indicated. All securities are classified as available for sale.

                                                                                         AT DECEMBER 31,
                                                                       --------------------------------------
                                                                       1996             1995             1994
                                                                       ----             ----             ----
                                                                                       (IN THOUSANDS)

FNMA pass-through certificates                                         $19,775          $22,549               --
GNMA pass-through certificates                                           9,700           11,348          $11,274
FHLMC participation certificates                                        26,713            4,715            4,956
Sears Mortgage Corporation obligations                                     484              543              555
                                                                       -------          -------          -------
          Total                                                        $56,672          $39,155          $16,785
                                                                       =======          =======          =======

      The following table sets forth the contractual maturities and approximate weighted average yields of Metropolitan's mortgage-backed securities at December 31, 1996.


                                                                      DUE IN
                                                   ------------------------------------------
                                                     ONE TO           FIVE TO           OVER          OUTSTANDING
                                                   FIVE YEARS        TEN YEARS       TEN YEARS          BALANCE
                                                   ----------        ---------       ---------          -------
                                                              (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
FNMA pass-through certificates                                          $1,150          $18,625          $19,775
GNMA pass-through certificates                                             158            9,542            9,700
FHLMC participation certificates                      $12,291               --           14,422           26,713
Sears Mortgage Corporation
  obligations                                              --               --              484              484
                                                      -------           ------          -------          -------
Total available for sale                              $12,291           $1,308          $43,073          $56,672
                                                      =======           ======          =======          =======

          Weighted average yield                         7.00%            6.06%            6.46%            6.57%

SOURCES OF FUNDS

          The Bank's primary sources of funds are deposits, amortization and repayment of loan principal, borrowings, sales of mortgage loans, sales or maturities of mortgage-backed securities, securities, and short-term investments. Deposits are the principal source of Metropolitan's funds for lending and investment purposes. The following paragraphs provide a brief description of the types of accounts offered by Metropolitan:

          Passbook and Statement Savings Accounts. Savings may be invested in and withdrawn from regular passbook, tiered passbook and statement savings accounts without restriction. Interest on tiered passbook accounts is compounded monthly and credited monthly. Interest on regular passbook and statement savings accounts is compounded quarterly and credited quarterly.

          Checking Accounts. Metropolitan offers two interest-bearing checking and one noninterest-bearing checking account. The non-interest checking requires no minimum balance and has no monthly service fees. The rate paid on the interest checking account is dependent upon the balance in the account. Monthly service charges can be waived on personal interest-bearing checking accounts by maintaining either a $1,000 minimum balance or greater than $5,000 minimum balance in another deposit account or establishing a direct deposit relationship. All accounts have no minimum maturity or penalty for early withdrawal and no restrictions on the size and frequency of the withdrawals or additional deposits. Metropolitan regularly reviews the interest rate paid on the interest-bearing checking accounts and adjusts the rate based on cash flow projections and market interest rates.

           Individual Retirement Accounts ("IRA"). Metropolitan offers IRAs. Funds may be invested in a passbook account or any certificate of deposit offered by Metropolitan.

          Certificates of Deposit. Metropolitan offers fixed rate, fixed term certificates of deposit. Terms are from seven days to five years, and there are no regulatory rate ceilings. Certificates of deposit require a penalty for withdrawal prior to maturity dates. These accounts are the highest cost deposit product offered by Metropolitan. Interest rates offered on certificates of deposit are regularly reviewed and adjusted based on cash flow projections and market interest rates.

          The following table sets forth information regarding trends in Metropolitan's average deposits for the periods indicated.

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                                         1996                                   1995
                                           ---------------------------------  ------------------------------------
                                                                                        (DOLLARS IN THOUSANDS)

                                            AVERAGE        PERCENT    RATE          AVERAGE       PERCENT    RATE
                                             AMOUNT       OF TOTAL    PAID           AMOUNT      OF TOTAL    PAID
                                             ------       --------    ----           ------      --------    ----
Noninterest-bearing demand deposits(1)      $31,248         5.5%                   $ 24,636         5.3%
Interest-bearing demand deposits             36,273         6.4       2.64%          37,695         8.1      2.57%
Savings deposits                            169,866        30.2       4.79          118,475        25.5      4.76
Time deposits                               325,960        57.9       5.83          283,186        61.1      5.98
                                            -------      ------                    --------       -----
Total average deposits                     $563,347       100.0%      4.97         $463,992       100.0%     5.07
                                           ========       =====                    ========       =====


                                                     December 31
                                            ------------------------------
                                                          1994
                                            ------------------------------
                                            AVERAGE       PERCENT    RATE
                                             AMOUNT      OF TOTAL    PAID
                                             ------      --------    ----
                                            $18,388        4.8%
Noninterest-bearing demand deposits(1)       57,124       15.0       2.52%
Interest-bearing demand deposits             88,723       23.2       3.57
Savings deposits                            217,706       57.0       4.74
Time deposits                              --------      -----
                                           $381,941      100.0%      3.91
Total average deposits                     ========      =====




(1)  Includes principal and interest custodial accounts and taxes and insurance custodial accounts for loans serviced for FHLMC, FNMA and private investors.


      Deposits increased 23.5% to $622.1 million at December 31, 1996 consistent with the overall growth of the Bank. The growth was primarily in time deposits which increased 25.1% to $375.5 million. During the same period, the mix of demand accounts and savings accounts remained unchanged.

      The following table shows rate and maturity information for Metropolitan's certificates of deposit as of December 31, 1996.

                                                2.00-           5.00-           7.00-                         PERCENT
                                                4.99%           6.99%           8.99%          TOTAL         OF TOTAL
                                                -----           -----           -----          -----         --------
                                                                         (DOLLARS IN THOUSANDS)

CERTIFICATE ACCOUNTS MATURING
  IN QUARTER ENDING:

March 31, 1997                                  $24,827        $ 80,217          $5,480       $ 110,524          29.7%
June 30, 1997                                       313          66,005             233          66,551          17.7
September 30, 1997                                    3          56,824             589          57,416          15.3
December 31, 1997                                   124          49,626             931          50,681          13.5
March 31, 1998                                       62          35,484           2,121          37,667          10.0
June 30, 1998                                        52          16,638             315          17,005           4.5
September 30, 1998                                   19           3,607              --           3,626           1.0
December 31, 1998                                    18           5,478              55           5,551           1.5
March 31, 1999                                       57             322             475             854           0.0
June 30, 1999                                        22           2,457              45           2,524           1.0
September 30, 1999                                   --             398              --             398           0.0
December 31, 1999                                    --           1,393           1,517           2,910           1.0
Thereafter                                           --           6,236          13,517          19,753           5.3
                                                -------        --------         -------        --------          ----
          Total                                 $25,497        $324,685         $25,278        $375,460         100.0%
                                                =======        ========         =======        ========         =====

          Percent of total                          6.8%           86.5%            6.7%          100.0%
                                                  =====            ====             ===           =====



          The following table sets forth the remaining maturity for time deposits of $100,000 or more at the date indicated.

                                                              DECEMBER 31,
                                                                1996
                                                                ----
                                                           (IN THOUSANDS)

Three months or less                                            $ 13,822
Over three through six months                                      9,274
Over six through twelve months                                    16,268
Over twelve months                                                19,152
                                                                 -------
          Total                                                  $58,516
                                                                 =======

          In addition to deposits, Metropolitan relies on borrowed funds. The following describes Metropolitan's current borrowings:

          Subordinated Note Offerings. In 1993 and early 1994, Metropolitan issued subordinated notes with an aggregate principal balance of $4.9 million through a private placement offering ("1993 Subordinated Notes"). The interest rate on the 1993 Subordinated Notes is 10%, which is paid quarterly and principal will be repaid when the notes mature on December 31, 2001. Metropolitan may redeem the 1993 Subordinated Notes, in whole or in part, at any time from time to time, paying the outstanding principal amount plus accrued interest and a prepayment premium. The prepayment premium was 10% of the principal amount prepaid if such prepayment was made during the first year following the issuance of the 1993 Subordinated Notes and the prepayment premium reduces 1% for each year the 1993 Subordinated Notes are outstanding. If the 1993 Subordinated Notes are prepaid more than seven years after issuance, the prepayment premium is 3%. The 1993 Subordinated Notes may also be repurchased in privately negotiated transactions. The 1993 Subordinated Notes are unsecured.

          In December 1995, Metropolitan issued subordinated notes with an aggregate principal balance of $14.0 million through a public offering ("1995 Subordinated Notes"). The interest rate on the notes is 9.625%, which is paid monthly and principal will be repaid when the notes mature on January 1, 2005. The 1995 Subordinated Notes are not redeemable, in whole or in part, by Metropolitan prior to December 1, 1998. After December 1, 1998, the 1995 Subordinated Notes may be redeemed by Metropolitan at a declining premium which begins at 3% of the prepaid principal amount. After December 1, 2000, the 1995 Subordinated Notes may be prepaid at par plus accrued interest. The 1995 Subordinated Notes may also be repurchased in privately negotiated or open market transactions. The 1995 Subordinated Notes are also unsecured.

          Line of Credit. In October 1996, the Corporation amended an existing line of credit agreement with the Huntington National Bank ("The Huntington Loan Agreement"). The Huntington Loan Agreement is a revolving line of credit for the first 24 month period and then it converts to a 36 month term note. The maximum permitted borrowing amount is $4.0 million. The terms of the Huntington Loan Agreement require interest only payments for 24 months, then quarterly principal payments based on a 60-month amortization with a balloon payment due in May 2001. The interest rate during the first 24 months is tied to LIBOR or Huntington National Bank prime at Metropolitan's option. After conversion to a term loan in May 1998, the interest rate is prime. As collateral for the Huntington Loan Agreement, Mr. Kaye, Chairman and Chief Executive Officer of Metropolitan, has agreed to pledge a portion of his shares of Common Stock of Metropolitan in an amount at least equal in value to 200% of any outstanding balance. At December 31, 1996, there was no outstanding balance under the Huntington Loan Agreement.

          FHLB Advances. The FHLB makes funds available for housing finance to eligible financial institutions like Metropolitan. The FHLB generally limits advances to 25% of assets with a total borrowing limit of 40% of assets from all borrowing sources. Advances are collateralized by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 150% of the advance amount, specifically identified mortgage loans at 125% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101-110% of the advance amount. FHLB stock owned by the Bank is pledged as additional collateral but is not available as primary collateral. The aggregate balance of assets pledged as collateral for outstanding FHLB advances at December 31, 1996 was $89,250,000.

          Reverse Repurchase Agreements. From time to time the Bank borrows funds by using its investment or mortgage-backed securities to issue reverse repurchase agreements. This type of borrowing provides an alternative source of funds to FHLB borrowings and at times, more favorable rates. The aggregate balance of mortgage-backed securities pledged as collateral for reverse repurchase agreements at December 31, 1996 was $24,714,000.

          The following table sets forth the maximum month-end balance and average balance of other borrowings during the periods indicated.

                                                                          YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------

                                                      1996                     1995                       1994
                                              ---------------------     -------------------        -----------------
                                                                            (IN THOUSANDS)
MAXIMUM MONTH-END BALANCE:
FHLB advances                                           $75,150                  $51,000                $23,000
Term loan                                                     -                    3,280                  3,640
Qualifying subordinated debt                                  -                    1,200                  1,600
1993 Subordinated Notes                                   4,874                    4,874                  4,874
1995 Subordinated Notes                                  14,000                   14,000                      -
Line of credit                                                -                    5,000                      -
Reverse repos                                            23,500                    9,000                      -
AVERAGE BALANCE:
FHLB advances                                           $50,546                  $28,467                 $3,914
Term Loan                                                     -                      485                  3,420
Qualifying Subordinated Debt                                  -                      923                  1,220
1993 Subordinated Notes                                   4,874                    4,874                  4,874
1995 Subordinated Notes                                  14,000                      690                      -
Line of credit                                                -                    3,834                      -
Reverse repos                                             4,480                    7,591                      -

The following table sets forth the end of period balances at the date indicated and interest rates during the period then ended.

                                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------

                                                       1996                      1995                    1994
                                               ---------------------     -------------------      -------------------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE:
FHLB advances                                            $59,500                   $28,000                  $6,150
Term loan                                                      -                         -                   3,280
Qualifying subordinated debt                                   -                         -                   1,200
1993 Subordinated Notes                                    4,874                     4,874                   4,874
1995 Subordinated Notes                                   14,000                    14,000                       -
Line of credit                                                 -                         -                       -
Reverse repos                                             23,500                         -                       -
WEIGHTED AVERAGE INTEREST RATE:
FHLB advances                                               5.43%                     6.18%                   5.20%
Term Loan                                                      -                      8.79                    7.20
Qualifying Subordinated Debt                                   -                     11.78                    9.93
1993 Subordinated Notes                                    10.47                     10.47                   10.47
1995 Subordinated Notes                                    10.48                     10.48                       -
Line of credit                                                 -                      8.67                       -
Reverse repos                                               5.61                      6.10                       -



COMPETITION

          Metropolitan faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, mortgage companies, credit unions, finance companies and insurance companies. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the type of loans it originates and the quality of services it provides to borrowers. Some of the Bank's competitors, however, have higher lending limits and substantially greater financial resources than the Bank.

          The Bank attracts its deposits through its retail sales offices, primarily from the communities in which those retail sales offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds and brokerage companies located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations.

EMPLOYEES

          At December 31, 1996, Metropolitan had a total of 255 employees, including part-time employees. The Corporation's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.


REGULATION AND SUPERVISION


INTRODUCTION

          Metropolitan is registered as a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As a savings and loan holding company, Metropolitan is subject to the regulations, examination, supervision, and reporting requirements of the Office of Thrift Supervision ("OTS"). The Bank, an Ohio-chartered savings and loan association, is a member of the FHLB System, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to examination and regulation by the OTS, the FDIC and the

Ohio Superintendent of Savings and Loan Associations and to regulations regarding such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Such examination and regulation is intended primarily for the protection of depositors.

          The descriptions of the statutes and regulation which are applicable to Metropolitan and the Bank and the effects thereof which are set forth below and elsewhere in this document do not purport to be a complete description of such statutes and regulations and their effects on Metropolitan or the Bank or to identify every statute and regulation that may apply to Metropolitan or the Bank.

METROPOLITAN

          As a savings and loan holding company, Metropolitan is subject to certain restrictions with respect to its activities and investments. Among other things, Metropolitan is generally prohibited, either directly or indirectly, from acquiring control of any other savings association or savings and loan holding company, absent prior approval of the OTS, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary of Metropolitan.

       Similarly, OTS approval must be obtained prior to any person's acquiring control of the Bank or Metropolitan. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any matter the election of a majority of the directors of the institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock (or 25% of any class of stock) and is subject to any certain specified "control factors."


THE BANK

          General. The OTS also has enforcement authority over all savings associations. This enforcement authority includes the ability to impose penalties for and to seek correction of violations of laws and regulations and unsafe or unsound practices by assessing civil money penalties, issuing cease and desist or removal and prohibition orders against an institution, its directors, officers or employees and other persons, or initiating injunctive actions.

          As a lender and a financial institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings). As lenders of loans secured by real property, and as owners of real property, financial institutions, including the Bank, are subject to compliance with various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of the property.

          Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

          Under the FDIC risk-based deposit insurance assessment system, all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized and requiring little supervision would pay the lowest premium while institutions that are classified as undercapitalized and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

          With respect to the SAIF, the FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

          Similarly, with respect to deposits which are insured by the Bank Insurance Fund ("BIF"), the FDIC is authorized to adjust the insurance premium rates in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. In setting the BIF assessment rates, the FDIC must maintain the reserve ratio at that designated reserve level, or such higher reserve ratio as established by the FDIC. BIF and SAIF assessment rates, however, have not remained comparable. During fiscal 1996, BIF members generally paid lower premiums than SAIF-insured institutions, placing SAIF-insured institutions whose deposits are exclusively or primarily SAIF-insured at a competitive disadvantage.

          As a result of this disparity in insurance premium rates, on September 30, 1996 the President signed into law the Omnibus Bill which included provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The Omnibus Bill required the FDIC to impose a special assessment on SAIF-insured deposits held by institutions as of March 31, 1995 in order that the SAIF achieve the designated reserve ratio. Accordingly, the FDIC assessed and the Bank paid a $2.9 million special assessment from working capital of the Bank.

          Now that the SAIF has reached it required reserve ratio following the one-time assessment, the FDIC has reduced the annual assessment rates for SAIF-insured institutions. Effective January 1, 1997, the SAIF assessment rates are identical to those for BIF-insured institutions.

          The Omnibus Bill also requires the repayment of Financing Corporation ("FICO") bonds to be shared by both SAIF-and BIF-insured institutions. Prior to the enactment of this legislation, only a portion of the SAIF assessment was used to repay the $780 million in annual FICO interest payments. However, as of January 1, 1997, BIF institutions are required to pay a portion of the FICO interest payments, as well. For the first three years, the BIF assessment rates for FICO payments are 20% of those for SAIF institutions. Thus, SAIF institutions, such as the Bank, will continue to be subject to a greater burden than BIF institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.44 basis points on SAIF deposits and 1.29 basis points on BIF deposits. However, after January 1, 2000, assessments on BIF-insured institutions will be made on the same basis as SAIF-insured institutions. It is estimated that the payments of such assessments will be 2.43 basis points on deposits. It is important to note that these assessments are only FICO interest payments and that further premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25% reserve ratio.

          In addition, the Omnibus Bill requires the merger of the BIF and SAIF into a single insurance fund no later than January 1, 1999. In connection with the merger of the BIF and the SAIF, SAIF-insured institutions could be forced to convert to state bank charters or national bank charters. If such a proposal became law, the Corporation would become a bank holding company and be subject to regulation by the Federal Reserve Board, which imposes capital requirements on bank holding companies. The Corporation is not currently subject to capital requirements.

          Regulatory Capital Requirements. The capital regulations of the OTS issued thereunder (the "Capital Regulations") establish a "leverage limit," a "tangible capital requirement" and a "risk-based capital requirement." In addition, the OTS may establish, on a case by case basis, individual minimum capital requirements for a savings association which vary from the requirements that would otherwise apply under the Capital Regulations. The OTS has not established such individual minimum capital requirements for the Bank.

          A savings association which fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS requiring the following: an increase in capital; reduction of rates paid on savings accounts; cessation of or limitations on deposit-taking and lending; limitations on operational expenditures; an increase in liquidity; and such other actions deemed necessary or appropriate by the OTS. In addition, a conservator or receiver may be appointed under certain circumstances.

          The leverage limit currently requires a savings association to maintain "core capital" of not less than 3% of adjusted total assets. The OTS has taken the position, however, that the prompt corrective action regulatory scheme (See"-Prompt Corrective Action") has effectively raised the leverage ratio requirement for all but the most highly-rated institutions to 4% since an institution is "undercapitalized" for such purpose if, among other things, its leverage ratio is less than 4% (3% for MACRO 1 rated institutions).

          The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets.

          The risk-based capital requirement generally provides that a savings association must maintain total capital in an amount at least equal to 8.0% of its risk-weighted assets. The risk-based capital regulations are similar to those applicable to national banks. The regulations assign each asset and certain off-balance sheet assets held by a savings association to one of four risk-weighting categories, based upon the degree of credit risk associated with the particular type of asset.

          Savings associations are required to incorporate interest rate risk in their capital calculations for determining compliance with capital requirements. Interest rate risk is measured by the decline in "net portfolio value" that would result from a hypothetical 200 basis point increase or decrease in market interest rates, whichever is lower, divided by the estimated economic value of assets. An institution whose measured interest rate exposure exceeds 2% must deduct an amount equal to one-half of the difference between its measured interest rate risk and 2%, multiplied by the estimated economic value of its total assets, from total capital in determining whether it meets its risk-based capital requirement.

          Banking regulators continue to indicate their desire to raise capital requirements applicable to financial institutions beyond their current levels. No prediction can be made as to whether and when higher capital requirements would be imposed and, if so, to what levels and on what schedule.

          Each bank regulatory agency and the OTS review each of their capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds. Each bank regulatory agency and the OTS revise each of their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities, and to reflect the actual performance and expected risk of loss of multifamily mortgages.

          At December 31, 1996, the Bank complied with each of the tangible capital, the minimum leverage and the risk-based capital requirements. The following table presents the Bank's regulatory capital position at December 31, 1996.


                                                                                Percent of
                                                                                Regulatory
                                                      Amount                     Assets(1)
                                                      ------                     ---------
                                                              (Dollars in thousands)
          Tangible capital                           $42,342                          5.54  %
          Tangible capital requirement                11,454                          1.50
                                                     -------                         -----

          Excess                                     $30,888                          4.04  %
                                                     =======                          ====

          Core capital                               $42,592                          5.58  %
          Core capital requirement(2)                 30,545                          4.00
                                                     -------                          ----

          Excess                                     $12,047                          1.58  %
                                                     =======                          ====

          Risk-based capital                         $45,761                          8.46  %
          Risk-based capital requirement              43,274                          8.00
                                                     -------                          ----

          Excess                                     $ 2,487                          0.46  %
                                                     =======                          ====

          (1) Represents the percentage of adjusted total assets for tangible and core capital purposes and the percentage of risk-weighted assets for risk-based capital purposes.

          (2) The "prompt corrective action" regulatory scheme (See "-Prompt Corrective Action") has effectively raised the leverage requirement to 4% for all but the most highly-rated institutions since an institution is considered "undercapitalized" for such purposes if, among other things, it has a leverage ratio of under 4% (3% for MACRO 1 rated institutions).


          Prompt Corrective Action. Banks and savings associations are classified into one of five categories based upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes
"undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

          The federal banking agencies have issued a joint rule for this purpose under which, in general, an institution is: "well capitalized" if it has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater, leverage ratio of 5% or greater, and is not subject to an order or other supervisory directive to meet and maintain a specific capital level for any capital measure; "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater, and leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the MACRO rating system); "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4%, or a leverage ratio of less than 4% (3% if rated

Composite 1 under the MACRO rating system); "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3%, or a leverage ratio of less than 3%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. Based on these requirements, the Bank is an "adequately capitalized" institution.

          The appropriate federal banking agency has the authority to reclassify, a well-capitalized institution as adequately capitalized, and to treat an adequately capitalized or undercapitalized institution as if it were in the next lower capital category, if it is determined, after notice and an opportunity for a hearing, to be in an unsafe or unsound condition or to have received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. As a result of such reclassification or determination, the appropriate federal banking agency may require an adequately capitalized or under-capitalized institution to comply with certain mandatory and discretionary supervisory actions. A significantly undercapitalized savings association may not be reclassified, however, as critically undercapitalized.

          Restrictions on Dividends and Other Capital Distributions. Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than thirty days' advance notice of any proposed declaration of a dividend on the association's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

          OTS regulations impose limitations upon certain "capital distributions" by savings associations, including cash dividends, payments to repurchase or otherwise acquire an association's shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations.

          An association that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its fully phased-in capital requirement is considered a Tier 1 institution ("Tier 1 Institution"). An association that has capital immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution that is at least equal to its minimum regulatory capital requirement but less than its fully phased-in capital requirement, is considered a Tier 2 institution ("Tier 2 Institution"). An association that does not meet its minimum regulatory capital requirement immediately prior to, or on a pro forma basis after giving effect to, a proposed capital distribution is considered a Tier 3 institution ("Tier 3 Institution"). The OTS retains discretion to treat a Tier 1 Institution as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is in need of more than normal supervision and has provided the institution with notice to that effect.

          A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce the association's "surplus capital ratio" (the excess over its fully phased-in capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory non-objection. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions in accordance with the following schedule: if the association's capital satisfies the risk-based capital standard applicable to the association as of January 1, 1993, the association may make distributions up to 75% of its net income over the most recent four-quarter period, and, if the associations's capital satisfies the risk-based capital standard applicable as of January 1, 1991, it may make distributions up to 50% of its net income over the most recent four-quarter period. A Tier 3 Institution is not authorized under the regulation to make any capital distributions unless it receives prior written approval from the OTS or in accordance with the express terms of an approved capital plan.

          The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations.

          Under the "prompt corrective action" provisions ( See "--Prompt Corrective Action"), an FDIC-insured institution may not make a "capital distribution" (which includes, among other things, cash dividends and stock purchases) if, after making the distribution, the institution would be "undercapitalized" for such purposes.

          The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. In their current form, the proposed regulations would not apply to the Bank as it is owned by a holding company. Under the proposal, a savings association may make a capital distribution without notice to the OTS provided that it has a MACRO 1 or 2 rating, is not in troubled condition, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. A savings association will be considered in troubled condition if it has a MACRO rating of 4 or 5, is subject to an enforcement action relating to its safety and soundness or financial viability, or has been informed in writing by the OTS that it is in troubled condition. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

          Liquidity. Federal regulations currently require savings associations to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings associations. Federal regulations also require each savings association to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1996, the liquidity and short-term liquidity ratios of the Bank were 5.52% and 2.71%, respectively, which exceeded the applicable requirements.

          Qualified Thrift Lender Test. Pursuant to the Qualified Thrift Lender ("QTL") test, a savings institution must invest at least 65% of its portfolio assets in "qualified thrift investments" on a monthly average basis on a rolling 12-month "look-back" basis. Portfolio assets are an institution's total assets less goodwill and other intangible assets, the institution's business property, and a limited amount of the institution's liquid assets.

          A savings association's failure to remain a QTL may result in: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. If a savings institution that is a subsidiary of a savings and loan holding company fails to regain QTL status within one year of its loss of such status, the holding company must register as and will be deemed to be a bank holding company subject to, among other things, the business activity restrictions of the Bank Holding Company Act.

          The Bank's qualified thrift investments were in excess of 73.6% of its portfolio assets as of December 31, 1996.

          Ohio Regulation. As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the Ohio Division of Financial Institutions (the "Division"). Regulation by the Division affects the Bank's internal organization as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the Division are usually conducted on a joint basis with the OTS. Ohio law requires that the Bank maintain federal deposit insurance as a condition of doing business.

          Under Ohio law and regulations, an Ohio association may invest in loans and interests in loans, secured or unsecured, of any type or amount for any purpose, subject to certain requirements including but not limited to: loans secured by liens on income-producing real estate may not exceed 20% of an association's assets; all loans for educational purposes may not exceed 5% of an association's assets; consumer loans, commercial paper and corporate debt securities may not exceed 20% of an association's assets; and loans for commercial, corporate, business or agricultural purposes may not exceed 10% of an association's assets (subject to certain exceptions). In addition, no association may make loans for the acquisition and development of undeveloped or partially developed land for primarily residential use to one borrower in excess of 2% of assets of the association. The total investment in commercial paper or corporate debt of any issuer cannot exceed 1% of an association's assets, with certain exceptions.

          Ohio law authorizes Ohio-chartered associations to, among other things: (i) invest up to 15% of assets in the capital stock, obligations and other securities of service corporations organized under the laws of Ohio, and an additional 20% of net worth may be invested in loans to majority owned service corporations; (ii) invest up to 10% of assets in corporate equity securities, bonds, debentures, notes, or other evidence of indebtedness; (iii) exceed limits otherwise applicable to certain types of investments (other than investments in service corporations) by between 3% and 10% of assets, depending upon the level of the institution's permanent stock, general reserves, surplus and undivided profits; and (iv) invest up to 15% of assets in any loans or investments not otherwise specifically authorized or prohibited, subject to authorization by the institutions's board of directors.

          An Ohio association may invest in such real property or interests therein as its board of directors deems necessary or convenient for the conduct of the business of the association, but the amount so invested may not exceed the net worth of the association at the time the investment is made. Additionally, an association may invest an amount equal to 10% of its assets in any other real estate. This limitation does not apply, however, to real estate acquired by foreclosure, conveyance in lieu of foreclosure or other legal proceedings in relation to loan security interests.

          Notwithstanding the above powers authorized under Ohio law and regulation, a state-chartered savings association, such as the Bank, is subject to certain limitations on its permitted activities and investments under federal law which may restrict the ability of an Ohio-chartered association to engage in activities and make investments otherwise authorized under Ohio law.

          Ohio has adopted a statutory limitation on the acquisition of control of an Ohio savings and loan association which requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors.

          Under certain circumstances, interstate mergers and acquisitions involving associations incorporated under Ohio law are permitted by Ohio law. A savings and loan association or savings and loan holding company with its principal place of business in another state may acquire a savings and loan association or savings and loans holding company incorporated under Ohio law if laws of such other state permit an Ohio savings and loan association or an Ohio holding company reciprocal rights.

          Ohio law requires prior written approval of the Ohio Superintendent of a merger of an Ohio association with another savings and loan association or a holding company affiliate.


FEDERAL AND STATE TAXATION

          The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Corporation or the Bank.

          Savings associations such as the Bank are generally taxed in the same manner as other corporations. For taxable years beginning prior to January 1, 1996, savings associations such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their supervision and business operations ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying real property loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the reserve for nonqualifying loans (the "percentage of taxable income method"). The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

          Legislation enacted during 1996 repealed the existing reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage of taxable income method. Instead, savings associations will be required to compute their deduction based on specific charge offs during the taxable year or, if the savings association or its control group had assets of not more than $500 million, based on actual loss experience over a period of years. This legislation also requires a savings association (or its controlled group) with assets of more than $500 million to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves for qualifying real property loans and nonqualifying loans, thereby generating additional tax liability. A savings association (or its controlled group) with assets of not more than $500 million are required to recapture their bad debt tax reserve to the extent it exceeds the greater of (i) the applicable bad debt tax reserve as of the close of the last taxable year beginning before January 1, 1988, or (ii) what the savings association's applicable bad debt tax reserve would have been at the close of its last taxable year beginning before January 1, 1996 under the experience method. At December 31, 1995, the Bank's post-1987 reserves totalled approximately $3.9 million. The recapture may be suspended for up to two years if, during those years, the savings association satisfies a residential loan requirement.

          Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratable over a multi-year period. At December 31, 1995, the Bank's total bad debt reserve for tax purposes was approximately $6.8 million. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loan secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

          In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to an alternative minimum tax. An alternative minimum tax is imposed at a tax rate of 20% on alternative minimum taxable income ("AMTI"), which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), and, for 1990 and succeeding years, 75% of the excess of adjusted current earnings ("ACE") over AMTI. ACE equals pre-adjustment AMTI (i) increased or decreased by certain ACE adjustments, which include tax-exempt interest on municipal bonds, depreciation deductions in excess of those allowable for ACE purposes and, in certain cases, the dividend received deduction, and (ii) determined without regard to the ACE adjustment and the alternative tax net operating loss. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and alternative tax net operating losses can offset no more than 90% of AMTI. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry forward period to reduce federal income taxes in future years (but not below the level of alternative minimum tax arising in each of the carry forward years). For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to alternative tax net operating losses and the deduction for the environmental tax) over $2 million.

          Metropolitan, the Bank and other includable subsidiaries file consolidated federal income tax returns on a December 31 calendar year basis using the accrual method of accounting. Metropolitan, the Bank and other includable subsidiaries have been audited by the Internal Revenue Service through December 31, 1994.

          The Bank is subject to the Ohio corporate franchise tax. As a financial institution, the Bank computes its franchise tax based on its net worth. Under this method, the Bank will compute its Ohio corporate franchise tax by multiplying its net worth (as determined under generally accepted accounting principles) as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.5%. As an Ohio-chartered savings and loan association, the Bank also receives a credit against the franchise tax for a portion of the state supervisory fees paid by it.

          The Corporation is subject to an Ohio corporation franchise tax payable in an amount equal to the greater of a specified percentage of net income (currently 5.1% of the first $50,000 and 8.9% of the remainder, with an additional add-on tax not to exceed $5,000) or a specified percentage of net worth (currently approximately 0.6%, plus an add-on tax). In calculating net income for this purpose, dividends from wholly-owned subsidiaries, such as the Bank, would be excluded. In addition, in calculating net worth, the Corporation's investment in the Bank would be excluded for this purpose.


ITEM 2.     PROPERTIES

          Metropolitan's corporate headquarters, which is leased under a long-term lease agreement, is located at 6001 Landerhaven Drive, Mayfield Heights, Ohio 44124. The Bank operates fourteen branch locations, eight of which are leased under long-term lease agreements with various parties. The other six branches, located in Cleveland, Willoughby Hills, Mayfield Heights, Macedonia, Cleveland Heights and Aurora, are owned by Metropolitan. In addition, Metropolitan owns land in Twinsburg, Auburn, Stow, and land and a building in Hudson, planned sites for future full service retail offices. The Bank also leases office space for its loan production offices in Detroit, Cincinnati, North Olmsted, Pittsburgh, and Strongsville.


ITEM 3.     LEGAL PROCEEDINGS

          The Corporation is involved in various legal proceedings incidental to the conduct of its business. The Corporation does not expect that any such proceedings will have a material adverse effect on the Corporation's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          During the fourth quarter of the fiscal year covered by this Report, the following actions were undertaken by the then sole shareholder of the Corporation, Robert M. Kaye: 1) the authorization of a 3,125,635-for-one stock split, the increase in the number of authorized shares of the Company to 10,000,000, and the creation of two classes of preferred stock, 2) the creation of a classified Board of Directors with the number of directors between eight and fourteen, and 3) the adoption of Amended and Restated Code of Regulations containing defensive measures intended to prevent and discourage the acquisition of the Company by a hostile party. These actions were undertaken October 22, 1996.


                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

          Metropolitan's Common Stock, no par value ("Common Stock"), the only outstanding class of equity securities of Metropolitan is traded on the Nasdaq National Market System. There are 10,000,000 shares of Common Stock authorized and 3,525,635 shares issued and outstanding. The first day of trading in the Corporation's Common Stock was October 29, 1996. Prior to this date no trading occurred in the Corporation's Common Stock. During the fourth quarter of 1996 the price for the Corporation's Common Stock ranged from a high of $11 1/4 to a low of $10 1/4.

          Metropolitan paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. In addition, the terms of the 1993 Subordinated Notes, which mature December 31, 2001, prohibit the Corporation from paying any cash dividend while the 1993 Subordinated Notes are outstanding. The Indenture dated as of December 1, 1995 between the Corporation and Boatmen's Trust Company covering the 1995 Subordinated Notes and the Huntington Loan Agreement prohibit the Corporation from paying a dividend or other distribution on its equity securities unless the Corporation's ratio of tangible equity to total assets exceeds 7%.

          The approximate numbers of record common shareholders at March 24, 1997 was 84. Robert M. Kaye, previously the sole shareholder controls 2,730,635 shares or 77.5% of the amount outstanding.


ITEM 6.     SELECTED FINANCIAL DATA

          Information in response to this item is set forth on pages 3 and 4 of the Corporation's 1996 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information in response to this item is set forth on pages 5 through 18 of the Corporation's 1996 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements together with the report thereon of Crowe Chizek & Company L.L.P., dated February 28, 1997, appearing on pages
20 through 47 of the Corporation's 1996 Annual Report to Shareholders, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required in response to this item is set forth in the section captioned Election of Directors and Executive Officers who are not Directors contained in the Corporation's definitive Proxy Statement for the Meeting of Shareholders to be held May 20, 1997 and is incorporated herein by reference. The Corporation expects to file its proxy statement on or about April 10, 1997.


ITEM 11. EXECUTIVE COMPENSATION

          The information required in response to this Item is set forth in the sections captioned Board Meetings and Committees, Director Compensation, Executive Compensation and Other Information, Compensation Committee, Report on Executive Compensation and Performance Graph contained in the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997, and is incorporated herein by reference. The Corporation expects to file its proxy statement on or about April 10, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required in response to this Item is set forth in the sections captioned SECURITIES OWNERSHIP OF MANAGEMENT and SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS contained in the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997, and is incorporated herein by reference. The Corporation expects to file its proxy statement on or about April 10, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required in response to this Item is set forth in the sections captioned Compensation Committee Interlocks and Insider Participation, and Certain Transactions contained in the Corporation's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 20, 1997 and is incorporated herein by reference. The Corporation expects to file its proxy statement on or about April 10, 1997.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) Exhibits, financial statements, and financial statement schedules.
               ----------------------------------------------------------------------

                   1. Financial statements                                           Page No.*
                   -----------------------                                           ---------
                        Report of Independent Auditors                                  20

                        Consolidated Statements of Financial Condition                  21

                        Consolidated Statements of Operations                           22

                        Consolidated Statements of Shareholders' Equity                 23

                        Consolidated Statements of Cash Flows                           24

                        Notes to Consolidated Financial Statements                      26

                   2. Financial Statement Schedules
                   --------------------------------

                        Parent Company Financial Statements                             43


        * Incorporated by reference from the indicated page of the Corporation's 1996 Annual Report to Shareholders filed as
           Exhibit 13 to this Form 10-K.

                  3. Exhibits
                     --------

                  3.1      Amended and Restated Articles of
                           Incorporation of Metropolitan (filed as
                           Exhibit 2 to Metropolitan Form 8-A, filed
                           October 15, 1996 and incorporated herein by reference).

                  3.2 Amended and Restated Code of Regulations of Metropolitan (filed as Exhibit 3 to
                           Metropolitan's Form 8-A filed October 15,
                           1996 and incorporated herein by reference).

                  10       Commercial Real Estate Manager's Bonus Program **

                  13       1996 Annual Report to Shareholders

                  21 List of subsidiaries of Metropolitan (filed as Exhibit 21 to Metropolitan's Form 10-K, filed March 28, 1996 and incorporated herein by reference).

                  24       Powers of Attorney.

                  27       Financial Data Schedule.

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

                  99.2 Form of Indenture entered into December 1, 1995 between the Corporation and Boatmen's Trust Company (filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed November 13, 1995 and incorporated herein by reference).

                  99.3 Specimen Subordinated Note relating to the 10% Subordinated Notes due December 31, 2001 filed as Exhibit 99.1 to Metropolitan's Registration Statement on Form S-1, filed October 20, 1995 and incorporated herein by reference).

                  99.4 The Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of October 16, 1996 (filed as Exhibit 99.4 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed October 18, 1996 and incorporated herein by reference).

                  ** Indicates that the exhibit is a management contract or a compensatory plan or arrangement.

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by Metropolitan during the quarter ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          METROPOLITAN FINANCIAL CORP.



                                   By:     /s/ David G. Lodge
                                        ------------------------------
                                            David G. Lodge,
                                            President,
                                            Assistant Secretary,
                                            Assistant Treasurer, and Director

                                   Date:     March 31, 1997
                                        --------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                   By:      /s/ David G. Lodge
                                        ------------------------------
                                            David G. Lodge,
                                            President,
                                            Assistant Secretary,
                                            Assistant Treasurer, and Director
                                            (Principal Financial and Accounting
                                            Officer)

                                   Date:      March 31, 1997
                                        --------------------------------

Robert M. Kaye, Chairman of the Board and Director (Principal Executive Officer); Malvin E. Bank, Secretary, Assistant Treasurer, and Director; David P. Miller, Treasurer, Assistant Secretary and Director; Robert R. Broadbent, Director; Marjorie M. Carlson, Director; Lois K. Goodman, Director; Marguerite
B. Humphrey, Director; Ralph D. Ketchum, Director.


                                   By:      /s/ David G. Lodge
                                        -------------------------------
                                            David G. Lodge
                                            Attorney-in-Fact

                                   Date:      March 31, 1997
                                        --------------------------------

                                  EXHIBIT INDEX

    Exhibit
    Number          Description                                  Numbered Page
    ------          -----------                                  -------------

    3.1      Articles of Incorporation of Metropolitan,
             (incorporated by reference to Exhibit 3.1 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 20, 1995 (Registration No.33-98380), as amended).

    3.2 Code of Regulations of Metropolitan (in-corporated by reference to Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 20, 1995
             (Registration No. 33-98380),
             as amended).

    10       Commercial Real Estate Manager's Bonus Program.

    13       1996 Annual Report to Shareholders.

    21       List of subsidiaries of Metropolitan.

    24       Powers of Attorney.

    27       Financial Data Schedule.

    99.1 Specimen Subordinated Note relating to the 9 5/8% Subordinated Notes due January 1, 2005 (found at Sections 2.2 and 2.3 of the Form of Indenture filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed November 13, 1995 and incorporated herein by reference).

    99.2 Form of Indenture entered into December 1, 1995 between the Corporation and Boatmen's Trust Company
             (filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to Registration Statement on Form S-1, filed
             November 13, 1995 and incorporated herein by reference).

    99.3     Specimen Subordinated Note relating to the 10%
             Subordinated Notes due December 31, 2001 filed as
             Exhibit 99.1 to Metropolitan's Registration Statement on Form S-1, filed October 20, 1995 and incorporated herein by reference).

    99.4     The Restated Loan Agreement by and between the
             Huntington National Bank and the Corporation dated as of October 16, 1996 (filed as Exhibit 99.4 to
             Metropolitan's Amendment No. 1 to Registration
             Statement on Form S-1, filed October 18, 1996 and incorporated herein by reference).