Form 10-Q
period 1997-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1997-05-14
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q

(Mark One)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997.

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to
                                 -----------------  ---------------------------
Commission file number         33-98380
                      ---------------------------------------------------------
                     METROPOLITAN FINANCIAL CORP.
-------------------------------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)

              Ohio                                34-1109469
-----------------------------------        ------------------------
  (State or Other Jurisdiction                (I.R.S. Employer
  Incorporation or Organization)             Identification No.)

  6001 Landerhaven Drive    Mayfield Heights, Ohio       44124
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)          (Zip Code)

                                 (216) 646-1111
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
   ------       -----

As of May 13, 1997, there were 3,525,635 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS
                                -----------------

PART I.    FINANCIAL INFORMATION                                   PAGE

  Item 1.  Financial Statements:

     Consolidated Statements of Financial Condition as of
     March 31, 1997 and December 31, 1996 ......................      3

     Consolidated Statements of Operations for the three
     months ended March 31, 1997 and 1996 ......................      4

     Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996.................      6

     Notes to Consolidated Financial Statements ................   7-13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................  14-26

PART II.OTHER INFORMATION . ....................................     27


SIGNATURES  ....................................................     28


PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                            March 31,   December 31,
                                              1997          1996
                                           --------      --------
                                                (In Thousands)
ASSETS
  Cash and cash equivalents                $ 17,085      $ 16,522
  Securities available for sale (Note 3)      6,696        13,174
  Mortgage-backed securities (Note 3)        70,045        56,672
  Loans held for sale                         9,960         8,973
  Loans receivable, net (Note 4)            663,864       637,493
  Federal Home Loan Bank stock, at cost       4,057         3,989
  Accrued interest receivable                 4,952         4,791
  Premises and equipment, net                11,961        11,332
  Real estate owned, net                      1,589           177
  Cost in excess of fair value of net
    assets acquired                           3,184         3,239
  Cost of loan servicing rights (Note 5)      7,646         8,051
  Prepaid expenses and other assets           6,015         4,663
                                           --------      --------
     Total assets                          $807,054      $769,076
                                           ========      ========


LIABILITIES
  Deposits                                 $658,949      $622,105
  Other borrowings (Note 6)                 102,174       101,874
  Accrued interest payable                    2,850         4,120
  Official checks                             3,676         3,882
  Other liabilities                           8,625         6,851
                                           --------      --------
    Total liabilities                       776,274       738,832
                                           --------      --------
SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000
   shares authorized, 3,525,635 shares
   issued and outstanding
  Additional paid-in capital                11,101         11,101
  Retained earnings                         19,678         18,467
  Unrealized gain on securities available
   for sale, net of tax                          1            676
                                           --------      --------
    Total shareholders' equity              30,780         30,244
                                           --------      --------
    Total liabilities & shareholders'
      equity                              $807,054       $769,076
                                          ========       ========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                  (Dollars in Thousands, except per share data)

                                            March 31,      March 31,
                                              1997           1996
                                            --------       -------
INTEREST INCOME
  Interest and fees on loans                 $14,861       $11,456
  Interest on mortgage-backed securities       1,010           614
  Interest and dividends on other investments    252           248
                                             -------       -------
    Total interest income                     16,123        12,318
                                             -------        ------

INTEREST EXPENSE

  Interest on deposits                         7,930         6,547
  Interest on other borrowings                 1,755         1,086
                                             -------       -------
    Total interest expense                     9,685         7,633
                                             -------       -------

NET INTEREST INCOME                            6,438         4,685

Provision for loan losses                        585           307
                                             -------       -------

Net interest income after provision
  for loan losses                              5,853         4,378
                                             -------       -------

Non-interest income
  Loan servicing income, net                     295           314
  Gain on sale of loans                           66           103
  Loan option income                              48           108
  Gain on sale of securities, net                 89             -
  Other operating income                         428           397
                                             -------       -------
    Total non-interest income                    926           922
                                             -------       -------

Non-interest expense
  Salaries and related personnel cost          2,677         2,049
  Occupancy and equipment expense                692           572
  Federal deposit insurance premiums             140           309
  Data processing expense                        143           148
  Marketing expense                              131           126
  State franchise taxes                          155           118
  Amortization of intangibles                     66            55
  Other operating expenses                       863           756
                                             -------       -------
    Total non-interest expense                 4,867         4,133
                                             -------       -------



                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                  (Dollars in Thousands, except per share data)

                                            March 31,       March 31,
                                              1997            1996
                                             -------       -------
INCOME BEFORE INCOME TAXES                     1,912         1,167

Provision for income taxes                       701           451
                                             -------       -------

NET INCOME                                   $ 1,211       $   716
                                             =======       =======

Earnings per share                           $  0.34       $  0.23
                                             =======       =======

Weighted average shares outstanding        3,525,635     3,125,635
                                           =========     =========

See notes to consolidated financial statements.


                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                            March 31,        March 31,
                                              1997             1996
                                           ---------         --------
                                                 (In Thousands)
NET CASH PROVIDED BY (USED
  FOR) OPERATING ACTIVITIES                 $    769         $ (7,098)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale  (5,029)          (4,092)
  Proceeds from sale of securities available
    for sale                                  11,330            9,261
  Disbursement of loan proceeds              (51,898)         (59,037)
  Purchases of loans                         (17,546)         (20,980)
  Proceeds from loan repayments               35,470           26,069
  Purchase of mortgage-backed securities
    available for sale                       (10,574)               -
  Proceeds from mortgage-backed security
    principal repayments and maturities        1,823            1,666
  Proceeds from sale of real estate owned          -               39
  Purchase of premises and equipment            (897)            (694)
  Purchase of FHLB stock                           -              (62)
  Premium paid for credit card relationships     (10)               -
  Purchase of mortgage loan servicing rights      (1)            (157)
                                           ---------         --------
    Net cash used for investing activities   (37,332)         (47,987)
                                           ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts              36,826           36,281
  Proceeds from borrowings                   120,956           41,500
  Repayment of borrowings                   (120,656)         (26,500)
                                           ---------         --------
    Net cash provided by financing
    activities                                37,126           51,281
                                           ---------         --------

Net change in cash and cash equivalents          563           (3,804)

Cash and cash equivalent at beginning
  of period                                   16,522           18,170
                                           ---------         --------
Cash and cash equivalents at end
  of period                                $  17,085         $ 14,366
                                           =========         ========

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
    Interest                                 $10,955          $ 8,708
    Income taxes                                   -                -
  Transfer from loans receivable to

      real estate owned                        1,412                -
  Loans securitized                            5,393                -

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries MetroCapital Corporation and Metropolitan Savings Bank of Cleveland (the "Bank"), and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three months ended March 31, 1997 and 1996, (b) the financial condition at March 31, 1997 and December 31, 1996; and
(c) the statement of cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full year. The annual report for Metropolitan for the year ended December 31, 1996 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

2.  ACCOUNTING POLICIES

SECURITIES: Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

LOANS: Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. Sales of loans are dependent upon various factors, including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements. At March 31, 1997 and December 31, 1996, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of sale.

ALLOWANCE FOR LOSSES ON LOANS: An allowance for losses on loans is maintained because some loans may not be repaid in full. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, the status of impaired loans, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loans which are considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations cause the allowance for losses on loans to require an increase, such increase is reported as a provision for loan losses. As allowed, management excludes all consumer loans and residential single family loans with balances less than $200,000 from classification as impaired.

A loan is classified as non-accrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments or when a determination is made to classify a loan as impaired). When a loan is placed on non-accrual status, unpaid interest is reversed. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms.)

EARNINGS PER SHARE: In connection with the initial public offering of stock completed in October, 1996, the Board of Directors approved a 3,125,635-for-one stock split, effected in the form of a stock dividend during October, 1996. All per share information has been retroactively adjusted to reflect the effect of the stock dividend.

3.  SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at March 31, 1997 and December 31, 1996 are as follows (In Thousands):

                                             March 31, 1997
                             -------------------------------------------
                                           Gross      Gross
                             Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains      Losses     Value
                             ---------  ----------  ----------    ----
Mutual funds                  $  1,784                          $ 1,784
FNMA note                        5,003              $     (91)    4,912
                               -------    --------   ---------   ------
   Total investment securities   6,787                    (91)    6,696
                               -------    --------   ---------   ------
Mortgage-backed securities      69,952   $     557       (464)   70,045
                               -------    --------   ---------   ------
   Totals                     $ 76,739   $     557  $    (555)  $76,741
                               =======    ========   =========   ======

                                           December 31, 1996
                             ------------------------------------------
                                           Gross      Gross
                             Amortized  Unrealized  Unrealized    Fair
                                Cost       Gains      Losses     Value
                             ---------  ----------  ----------    ----
U.S. Treasury securities      $  6,094   $      40  $     (69)  $ 6,065
Mutual funds                     2,009                            2,009
FNMA preferred stock             5,000         100                5,100
                               -------    --------   ---------   ------
   Total investment securities  13,103         140        (69)   13,174
                               -------    --------   ---------   ------
Mortgage-backed securities      55,719         954         (1)   56,672
                               -------    --------   ---------   ------
   Totals                     $ 68,822   $   1,094  $     (70)  $69,846
                               =======    ========   =========   ======

4.  LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 1997 and December 31, 1996 is as follows (In Thousands):

                                          March 31,     December 31,
                                            1997            1996
                                          ---------     ------------
Real estate loans
  Construction loans
    Residential single family             $  68,646       $  61,735
    Commercial                                8,006           9,825
    Loans in process                        (31,666)        (31,758)
                                          ---------       ---------
      Construction loans, net                44,986          39,802
  Permanent loans
    Residential single family               115,327         114,758
    Residential apartments                  286,890         276,545
    Commercial                              133,956         135,635
    Other                                       180             137
                                          ---------       ---------
       Total real estate loans              581,339         566,877
Consumer loans                               54,986          54,179
Business and other loans                     35,538          23,508
                                          ---------       ---------
  Total loans                               671,863         644,564
Discounts on loans                             (629)           (560)
Deferred loan fees                           (2,730)         (2,336)
Allowance for losses on loans                (4,640)         (4,175)
                                          ---------       ---------
                                          $ 663,864       $ 637,493
                                          =========       =========

Activity in the allowance for losses on loans for the periods ended March 31, 1997 and 1996 is as follows (In Thousands):

                                          March 31,       March 31,
                                            1997            1996
                                          ---------       ---------

Balance at the beginning of the period    $  4,175        $  2,765
Provision for loan losses                      585             307
Net charge-offs                               (120)             (6)
                                          ---------       ---------
Balance at the end of the period          $  4,640        $  3,066
                                          ========        ========

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at March 31, 1997 and December 31, 1996 is as follows (In Thousands):

                                          March 31,     December 31,
                                            1997            1996
                                          ---------       ---------
Balance of impaired loans                  $   843         $ 3,495
Less portion for which no allowance
  for losses on loans is allocated             525           2,774
                                            ------          ------
Portion of impaired loans for which
  an allowance for loan losses is
  allocated                                $   318         $   721
                                           =======         =======

Portion of allowance for losses on
  loans allocated to the impaired
  loan balance                             $    65         $   241
                                           =======         =======

Information regarding impaired loans is as follows for the three months ended March 31, 1997 and the year ended December 31, 1996 (In Thousands):

                                          March 31,     December 31,
                                            1997            1996
                                          ---------       ---------
Average investment in impaired loans
  during the period                        $ 1,839        $  4,220
Interest income recognized during
  impairment                                     9              48
Interest income recognized on a cash
  basis during the period                        9              48

5.  LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 1997 and December 31, 1996 are summarized as follows (In Thousands):

                                          March 31,     December 31,
                                            1997            1996
                                          ---------     ------------
Mortgage loans underlying pass-through
  securities
  FNMA                                   $  128,593      $  134,568
Mortgage loan portfolios serviced for
  FHLMC                                     692,920         713,290
  FNMA                                      217,711         219,295
  Other                                      34,462          35,362
                                         ----------      ----------
    Total loans serviced for others      $1,073,686      $1,102,515
                                         ==========      ==========

Custodial balances maintained in connection with the foregoing loan servicing were approximately $15,506,000 and $12,895,000 at March 31, 1997 and December 31, 1996, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the periods ended March 31, 1997 and 1996 (In Thousands):

                                          March 31,       March 31,
                                            1997            1996
                                          ---------       ---------
Balance at the beginning of the period    $  8,051        $  9,130
Acquired or originated                          83             249
Amortization                                  (488)           (538)
                                          --------        --------
Balance at the end of the period          $  7,646        $  8,841
                                          ========        ========

6.  OTHER BORROWINGS

Other borrowings consisted of the following at March 31, 1997 and December 31, 1996 (In Thousands):

                                          March 31,     December 31,
                                            1997            1996
                                          ---------     ------------
Federal Home Loan Bank advances
  (5.5% and 5.5% at March 31, 1997
  and December 31, 1996, respectively)    $ 54,000        $ 59,500

Reverse Repurchase Agreements (5.5%
  and 5.6% at March 31, 1997 and
  December 31, 1996, respectively)          29,300          23,500

Subordinated debt maturing December 31,
  2001 (10% fixed rate)                      4,874           4,874

Subordinated debt maturing January 1,
  2005 (9.625% fixed rate)                  14,000          14,000
                                          --------        --------
    Total                                 $102,174        $101,874
                                          ========        ========

         Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and first mortgage loans with an aggregate carrying value of $81,000,000 and $89,250,000 at March 31,1997 and December 31, 1996, respectively.

         At March 31, 1997, scheduled payments on Federal Home Loan Bank advances and reverse repurchase agreements are as follows (In Thousands):

         Year                                         Weighted Average
        Ended                   Amount                 Interest Rate
        -----                   ------                 -------------
         1997                  $42,300                      5.49%
         1998                   15,000                      5.40
         1999                   23,000                      5.55
         2001                    3,000                      6.15
                               -------
                               $83,300                      5.51
                               =======

7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank can be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial commitments include commitments to make loans. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of March 31, 1997, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $20,640,000 and $54,349,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.5% to 16% and commitments periods up to one year. In addition, the bank has firm commitments to sell loans totalling $1,799,000 and optional commitments to sell loans totalling $8,765,000.

At March 31, 1997 and December 31, 1996, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. At March 31, 1997, loans with a carrying value of $8,765,000 were held for sale in connection with outstanding purchase options. At December 31, 1996, loans with a carrying value $6,409,841 were held for sale in connection with outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.

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

Average Balances and Yields. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollar and rates, and the net interest margin. Net interest margin refers to net interest income divided by average total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans are considered in average loan balances. The average balances of mortgage-backed securities available for sale are presented at historical cost.


                                                              THREE MONTHS ENDED MARCH 31,

                                                           1997                                            1996
                                     --------------------------------------------   --------------------------------------------
                                            AVERAGE                                        AVERAGE
                                            BALANCE       INTEREST          RATE           BALANCE         INTEREST        RATE
                                            --------       -------          ----           --------        -------         ----
                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:

Loans receivable                            $673,275       $14,861          8.95%          $522,200        $11,456         8.82%

Mortgage-backed
securities available for
sale                                          61,348         1,010          6.68             38,612            614         6.40

Other                                         17,234           252          5.93             17,113            248         5.83
                                            --------       -------                         --------        -------

Total interest-earning
assets                                       751,857        16,123          8.70            577,925         12,318         8.57
                                                           -------                                         -------

Nonearning assets                             37,648                                         41,858
                                            --------                                       --------

Total assets                                $789,505                                       $619,783
                                            ========                                       ========



INTEREST-BEARING
LIABILITIES:

Deposits                                    $606,144         7,930          5.31           $492,499          6,547         5.35

Other borrowings                             109,776         1,755          6.48             61,622          1,086         7.09
                                            --------       -------                         --------        -------
Total interest-bearing
liabilities                                  715,920         9,685          5.49            554,121          7,633         5.54
                                                           -------                                         -------
Noninterest-bearing
liabilities                                   43,073                                         36,554

Shareholders' equity                          30,512                                         29,108
                                            --------                                       --------
Total liabilities and
shareholders' equity                        $789,505                                       $619,783
                                            ========                                       ========

Net interest income and
interest rate spread                                       $ 6,438          3.21%                           $4,685         3.03%
                                                           =======          ====                           =======         =====
Net interest margin                                                         3.47%                                          3.26%

Average interest-earning
assets to average
interest-bearing
liabilities                                  105.02%                                        104.30%
                                            ========                                       ========

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

                                                 THREE MONTHS ENDED MARCH 31,
                                                           1997 VS. 1996
                                                        INCREASE  (DECREASE)
                                               ---------------------------------
                                                           (IN THOUSANDS)
                                                            Change       Change
                                               Total        Due to       Due to
                                               Change       Volume        Rate
                                               ------       ------       ------
INTEREST INCOME ON:

Loans receivable                               $3,405       $3,198       $  207

Mortgage-backed securities                        396          354           42

Other                                               4            1            3
                                               ------       ------       ------
Total interest income                           3,805       $3,553       $  252
                                               ------       ======       ======



INTEREST EXPENSE ON:

Deposits                                        1,383       $1,442       $  (59)

Other borrowings                                  669          830         (161)
                                               ------       ------       ------

Total interest expense                          2,052       $2,272       $ (220)
                                               ------       ======       ======

Increase in net interest
income                                         $1,753
                                               ======


RESULTS OF OPERATIONS

Net Income. Net income for the quarter ended March 31, 1997 was $1.2 million as compared to $716,000 for the same period in 1996. Net interest income increased $1.8 million, or 37.4% in the quarter ended March 31, 1997 as compared to the same period as 1996. The increase in net interest income was partially offset by a 90.6% increase in provision for loan losses and a 17.8% increase in non-interest expense in the quarter ended March 31, 1997 compared to the same period in 1996.

Metropolitan's net interest margin increased 21 basis points to 3.47% for the quarter ended March 31, 1997 as compared to 3.26% for the same period in 1996, largely as a result of the increased yield on interest earning assets and a decline in costs paid for deposits and borrowings.

Interest Income. Total interest income increased 30.9% to $16.1 million in the quarter ended March 31, 1997 as compared to $12.3 million in 1996. This increase primarily resulted from a 30.1% increase in average interest-earning assets between the two periods. The average balance of loans increased $151.1 million which was a result of Metropolitan's consistent strategy of increasing assets so long as quality loans with acceptable yield and term characteristics are available. In addition, as a result of the generally higher interest rate environment, the weighted average yield on interest-earning assets increased to 8.70% during the quarter ended March 31, 1997 as compared to 8.57% during the same period in 1996.

Interest Expense. Total interest expense increased 26.9% to $9.7 million for the quarter ended March 31, 1997 as compared to $7.6 million for the same period in 1996. Interest expense increased generally due to a higher average balance of interest-bearing liabilities outstanding which was only partially offset by a lower cost of funds. The average balance of interest-bearing liabilities increased $161.8 million, or 29.2%, from March 31, 1996 to March 31, 1997 in order to fund the growth of interest-earning assets discussed above.

Metropolitan's cost of funds decreased to 5.49% in the quarter ended March
31, 1997 as compared to 5.54% in the same period in 1996. This decrease is due to the changing mix of interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses increased 90.6% to $585,000 in the quarter ended March 31, 1997 as compared to $307,000 in the same period in 1996. The increase was related to the increase in total loans and management's estimate of the adequacy of the allowance for losses on loans. Total loans, including loans held for sale, increased $27.4 million to $673.8 million at March 31, 1997 from $646.5 million at December 31, 1996. The allowance for losses on loans at March 31, 1997 was $4.6 million or 0.68% of total loans as compared to $4.2 million, or 0.64% of total loans, at December 31, 1996 while net charge-offs were $120,000 during the quarter, or 0.07% of average loans on an annualized basis. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, the status of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Non-Interest Income. Total non-interest income increased slightly to $926,000 in the quarter ended March 31, 1997 as compared to $922,000 in the same period in 1996. The following table sets forth Metropolitan's non-interest income for the periods indicated:

                                  Three Months ended March 31,
                                      1997           1996
                                    -------        -------
                                        (In Thousands)
Loan servicing income, net          $   295        $   314
Gain on sale of loans                    66            103
Loan option income                       48            108
Gain on sale of securities, net          89              -
Other                                   428            397
                                    -------        -------
Total                               $   926        $   922
                                    =======        =======


Net loan servicing income decreased slightly in the quarter ended March 31, 1997 to $295,000 as compared to $314,000 for the same period in 1996. This decrease was due to the normal runoff experienced in the loan portfolio over the past year. Metropolitan remains committed to this business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Gain on sale of loans was $66,000 in the quarter ended March 31, 1997 as compared to $103,000 for the same period in 1996. This income was dependent upon both the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by prevailing interest rates. The proceeds from sale of loans decreased $2.1 million to $9.1 million during the quarter ended March 31, 1997 as compared to $11.2 million in the same period of 1996.

Loan option income was $48,000 in the quarter ended March 31, 1997 compared to $108,000 for the same period in 1996. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date.

Net gain on sale of securities in the quarter ended March 31, 1997 was $89,000. This gain was the result of the sale of Federal National Mortgage Association ("FNMA") preferred stock and the sale of $6.0 million of lower yielding securities in the liquidity portfolio which were immediately replaced with higher yielding securities that also qualify for liquidity.

Other income increased $31,000 to $428,000 in the quarter ended March

31, 1997 as compared to $397,000 for the same period in 1996. This increase was primarily the result of income on investment services and rental income at retail sales office locations.

Non-Interest Expense. Total non-interest expense increased 17.8% to $4.9 million in the quarter ended March 31, 1997 as compared to $4.1 million for the same period in 1996. The following table sets forth Metropolitan's non-interest expense for the periods indicated:

                                 Three Months ended March 31,
                                       1997          1996
                                       ----          ----
                                       (In Thousands)

Salaries and related personnel costs $ 2,677       $ 2,049
Occupancy and equipment expense          692           572
Federal deposit insurance premiums       140           309
Data processing expense                  143           148
Marketing expense                        131           126
State franchise taxes                    155           118
Amortization of intangibles               66            55
Other operating expenses                 863           756
                                     -------       -------
Total                                $ 4,867       $ 4,133
                                     =======       =======

Personnel related expenses increased $628,000, which represented 85.6% of the increase in the quarter ended March 31, 1997 over the same period in 1996. The increase was primarily a result of having one additional full service retail sales office open in the 1997 period, incentive payments for loan production, and the effects of merit increases over the two time periods. Occupancy costs increased $120,000 in the quarter ended March 31, 1997 over 1996, generally as a result of the additional full service retail sales office. Federal deposit insurance premium expense decreased $169,000 from the prior year first quarter as a result of the reductions in assessment rates made possible by the recapitalization of the Savings Association Insurance Fund which occurred in September, 1996. Other operating expenses increased $107,000 in 1997 over the same period in 1996, primarily as a result of increases in legal and accounting fees, REO expense, and credit card fees.

Provision for Income Taxes. The provision for income taxes increased 55.4% to $701,000 in the quarter ended March 31, 1997 as compared to $451,000 in the same period in 1996. The effective tax rate was 36.7% for the quarter ended March 31, 1997 and 38.6% for the same period in 1996. The lower effective tax rate in the 1997 period occurred largely because expenses which are not deductible for tax purposes, such as premium payments for a key man life insurance policy and amortization of intangibles, are anticipated to be smaller in relationship to total income in 1997.

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

The table below provides information concerning Metropolitan's non-performing assets and the allowance for losses on loans at the dates indicated. All loans classified by management as impaired were also classified as non-performing.

                                             March 31,  December 31,
                                               1997          1996
                                               ----          ----
                                              (Dollars in Thousands)

Non-accrual loans                             $2,486         $4,923
Loans past due greater than
  90 days or impaired, still accruing            272            271
                                              ------         ------
Total non-performing loans                     2,758          5,194
Real estate owned                              1,589            177
                                              ------         ------
Total non-performing assets                   $4,347         $5,371
                                              ======         ======

Allowance for losses on loans                 $4,640         $4,175
                                              ======         ======

Non-performing loans to total loans             0.41%          0.80%
Non-performing assets to total assets           0.54%          0.70%
Net charge-offs to average loans                0.07%(1)       0.04%
Provision for loan losses to
  average loans                                 0.35%(1)       0.28%
Allowance for losses on loans to
  total non-performing loans at
  end of period                               106.74%         77.73%
Allowance for losses on loans to
  total loans at end of period                  0.68%          0.64%

(1) Annualized for comparative purposes.

Non-performing assets at March 31, 1997 decreased $1.0 million, or 19.1% to $4.3 million as compared to $5.4 million at December 31, 1996. The decrease was primarily due to the sale to a third party at a sheriff's sale of one retail strip shopping center at which time Metropolitan recovered its investment in this loan. In addition, one retail strip shopping center was acquired by deed-in-lieu of foreclosure, and therefore, included in real estate owned at March 31, 1997, while at December 31, 1996, it had been classified as a non-accrual loan. The fair value of the property was greater than the carrying value at March 31, 1997.

Non-performing loans include $843,000 and $3.5 million at March 31, 1997 and December 31, 1996, respectively, considered by management to be impaired. The circumstances and trends associated with these loans have been included in management's consideration of the adequacy of the allowance for losses on loans.

FINANCIAL CONDITION

Total assets amounted to $807.1 million at March 31, 1997, as compared to $769.1 million at December 31, 1996, an increase of $38.4 million, or 4.9%. The increase in assets was funded with deposit growth of $36.8 million.

Securities available for sale decreased $6.5 million, or 49.2%, to $6.7 million. The decline was primarily due to the sale of $6.0 million of U.S. Treasury notes in the first quarter.

Mortgage-backed securities increased $13.4 million, or 23.6%, to $70.0 million compared to December 31, 1996. The increase was due to the purchase of $10.4 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities to meet regulatory liquidity requirements and the securitization of $5.4 of originated mortgage loans, also with FHLMC.

Loans receivable, including loans held for sale, increased $27.4 million, or 4.3% to $673.8 million. This increase was consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Real estate owned increased from $177,000 to $1,589,000 from December 31, 1996 to March 31, 1997 as a result of the foreclosure of one retail strip shopping center during the period.

Deposits totalled $658.9 million at March 31, 1997, an increase of $36.8 million, or 5.9%, over the balance at December 31, 1996. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, and increased custodial checking balances.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 5%. The Bank's liquidity ratio for March 1997 was 5.87%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At March 31, 1997, the Corporation, excluding the Bank, had cash and readily convertible investments of $2.1 million.

Metropolitan's liquidity, represented by cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized as follows:


                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                             1997         1996
                                             ----         ----
Net cash provided by (used
  for) operating activities              $     769     $  (7,098)
Net cash used for investing
 activities                                (37,332)      (47,987)
Net cash provided by
  financing activities                      37,126        51,281
                                         ---------     ---------
Net change in cash and
  cash equivalents                             563       (3,804)
Cash and cash equivalents
  at beginning of period                    16,522        18,170
                                         ---------     ---------
Cash and cash equivalents
  at end of period                       $  17,085     $  14,366
                                         =========     =========


Cash provided or used by operating activities is determined largely by changes in the level of loans held for sale. The level of loans held for sale depends on the level of loan originations and the time until an investor funds the purchase of the loan from the Bank.

Cash provided from investing activities consists primarily of principal payments on loans and mortgage-backed securities. The level of these payments increases and decreases depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancings and mortgage repayments. During the three months ended March 31, 1997 and 1996, net cash was used in investing activities, primarily to fund and purchase new loans.

Cash provided from financing activities consists primarily of increased deposits but also includes wholesale borrowings like FHLB advances and reverse repurchase agreements.

At March 31, 1997, $65.7 million, or 10.0%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

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

The Bank's regulatory capital ratios at March 31, 1997 were in excess of the capital requirements specified by OTS regulations as shown by the following table (Dollars in Thousands):

                                                                     RISK-BASED
                          TANGIBLE CAPITAL     CORE CAPITAL            CAPITAL
                          ----------------     ------------        ----------------
                                         (DOLLARS IN THOUSANDS)
CAPITAL AMOUNT

Actual                  $43,578    5.44%    $43,994    5.49%       $47,563     8.41%

Required                 12,016    1.50      32,059    4.00         44,995     8.00
                        -------             -------                -------

Excess                  $31,562    3.94%    $11,935    1.49%       $ 2,568     0.41%
                        =======             =======                =======



Metropolitan anticipates that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The Corporation maintains a $4.0 million line of credit with the Huntington National Bank which it could access to make future contributions to the capital of the Bank. At March 31, 1997, there was no outstanding balance under the line of credit. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.

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

The steps being taken by the Bank to manage interest rate risk include: (i) the continuing to focus on originating and purchasing adjustable rate assets for portfolio; (ii) the sale of fixed rate one- to four-family loans with servicing retained; (iii) focusing on shortening the term of fixed rate lending by increasing the percent of the fixed rate loan portfolio represented by consumer loans; (iv) increasing business lending which will result in loans with generally adjustable rates and shorter terms; (v) increasing the loan servicing portfolio; (vi) emphasizing transaction account deposit products which are less susceptible to repricing in a rising interest rate environment; (vii) maintaining competitive pricing on longer term certificates of deposit; and
(viii) utilizing term advances and other borrowings rather than short-term funds.

Presented below, as of March 31, 1997 and 1996, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.


                                              MARCH 31, 1997          MARCH 31, 1996
                                              --------------          --------------
  CHANGES IN
INTEREST RATE               BOARD LIMIT   CHANGE IN  % CHANGE    CHANGE IN   % CHANGE
(BASIS POINTS)               % CHANGE       NPV       IN NPV        NPV        IN NPV
--------------               --------       ---       ------        ---        ------
                                                     (DOLLARS IN THOUSANDS)

   +400                     (75)%        $(23,578)     (38)%      $(14,025)    (27)%
   +300                     (50)          (17,479)     (28)         (9,884)    (19)
   +200                     (25)          (11,292)     (18)         (6,054)    (12)
   +100                     (10)           (5,348)      (9)         (2,647)     (5)
   -100                     (10)            4,449        7           2,737       5
   -200                     (25)            9,854       16           7,099      19
   -300                     (50)           18,942       31          13,528      26
   -400                     (75)           31,241       51          23,825      45



As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than rates earned on assets because deposits generally have shorter periods to repricing. In addition, the fixed rate assets in portfolio will only reprice as the loans are repaid and new loans at higher rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames. At March 31, 1997 and 1996, the Bank was within the Board established limits for various changes in interest rates, however, the Bank's sensitivity to rising rates at March 31, 1997 has increased slightly as compared to the same point in time in 1996. The increased sensitivity was a result of:(i) the slightly higher overall level of interest rates; (ii) the increased use of time deposits with 12 to 24 month terms to fund asset growth;(iii) the increase in one to four-family residential ARMs in the loan portfolio which are fixed for three or five years before they become annual adjustable rate loans (i.e., the 5/1 and 3/1 ARM programs); and (iiii) the slight increase in the level of fixed rate loans in the portfolio.

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

ACCOUNTING DEVELOPMENTS

In March 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. Basic EPS includes no dilution and is computed by dividing net income by weighted-average shares outstanding. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Corporation expects SFAS No. 128 to have no effect on its earnings per share calculation, other than changing terminology.

Effective January 1, 1997, Metropolitan adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a financial components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 applied prospectively. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 125 expands the requirements of SFAS No. 122 by introducing the concept of adequate compensation into the determination of the value of the servicing assets. Adoption of SFAS No. 125 has not materially effected the comparability of results among years.

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

     27       Financial Data Schedule (1)

     b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first three months of 1997.

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

                                         METROPOLITAN FINANCIAL CORP.

                                     By:     /s/ David G. Lodge
                                        --------------------------------------
                                              David G. Lodge,
                                              President and (principal
                                              financial and accounting
                                              officer)

                                     Date:  May 14, 1997