Form 10-Q
period 1997-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1997-08-14
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q



(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997.

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_________________ to___________________

Commission file number        000-21553
                      ---------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Ohio                                34-1109469
----------------------------------------    ------------------------------------
      (State or Other Jurisdiction                  (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

   6001 Landerhaven Drive    Mayfield Heights, Ohio       44124
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
Yes     X       No
   ---------       ---------
As of August 12, 1997, there were 3,525,635 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS
                                -----------------

PART I.    FINANCIAL INFORMATION                                 PAGE

  Item 1.  Financial Statements:

           Consolidated Statements of Financial Condition as of
           June 30, 1997 and December 31, 1996 ................      3

           Consolidated Statements of Operations for the three
           and six months ended June 30, 1997 and 1996 ........      4

           Condensed Consolidated Statements of Cash Flows for
           the six months ended June 30, 1997 and 1996 ........      5

           Notes to Consolidated Financial Statements .........   6-13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ................  14-29



PART II.   OTHER INFORMATION...................................  30-31


SIGNATURES  ...................................................     32


PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)


                                            June 30,    December 31,
                                              1997          1996
                                            --------    ------------
                                                (In thousands)
ASSETS
  Cash and cash equivalents                $ 15,155      $ 16,522
  Securities available for sale (Note 3)      6,659        13,174
  Mortgage-backed securities (Note 3)        67,282        56,672
  Loans held for sale                         4,898         8,973
  Loans receivable, net (Note 4)            684,320       637,493
  Federal Home Loan Bank stock, at cost       5,160         3,989
  Accrued interest receivable                 5,350         4,791
  Premises and equipment, net                13,454        11,332
  Real estate owned, net                      1,999           177
  Cost in excess of fair value of net
    assets acquired                           3,118         3,239
  Cost of loan servicing rights (Note 5)      7,563         8,051
  Prepaid expenses and other assets           6,322         4,663
                                            -------       -------
     Total assets                          $821,280      $769,076
                                           ========      ========


LIABILITIES
  Deposits (Note 6)                        $664,564      $622,105
  Other borrowings (Note 7)                 105,074       101,874
  Accrued interest payable                    2,418         4,120
  Official checks                             3,333         3,882
  Other liabilities                          13,399         6,851
                                            -------       -------
    Total liabilities                       788,788       738,832
                                            -------       -------
SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000
  shares authorized, 3,525,635 shares
  issued and outstanding
  Additional paid-in capital                 11,101        11,101
  Retained earnings                          20,971        18,467
  Unrealized gain on securities available
   for sale, net of tax                         420           676
                                            -------       -------
    Total shareholders' equity               32,492        30,244
                                            -------       -------

    Total liabilities & shareholders'
      equity                               $821,280      $769,076
                                           ========      ========

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)


                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                           June 30,

                                                  1997              1996             1997            1996
                                                 ------            ------           ------          -----
INTEREST INCOME
  Interest and fees on loans                     $15,124            $11,867          $29,985         $23,323
  Interest on mortgage-backed
    securities                                     1,119                651            2,129           1,265
  Interest and dividends on
    other investments                                249                435              501             683
                                                  ------             ------           ------          ------
    Total interest income                         16,492             12,953           32,615          25,271
                                                  ------             ------           ------          ------

INTEREST EXPENSE
  Interest on deposits                             8,351              6,798           16,281          13,345
  Interest on other borrowings                     1,618              1,018            3,373           2,104
                                                  ------             ------           ------          ------
    Total interest expense                         9,969              7,816           19,654          15,449
                                                  ------             ------           ------          ------

NET INTEREST INCOME                                6,523              5,137           12,961           9,822
Provision for loan losses                            585                379            1,170             686
                                                  ------             ------           ------          ------
Net interest income after
  provision for loan losses                        5,938              4,758           11,791           9,136
                                                  ------             ------           ------          ------

Non-interest income
  Loan servicing income, net                         309                319              604             633
  Gain on sale of loans                              146               (67)              212              36
  Loan option income                                  75                298              123             406
  Gain on sale of securities, net                                                         89
  Other operating income                             453                292              881             689
                                                  ------             ------           ------          ------
    Total non-interest income                        983                842            1,909           1,764
                                                  ------             ------           ------          ------

Non-interest expense
  Salaries and related
    personnel costs                                2,543              2,023            5,220           4,072
  Occupancy and equipment expense                    740                553            1,432           1,125
  Federal deposit insurance
    premiums                                         148                331              288             640
  Data processing expense                            126                147              269             295
  Marketing expense                                  179                158              310             284
  State franchise taxes                              155                114              310             232
  Amortization of intangibles                         65                 55              131             110
  Other operating expenses                           920                849            1,783           1,605
                                                  ------             ------           ------          ------
    Total non-interest expense                     4,876              4,230            9,743           8,363
                                                  ------             ------           ------          ------

INCOME BEFORE INCOME TAXES                         2,045              1,370            3,957           2,537

Provision for income taxes                           752                505            1,453             956
                                                  ------             ------           ------          ------

NET INCOME                                      $  1,293           $    865         $  2,504        $  1,581
                                                  ======             ======           ======          ======

Earnings per share                              $   0.37           $   0.27         $   0.71        $   0.49
                                                  ======             ======           ======          ======

Weighted average shares
  outstanding                                  3,525,635          3,125,635        3,525,635       3,125,635
                                               =========          =========        =========       =========



See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                           Six Months Ended June 30,
                                              1997            1996
                                            --------          -------
                                                 (In thousands)
NET CASH PROVIDED (USED FOR) BY
  OPERATING ACTIVITIES                      $ 10,164        $  (8,449)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale  (5,053)          (9,122)
  Proceeds from sale of securities
    available for sale                        11,430           19,405
  Disbursement of loan proceeds              (94,524)        (118,420)
  Purchases of loans                         (40,464)         (33,584)
  Proceeds from loan repayments               78,757           59,599
  Proceeds from sale of loans                  1,950            4,915
  Purchases of mortgage-backed securities    (10,574)          (6,541)
  Proceeds from mortgage-backed securities
    principal repayments and maturities        5,278            3,607
  Proceeds from sale of real estate owned         79               41
  Purchase of premises and equipment          (2,671)          (1,588)
  Purchase of FHLB stock                      (1,012)            (156)
  Premium paid for credit card relationships     (10)            (296)
  Purchase of mortgage loan servicing rights    (340)            (445)
                                            --------          -------
    Net cash used for investing activities   (57,154)         (82,585)
                                            --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts              42,423           55,006
  Proceeds from borrowings                   187,656          120,650
  Repayment of borrowings                   (184,456)         (90,450)
                                            --------         --------
    Net cash provided by financing
    activities                                45,623           85,206
                                            --------          -------

Net change in cash and cash equivalents       (1,367)          (5,828)

Cash and cash equivalents at beginning
  of period                                   16,522           18,170
                                             -------          -------

Cash and cash equivalents at end
  of period                                 $ 15,155         $ 12,342
                                             =======          =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                $ 21,356         $ 16,873
    Income taxes                               1,063              895
  Transfer from loans receivable to
    other real estate                          2,018
  Loans securitized                            5,363

 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

     1. BASIS OF PRESENTATION

     The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries, MetroCapital Corporation and Metropolitan Savings Bank of Cleveland (the "Bank"), and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three and six month periods ended June 30, 1997 and 1996; (b) the financial condition at June 30, 1997 and December 31, 1996; and (c) the statement of cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full year. The annual report for Metropolitan for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.



2. ACCOUNTING POLICIES

SECURITIES: Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the carrying amount of securities sold adjusted for amortization of premium and accretion of discount, using the specific identification method.

LOANS: Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. Sales of loans are dependent upon various factors, including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements. At June 30, 1997 and December 31, 1996, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of sale.

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

A loan is classified as non-accrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments or when a determination is made to classify a loan as impaired). When a loan is placed on non-accrual status, unpaid interest is reversed. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

EARNINGS PER SHARE: In connection with the initial public offering of stock completed in October, 1996, the Board of Directors approved a 3,125,635-for-one stock split, effected in the form of a stock dividend during October, 1996. All per share information has been retroactively adjusted to reflect the effect of the stock dividend.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at June 30, 1997 and December 31, 1996 are as follows (In thousands):

                                        June 30, 1997
                               ----------------------------------------
                                           Gross      Gross
                              Amortized  Unrealized  Unrealized    Fair
                                COST       GAINS      LOSSES     VALUE
                               -------    --------   ---------   ------
Mutual funds                  $  1,707   $          $           $ 1,707
FNMA note                        5,003                    (51)    4,952
                               -------    --------   ---------   ------
   Total investment securities   6,710                    (51)    6,659
                               -------    --------   ---------   ------

Mortgage-backed securities      66,575         812       (105)   67,282
                               -------    --------   ---------   ------
   Totals                     $ 73,285   $     812  $    (156)  $73,941
                               =======    ========   =========   ======

                                          December 31, 1996
                               ----------------------------------------
                                           Gross      Gross
                              Amortized  Unrealized  Unrealized    Fair
                                COST       GAINS      LOSSES     VALUE
                               -------    --------   ---------   ------
U.S. Treasury securities      $  6,094   $      40   $    (69)  $ 6,065
Mutual funds                     2,009                            2,009
FNMA preferred stock             5,000         100                5,100
                               -------    --------   ---------   ------
   Total investment securities  13,103         140        (69)   13,174
                               -------    --------   ---------   ------

Mortgage-backed securities      55,719         954         (1)   56,672
                               -------    --------   ---------   ------
   Totals                     $ 68,822   $   1,094  $     (70)  $69,846
                               =======    ========   =========   ======

4. LOANS RECEIVABLE

The composition of the loan portfolio at June 30, 1997 and December 31, 1996 is as follows (In thousands):

                                           June 30,      December 31,
                                            1997             1996
                                           --------        --------
Real estate loans
  Construction loans
    Residential single family             $  85,222       $  61,735
    Commercial                               10,969           9,825
    Loans in process                        (44,119)        (31,758)
                                            -------        --------
      Construction loans, net                52,072          39,802
  Permanent loans
    Residential single family               121,742         114,758
    Residential apartments                  283,721         276,545
    Commercial                              139,633         135,635
    Other                                       327             137
                                           --------        --------
       Total real estate loans              597,495         566,877
Consumer loans                               57,947          54,179
Business and other loans                     37,651          23,508
                                           --------        --------
  Total loans                               693,093         644,564
Discounts on loans                             (898)           (560)
Deferred loan fees                           (2,720)         (2,336)
Allowance for losses on loans                (5,155)         (4,175)
                                           --------        --------

                                          $ 684,320       $ 637,493
                                          =========       =========

Activity in the allowance for losses on loans for the periods ended June 30, 1997 and 1996 is as follows (In thousands):

                                          Six Months Ended June 30,
                                            1997            1996
                                          --------         --------
Balance at the beginning of the period    $  4,175         $  2,765
Provision for loan losses                    1,170              686
Net charge-offs                               (190)             (14)
                                          --------         --------
Balance at the end of the period          $  5,155         $  3,437
                                          ========         ========

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at June 30, 1997 and December 31, 1996 is as follows (In thousands):

                                          June 30,     December 31,
                                            1997            1996
                                          --------       --------
Balance of impaired loans                  $   520        $ 3,495
Less portion for which no allowance
  for losses on loans is allocated              31          2,774
                                            ------         ------
Portion of impaired loans for which
  an allowance for loan losses is
  allocated                                $   489        $   721
                                            ======         ======

Portion of allowance for losses on
  loans allocated to the impaired
  loan balance                             $   369        $   241
                                            ======         ======

Information regarding impaired loans is as follows for the six months ended June 30, 1997 and the year ended December 31, 1996 (In Thousands):


                                           June 30,     December 31,
                                            1997            1996
                                          --------       --------
Average investment in impaired loans
  during the period                        $ 1,500        $  4,220
Interest income recognized during
  impairment                                    17              48
Interest income recognized on a
  cash basis during the period                  17              48

5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 1997 and December 31, 1996 are summarized as follows (In thousands):

                                           June 30,     December 31,
                                            1997            1996
                                          --------       --------
Mortgage loans underlying pass-through
  securities
  FNMA                                   $  143,046      $  134,568
Mortgage loan portfolios serviced for
  FHLMC                                     670,671         713,290
  FNMA                                      214,740         219,295
  Other                                      35,558          35,362
                                          ---------       ---------
    Total loans serviced for others      $1,064,015      $1,102,515
                                         ==========      ==========

Custodial balances maintained in connection with the foregoing loan servicing were approximately $14,096,000 and $12,895,000 at June 30, 1997 and December 31, 1996, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the six month periods ended June 30, 1997 and 1996 (In thousands):

                                          Six Months Ended June 30,
                                            1997            1996
                                          --------        --------
Balance at the beginning of the period    $  8,051        $  9,130
Acquired or originated                         462             618
Amortization                                  (950)         (1,055)
                                            ------          ------
Balance at the end of the period          $  7,563        $  8,693
                                            ======          ======

6. DEPOSITS

Deposits consist of the following (In thousands):

                                             June 30,      December 31,
                                               1997           1996
                                             --------      --------
Noninterest-bearing checking accounts        $ 35,264      $ 30,851
Interest-bearing checking accounts             39,794        39,364
Passbook savings and statement savings        171,742       176,430
Certificates of Deposit                       417,764       375,460
                                              -------      -------
                                             $664,564      $622,105
                                              =======       =======

At June 30, 1997, scheduled maturities of certificates of deposit are as follows (In thousands):


                  Year                                    Weighted  Average
                 Ended                  Amount              Interest Rate
                 -----                  ------              -------------
                  1997                 $159,132                 5.69%
                  1998                  196,967                 5.95
                  1999                   39,848                 6.17
                  2000                   17,149                 7.15
                  2001                    3,583                 5.92
               Thereafter                 1,085                 6.90
                                        -------
                                       $417,764                 5.93
                                        =======

7. OTHER BORROWINGS

Other borrowings consisted of the following at June 30, 1997 and December 31, 1996 (In thousands):


                                          June 30,      December 31,
                                            1997            1996
                                          --------      ------------
Federal Home Loan Bank Advances
  (5.8% and 5.5% at June 30, 1997
  and December 31, 1996, respectively)    $ 61,200        $ 59,500

Reverse repurchase agreements (5.6% and
  5.7% at June 30, 1997 and December 31,
  1996, respectively)                       25,000          23,500

Subordinated debt maturing December 31,
  2001 (10% fixed rate)                      4,874           4,874

Subordinated debt maturing January 1,
  2005 (9.625% fixed rate)                  14,000          14,000
                                          --------        --------

    Total                                 $105,074        $101,874
                                          ========        ========

     Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and first mortgage loans with an aggregate carrying value of $91,800,000 and $89,250,000 at June 30, 1997 and December 31, 1996, respectively.

     At June 30, 1997, scheduled payments on FHLB advances and reverse repurchase agreements are as follows (In thousands):


         Year                                         Weighted Average
        ENDED                       AMOUNT              INTEREST RATE
        -----                      -------            ----------------
         1997                      $45,200                  5.99%
         1998                       15,000                  5.40
         1999                       23,000                  5.55
         2001                        3,000                  6.15
                                    ------
                                   $86,200                  5.78
                                    ======


8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

As of June 30, 1997, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $17,878,000 and $49,695,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.375% to 16% and commitment periods up to one year. In addition, the Bank has firm commitments to sell loans totalling $3,533,000 and optional commitments to sell loans totalling $3,225,000.

At June 30, 1997 and December 31, 1996, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. At June 30, 1997, loans with a carrying value of $3,225,000 were held for sale in connection with outstanding purchase options. At December 31, 1996, loans with a carrying value of $6,409,841 were held for sale in connection with an outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.

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

Average Balances and Yields. The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans are considered in average loan balances. The average balances of mortgage-backed securities are presented at historical cost.


                                                        Three Months Ended June 30,
                                                   1997                                1996
                                        ---------------------------    ------------------------------
                                                         (Dollars in thousands)
                                        Average                   Average
                                        Balance    Interest    Rate    Balance     Interest       Rate
                                        -------    --------    ----    -------     --------       ----
Interest-earning assets:
Loans receivable                        $682,625   $ 15,124    8.86%   $554,494    $ 11,867       8.56%
Mortgage-backed securities
 available for sale                       68,706      1,119    6.51       38,857        651       6.70
Other                                     15,670        249    6.36       26,572        435       6.55
                                        --------   --------             --------   --------
Total interest-earning
  assets                                 767,001     16,492    8.60      619,923     12,953       8.36
                                                   --------                        --------
Nonearning assets                         39,967                          34,020
                                        --------                        --------
Total assets                            $806,968                        $653,943
                                        ========                        ========

Interest-bearing liabilities:
Deposits                                $627,070      8,351    5.34     $521,607      6,798       5.23
Other borrowings                          98,925      1,618    6.56       61,626      1,018       6.63
                                        --------   --------             --------   --------
Total interest-bearing
  liabilities                            725,995      9,969    5.51      583,233      7,816       5.38
                                                   --------                        --------
Noninterest-bearing
  liabilities                             49,337                          44,406
Shareholders' equity                      31,636                          26,304
                                        --------                        --------
Total liabilities and
  shareholders' equity                  $806,968                        $653,943
                                        ========                        ========
Net interest income                                $  6,523                        $  5,137
                                                   ========                        ========
Interest rate spread                                           3.09%                              2.98%
Net interest margin                                            3.40%                              3.31%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                             105.65%                          106.29%


                                                        Six Months Ended June 30,
                                                   1997                                1996
                                        ---------------------------    ------------------------------
                                                         (Dollars in thousands)
                                        Average                   Average
                                        Balance    Interest    Rate    Balance     Interest       Rate
                                        -------    --------    ----    -------     --------       ----
Interest-earning assets:
Loans receivable                        $673,497   $ 29,985     8.90%    $538,347   $ 23,323     8.66%
Mortgage-backed securities
 available for sale                       65,027      2,129     6.55       38,301      1,265     6.61
Other                                     16,464        501     6.09       21,720        683     6.29
                                         -------    -------               -------    -------
Total interest-earning
  assets                                 754,988     32,615     8.64      598,368     25,271     8.45
                                                    -------                          -------
Nonearning assets                         43,349                           36,781
                                         -------                          -------
Total assets                            $798,337                         $635,149
                                         =======                          =======

Interest-bearing liabilities:
Deposits                                $616,606     16,281     5.32     $507,053     13,345     5.31
Other borrowings                         104,350      3,373     6.52       61,624      2,104     6.89
                                         -------    -------               -------    -------
Total interest-bearing
  liabilities                            720,956     19,654     5.50      568,677     15,449     5.48
                                                    -------                          -------
Noninterest-bearing
  liabilities                             46,209                           40,480
Shareholders' equity                      31,172                           25,992
                                         -------                          -------
Total liabilities and
  shareholders' equity                  $798,337                         $635,149
                                         =======                          =======
Net interest income                                $ 12,961                         $  9,822
                                                    =======                           ======
Interest rate spread                                            3.14%                            2.97%
Net interest margin                                             3.43%                            3.28%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                             104.72%                          105.22%

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


                                          Three Months ended June 30,
                                                  1997 vs. 1996
                                             Increase  (Decrease)
                                       ---------------------------------
                                                    Change        Change
                                        Total       Due to        Due to
                                       Change       Volume         Rate
                                       ------       ------         ----
                                                (In thousands)
INTEREST INCOME ON:
  Loans receivable                    $ 3,257      $ 2,829        $ 428
  Mortgage-backed securities              468          486          (18)
  Other                                  (186)        (174)         (12)
                                        -----        -----          ---
   Total interest income                3,539      $ 3,141        $ 398
                                        -----        =====          ===
INTEREST EXPENSE ON:
  Deposits                              1,553        1,375          178
  Other borrowings                        600          617          (17)
                                        -----        -----          ---
   Total interest expense               2,153        1,992          161
                                        -----        =====          ===
Increase in net interest income       $ 1,386
                                        =====

                                          Six Months ended June 30,
                                                  1997 vs. 1996
                                             Increase  (Decrease)
                                       ---------------------------------
                                                    Change       Change
                                        Total       Due to       Due to
                                       Change       Volume        Rate
                                       ------       ------        ----
                                                (In thousands)
INTEREST INCOME ON:
  Loans receivable                    $ 6,662      $ 6,000       $ 662
  Mortgage-backed securities              864          875         (11)
  Other                                  (182)        (161)        (21)
                                        -----        -----         ---
   Total interest income                7,344      $ 6,714       $ 630
                                        -----        =====         ===
INTEREST EXPENSE ON:
  Deposits                              2,936        2,893          43
  Other borrowings                      1,269        1,375        (106)
                                        -----        -----        ----
   Total interest expense               4,205        4,268         (63)
                                        -----        =====        ====
Increase in net interest income       $ 3,139
                                        =====

RESULTS OF OPERATIONS

Net Income. Net income increased 49.5% to $1.3 million for the three months ended June 30, 1997 as compared to $865,000 for the second quarter, 1996. Net interest income and non-interest income increased $1.4 million and $141,000 respectively over the prior year period. These increases were partially offset by increases in both provision for loan losses and non-interest expense of $206,000 and $646,000 respectively for the second quarter.

Net income for the six month period ending June 30, 1997 increased 58.3% to $2.5 million from $1.6 million for the prior year period. This increase was the result of increases in net interest income of $3.1 million and non-interest income of $145,000. These increases were partially offset by increases in provision for loan losses of $484,000 and non-interest expense of $1.4 million.

Metropolitan's net interest margin increased nine basis points to 3.40% for the three month period ended June 30, 1997 as compared to 3.31% for the same period in 1996, primarily because the increased yield of interest earning assets exceeded the increased cost of interest-bearing liabilities. For the six month period ending June 30, 1997, net interest margin increased 15 basis points to 3.43% from 3.28% largely as a result of the increased yield on interest earning assets and a relatively stable cost paid on deposits and borrowings.

Interest Income. Total interest income increased 27.3% and 29.1% to $16.5 million and $32.6 million in the three and six month periods ended June 30, 1997, respectively, as compared to $13.0 million and $25.3 million in the same periods in 1996. This increase primarily resulted from a 23.7% and 26.2% increase in average interest-earning assets in the three and six month periods ended June 30, 1997. Increased loans and their related higher yields were the primary reason for the increase. The average balance of loans increased $128.1 million and $135.2 million for the two periods, respectively, which was a result of Metropolitan's consistent strategy of increasing assets as long as quality loans with acceptable yield and term characteristics are available. The weighted average yield on interest-earning assets increased to 8.60% and 8.64% during the three and six month periods ended June 30, 1997, respectively, as compared to 8.36% and 8.45% during the same periods in 1996.

Interest Expense. Total interest expense increased 27.6% and 27.2% to $10.0 million and $19.7 million for the three and six month periods ended June 30, 1997, respectively, as compared to $7.8 million and $15.4 million for the same periods in 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding for the three and six month periods ending June 30, 1997 compared to the same periods in 1996. In accordance with Metropolitan's strategy to fund its growth in assets primarily with deposits, the average balance of deposit accounts increased $105.5 million, or 20.2%, during the three months ended June 30, 1997 compared to 1996, and increased $109.6 million, or 21.6%, during the six months ended June 30, 1997 compared to 1996.

Due to an increase in the market interest rates paid for deposits and the changing mix of other borrowings, Metropolitan's cost of funds increased to 5.51% for the second quarter and 5.50% for the six months ended June 30, 1997 as compared to 5.38% and 5.48% in the same periods in 1996.

Provision for Loan Losses. The provision for loan losses increased $206,000 and $484,000 in the three and six month periods ended June 30, 1997, respectively. While net charge-offs to average loans for the six months ended June 30, 1997 were only 0.06%, management increased the provision for loan losses due to continued loan growth. Non-performing loans as a percentage of total loans declined to 0.34% at June 30, 1997, as compared to 0.80% at December 31, 1996. The allowance for losses on loans at June 30, 1997 was $5.2 million or 0.74% of total loans, as compared to $4.2 million, or 0.64% of total loans, at December 31, 1996. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Non-Interest Income. Total non-interest income increased 16.7% and 8.2% to $1.0 million and $1.9 million in the three and six months ended June 30, 1997 as compared to $842,000 and $1.8 million in the same periods in 1996. The following table sets forth Metropolitan's non-interest income for the periods indicated:



                                 Three Months ended June 30,      Six Months ended June 30,
                                     1997      1996                  1997           1996
                                     ----      ----                  ----           ----
                                                       (In thousands)

Loan servicing income, net          $ 309     $ 319                  604         $  633
Gain on sale of loans                 146       (67)                 212             36
Loan option income                     75       298                  123            406
Gain on sale of securities, net                                       89
Other operating income                453       292                  881            689
                                      ---       ---                  ---          -----
 Total                              $ 983     $ 842               $1,909         $1,764
                                      ===       ===                =====          =====


Net loan servicing income decreased 3.1% to $309,000 in the three month period ended June 30, 1997 and 4.6% to $604,000 for the six month period ended June 30, 1997 as compared to the same periods in 1996. The main reason for this decline was the reduction in the portfolio being serviced for others to $1,064,000,000 from $1,136,000,000 at June 30, 1996. This decrease was due to the normal runoff experienced in the loan portfolio over the past year. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Gain on sale of loans was $146,000 and $212,000 in the three and six month periods ended June 30, 1997, as compared to $(67,000) and $36,000 during the same periods in 1996. This income was dependent upon the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by prevailing interest rates. As such, the primary reason for the gain in the second quarter, 1997 was the sale of a multifamily loan held for sale resulting in a gain of $93,000. Other loan sales comprised the remaining portion of this amount. The loss that was incurred in the second quarter, 1996 was the result of loan sales made in a rising interest rate environment.

Loan option income was $75,000 and $123,000 in the three and six month periods ended June 30, 1997, respectively, as compared to $298,000 and $406,000 in each of the same periods in 1996. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee in income.

Net gain on sale of securities in the six months ended June 30, 1997 was $89,000. This gain was the result of the sale of $5.0 million of Federal National Mortgage Association ("FNMA") preferred stock and the sale of $6.0 million of U.S. Treasury Notes from the liquidity portfolio.

Other noninterest income increased $161,000 and $192,000 in the three and the six month periods ended June 30, 1997, compared to the same periods in the previous year. This increase was primarily due to increased fee income earned on investment services, rental income at retail sales office locations, and various fee income from consumer checking, commercial checking, and credit cards due to increased business levels.

Non-Interest Expense. Total non-interest expense increased to $4.9 million and $9.7 million in the three and six month periods ended June 30, 1997, respectively, as compared to $4.2 million and $8.4 million for the same periods in 1996. The following table sets forth Metropolitan's non-interest expense for the periods indicated:


                                   Three Months ended June 30,        Six Months ended June 30,
                                        1997         1996              1997        1996
                                        ----         ----              ----        ----
                                                    (In thousands)

Salaries and related personnel costs  $ 2,543       $ 2,023           $ 5,220     $4,072
Occupancy and equipment expense           740           553             1,432      1,125
Federal deposit insurance premiums        148           331               288        640
Data processing expense                   126           147               269        295
Marketing expense                         179           158               310        284
State franchise tax                       155           114               310        232
Amortization of intangibles                65            55               131        110
Other operating expenses                  920           849             1,783      1,605
                                        -----         -----             -----      -----
 Total                                $ 4,876       $ 4,230           $ 9,743    $ 8,363
                                        =====         =====             =====      =====


Personnel related expenses increased $520,000 and $1.1 million, which represented 80.5% and 83.2% of the increase in total non-interest expense in the three and six month periods ended June 30, 1997, respectively, over the same periods in 1996. The increase was primarily a result of having two additional full service retail sales offices open in the 1997 periods, incentive payments for loan production, and the addition to staff in various departments.

Occupancy costs increased $187,000 and $307,000, in the three and six month periods ended June 30, 1997, respectively, over the same periods in 1996. These increases are generally the result of additional full service retail sales offices, remodeling of certain other retail sales offices, and expanded space at the corporate headquarters office.

Federal deposit insurance premium expense decreased $183,000 and $412,000 in the three and six month periods ending June 30, 1997 as compared to the same periods in 1996. These declines in expense are the result of reductions in assessment rates made possible by the recapitalization of the Savings Association Insurance Fund which occurred in September, 1996.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $71,000 and $178,000, in the three and six month periods ended June 30, 1997, respectively, over the same periods in 1996. This increase was generally the result of increases in legal and accounting fees and credit card fees.

Provision for Income Taxes. The provision for income taxes increased $247,000 and $497,000 for the three and six month periods ended June 30, 1997, respectively as compared to the same periods in 1996. The primary reason for the increase in the provision was the increased levels of income over the prior year.

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



                                             June 30,        December 31,
                                               1997              1996
                                               ----              ----
                                                (Dollars in thousands)

Non-accrual loans                             $2,032            $4,923
Loans past due greater than
  90 days or impaired, still accruing            340               271
                                               -----             -----
Total non-performing loans                     2,372             5,194
Real estate owned                              1,999               177
                                               -----             -----
Total non-performing assets                   $4,371            $5,371
                                               =====             =====
Allowance for losses on loans                 $5,155            $4,175
                                               =====             =====

Non-performing loans to total loans             0.34%             0.80%
Non-performing assets to total assets           0.53%             0.70%
Net charge-offs to average loans                0.06%(1)           0.04%
Provision for loan losses to
  average loans                                 0.35%(1)           0.28%
Allowance for losses on loans to
  total non-performing loans at
  end of period                               117.94%            77.73%
Allowance for losses on loans to
  total loans at end of period                  0.74%             0.64%

(1) Annualized for comparative purposes.

Non-performing assets at June 30, 1997 decreased $1.0 million, or 18.6% to $4.4 million as compared to $5.4 million at December 31, 1996. The primary reason for this decline was the full recovery at sheriff's sale on one commercial real estate loan for approximately $952,000.

Non-performing loans include $520,000 and $3.5 million of loans at June 30, 1997 and December 31, 1996, respectively, considered by management to be impaired. The circumstances and trends associated with these loans have been included in management's consideration of the adequacy of the allowance for losses on loans.

FINANCIAL CONDITION

Total assets amounted to $821.3 million at June 30, 1997, as compared to $769.1 million at December 31, 1996, an increase of $52.2 million, or 6.8%. The increase in assets was funded primarily with deposit growth of $42.5 million.

Securities available for sale decreased $6.5 million, or 49.5%, to $6.7 million. The decline was primarily due to the sale of $6.0 million of U.S. Treasury notes in the first quarter.

Mortgage-backed securities increased $10.6 million, or 18.7%, to $67.3 million compared to December 31, 1996. The increase was due to the purchase of $10.4 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities to meet regulatory liquidity requirements and the securitization of $5.4 million of originated mortgage loans, also with FHLMC.

Loans receivable, including loans held for sale, increased $42.8 million, or 6.6% to $689.2 million at June 30, 1997. This increase was consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Real estate owned increased from $177,000 to $2.0 million from December 31, 1996 to June 30, 1997. This increase was the result of the foreclosures of one retail strip shopping center and one office condominium complex during the six month period ended June 30, 1997.

Prepaid expenses and other assets increased $1.7 million, or 35.6%, from December 31, 1996 to June 30, 1997. This increase was primarily the result of a $1.0 million limited partnership investment in mortgage servicing and a $344,000 increase in prepaid expenses.

Deposits totalled $664.6 million at June 30, 1997, an increase of $42.5 million, or 6.8%, over the balance at December 31, 1996. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, and increased custodial checking balances.

Other liabilities increased $6.5 million or 95.6% from December 31, 1996 to June 30, 1997. The increase was the result of funds held on behalf of mortgage customers for payment of real estate taxes and hazard insurance and increased escrow balances due to greater funding loan volume.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 5%. The Bank's liquidity ratio for June 1997 was 5.75%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At June 30, 1997, the Corporation, excluding the Bank, had cash and readily convertible investments of $2.2 million.

Metropolitan's liquidity, represented by cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized as follows (In thousands):


                                               Six Months Ended June 30,
                                               -------------------------
                                                   1997         1996
                                                   ----         ----

Net cash provided(used for) by
 operating activities                          $  10,164     $  (8,449)
Net cash used for investing
 activities                                      (57,154)      (82,585)
Net cash provided by
  financing activities                            45,623        85,206
                                                --------      --------
Net change in cash and
  cash equivalents                                (1,367)       (5,828)
Cash and cash equivalents
  at beginning of period                          16,522        18,170
                                                --------      --------
Cash and cash equivalents
  at end of period                             $  15,155     $  12,342
                                                ========      ========

Cash provided or used by operating activities is determined largely by changes in the level of loans held for sale. The level of loans held for sale depends on the level of loan originations and the time until an investor funds the purchase of the loan from the Bank.

Cash provided from investing activities consists primarily of principal payments on loans and mortgage-backed securities. The level of these payments increases and decreases depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancings and mortgage repayments. During the six months ended June 30, 1997 and 1996, net cash was used in investing activities, primarily to fund and purchase new loans.

Cash provided from financing activities consists primarily of increased deposits but also includes wholesale borrowings like FHLB advances and reverse repurchase agreements.

At June 30, 1997, $69.6 million, or 10.5%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

Metropolitan's total deposits also have increased due to the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. Of the total certificate of deposit balance, $75.3 million, or 11.3% of Metropolitan's total deposits were held by these individuals and entities. Of that amount, $8.1 million were in the form of certificates of deposit of $100,000 and over. These deposits typically have balances of $90,000 to $100,000, a term of one year or more, and are not accepted through brokers.

Metropolitan has access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $81.8 million at June 30, 1997, of which $61.2 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowing capacity for reverse repurchase agreements of approximately $44.2 million at June 30, 1997, of which $25.0 was utilized.

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

The Bank's regulatory capital ratios at June 30, 1997 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                                  Tangible Capital            Core Capital            Risk-based Capital
                                  ----------------            ------------            ------------------
                                                         (Dollars In Thousands)
Capital amount
  Actual                           $44,938     5.52%         $45,319       5.56%         $49,259         8.36%
  Required                          12,220     1.50           32,603       4.00           47,163         8.00
                                    ------                    ------                      ------
  Excess                           $32,718     4.02%         $12,716       1.56%         $ 2,096         0.36%
                                    ======                    ======                      ======

Metropolitan anticipates that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The Corporation maintains a $4.0 million line of credit with the Huntington National Bank which it could access to make future contributions to the capital of the Bank. At June 30, 1997, there was no outstanding balance under the line of credit. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.

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

Presented below, as of June 30, 1997 and December 31, 1996, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.


                               JUNE 30, 1997               DECEMBER 31, 1996
                               -------------               -----------------
  Changes in
Interest Rate       Board Limit    Change in   % Change    Change in  % Change
(basis points)       % Change        NPV        in NPV       NPV        in NPV
-------------       -----------    ---------   --------    ---------  --------
                             (Dollars in thousands)

    +400              (75)%       $(25,647)     (39)%     $(26,596)    (44)%
    +300              (50)         (20,582)     (31)       (19,790)    (33)
    +200              (25)         (12,137)     (19)       (12,853)    (21)
    +100              (10)          (5,815)      (9)        (6,302)    (10)
    -100              (10)           5,420        8          6,294      10
    -200              (25)          11,686       18         14,644      24
    -300              (50)          21,883       33         26,402      44
    -400              (75)          35,629       54         40,742      68

As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than interest rates earned on assets because deposits generally have shorter periods to repricing. In addition, the fixed rate assets in portfolio will only reprice as the loans are repaid and new loans at higher rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames. At June 30, 1997 and December 31, 1996, the Bank was within the Board established limits for various changes in interest rates and the Bank's level of sensitivity to rising rates is relatively unchanged.

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

ACCOUNTING DEVELOPMENTS

In June, 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners. This Statement is effective for fiscal years beginning after December 15, 1997. The Corporation expects SFAS No. 130 to have no effect on its financial position other than changes in financial presentation classifications.

Also in June, 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the presentation of information about operating segments in financial statements including interim financial statements to shareholders. Under SFAS No. 131, financial information is to be reported on the basis that it is used internally for evaluating segment performance and asset allocation. This Statement is effective for fiscal years beginning after December 15, 1997. Similar to SFAS No. 130, the Corporation expects SFAS No. 131 to have no effect on its financial position other than changes in financial presentation classifications.

In March 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. Basic EPS includes no dilution and is computed by dividing net income by weighted average shares outstanding. SFAS No. 128 is effective for financial statements for both interim and annual reports ending after December 15, 1997. The Corporation expects SFAS No. 128 to have no effect on its earnings per share calculation, other than changing terminology.

Effective January 1, 1997, Metropolitan adopted the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial components approach that focuses on control. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 applied prospectively. SFAS No. 125 supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 125 expands the requirements of SFAS No. 122 by introducing the concept of adequate compensation into the determination of the value of the servicing assets. Adoption of SFAS No. 125 has not materially effected the comparability of results among years.

PART II.                      OTHER INFORMATION

Items 1,2,3, and 5 are not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the shareholders of Metropolitan Financial Corp. was held on May 20, 1997, at 11:00 (the "Annual Meeting") at 6001 Landerhaven Drive, Mayfield Heights, Ohio.

(b) At the Annual Meeting, the shareholders of Metropolitan considered and voted upon proposals to (i) elect Lois K. Goodman, Marguerite B. Humphrey, and Alfonse M. Mattia as directors of Metropolitan to serve for the term expiring at the Annual Meeting of Shareholders to be held in the year 2000, and (ii) to ratify the appointment of Crowe, Chizek, and Company LLP as independent auditors for the fiscal year ending December 31, 1997. The shares represented at the Annual Meeting in person or by proxy were voted as follows with respect to each of the proposals:


PROPOSAL                                     FOR              AGAINST           WITHHELD            NON-
                                                                                                     VOTES

Election of Directors
 Lois K. Goodman                          3,479,830               0               4,700              41,105
 Marguerite B. Humphrey                   3,479,830               0               4,700              41,105
 Alfonse M. Mattia                        3,479,830               0               6,700              41,105

PROPOSAL                                     FOR              AGAINST         ABSTENTIONS             NON-
                                                                                                     VOTES

Ratification of
 appointment of Crowe,
 Chizek and Company LLP                   3,477,895           4,000              2,635               41,105


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits
        Exhibit
        Number    Description
        ------    -----------

          3.1 Amended and Restated Articles of Incorporation of Metropolitan Financial Corp. (filed as Exhibit 2 to Metropolitan's Form 8-A filed October 15, 1996 and incorporated herein by reference).

          3.2 Amended and Restated Code of Regulations of Metropolitan Financial Corp. (filed as Exhibit 3 to Metropolitan's Form 8-A filed October 15, 1996 and incorporated herein by reference).

          27      Financial Data Schedule(1)

          b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first six months of 1997.


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

                                         METROPOLITAN FINANCIAL CORP.



                                     By:     /s/ David G. Lodge
                                        ---------------------------------------
                                        David G. Lodge,
                                        President (principal financial
                                        and accounting officer)

                                     Date:  August 14, 1997