Form 10-Q
period 1997-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1997-11-14
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


     (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.
                                    --------------------

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________


Commission file number            000-21553
                       --------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           OHIO                                                 34-1109469
----------------------------                                ----------------
(State or Other Jurisdiction                                (I.R.S. Employer
Incorporation of Organization)                              Identification No.)

              6001 LANDERHAVEN DRIVE, MAYFIELD HEIGHTS, OHIO   44124
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)       (Zip Code)

                                 (440) 646-1111
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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
Yes  X  No
    ---    ---

     As of November 12, 1997, there were 3,525,635 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS
                                -----------------

        PART I. FINANCIAL INFORMATION                                       PAGE


         Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition as of
         September 30, 1997 and December 31, 1996                           3

         Consolidated Statements of Operations for the three
         and nine months ended September 30, 1997 and 1996                  4

         Condensed Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1997 and 1996                  5

         Notes to Consolidated Financial Statements                        6-12

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               13-27



        PART II.   OTHER INFORMATION                                        28


        SIGNATURES                                                          29

     PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                 (in thousands)


                                                           SEPT. 30, 1997   DEC. 31, 1996
                                                           --------------   -------------
ASSETS
Cash and cash equivalents                                    $   14,455      $   16,522
Securities available for sale (Note 3)                           11,478          13,174
Mortgage-backed securities (Note 3)                             154,012          56,672
Loans held for sale                                               5,243           8,973
Loans receivable, net (Note 4)                                  635,829         637,493
Federal Home Loan Bank stock, at cost                             5,254           3,989
Accrued interest receivable                                       5,495           4,791
Premises and equipment, net                                      13,552          11,332
Real estate owned, net                                            1,999             177
Cost in excess of fair value of net
   assets acquired                                                3,052           3,239
Cost of loan servicing rights (Note 5)                            8,856           8,051
Prepaid expenses and other assets                                 6,347           4,663
                                                             ----------      ----------
   Total assets                                              $  865,572      $  769,076
                                                             ==========      ==========

LIABILITIES
Deposits (Note 6)                                            $  686,816      $  622,105
Other borrowings (Note 7)                                       131,443         101,874
Accrued interest payable                                          2,811           4,120
Official checks                                                   3,490           3,882
Other liabilities                                                 6,101           6,851
                                                             ----------      ----------
   Total liabilities                                            830,661         738,832
                                                             ----------      ----------

SHAREHOLDERS' EQUITY
Common stock, no par value, 10,000,000 shares
authorized, 3,525,635 shares issued and outstanding
Additional paid-in capital                                       11,101          11,101
Retained earnings                                                22,460          18,467
Unrealized gain on securities available for sale,                 1,350             676
net of tax                                                   ----------      ----------

   Total shareholders' equity                                    34,911          30,244
                                                             ----------      ----------
     Total liabilities & shareholders'                       $  865,572      $  769,076
      equity                                                 ==========      ==========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             1997             1996               1997            1996
                                                             ----             ----               ----            ----
INTEREST INCOME
  Interest and fees on loans                             $    15,029      $    13,427       $    45,014      $    36,750
  Interest on mortgage-backed securities                       2,178              700             4,307            1,965
  Interest and dividends on other investments                    333              268               834              951
                                                         -----------      -----------       -----------      -----------
    Total interest income                                     17,540           14,395            50,155           39,666
                                                         -----------      -----------       -----------      -----------

INTEREST EXPENSE
  Interest on deposits                                         8,698            7,164            24,980           20,508
  Interest on other borrowings                                 1,859            1,455             5,231            3,560
                                                         -----------      -----------       -----------      -----------
    Total interest expense                                    10,557            8,619            30,211           24,068
                                                         -----------      -----------       -----------      -----------

NET INTEREST INCOME                                            6,983            5,776            19,944           15,598
Provision for loan losses                                        585              650             1,755            1,335
                                                         -----------      -----------       -----------      -----------
Net interest income after provision for loan losses            6,398            5,126            18,189           14,263
                                                         -----------      -----------       -----------      -----------

NON-INTEREST INCOME
  Loan servicing income, net                                     350              307               954              940
  Gain on sale of loans                                          128              105               340              141
  Loan option income                                             141              114               264              520
  Gain on sale of securities, net                                                                    89
  Other operating income                                         500              453             1,381            1,141
                                                         -----------      -----------       -----------      -----------
    Total non-interest income                                  1,119              979             3,028            2,742
                                                         -----------      -----------       -----------      -----------

NON-INTEREST EXPENSE
  Salaries and related personnel costs                         2,666            2,263             7,899            6,335
  Occupancy and equipment expense                                813              645             2,254            1,770
  Federal deposit insurance premiums                             153            3,280               441            3,920
  Data processing expense                                         81              155               350              450
  Marketing expense                                              222              214               532              498
  State franchise taxes                                          155              114               465              346
  Amortization of intangibles                                     66               50               197              160
  Other operating expenses                                     1,005            1,029             2,766            2,634
                                                         -----------      -----------       -----------      -----------
    Total non-interest expense                                 5,161            7,750            14,904           16,113
                                                         -----------      -----------       -----------      -----------

INCOME BEFORE INCOME TAXES                                     2,356           (1,645)            6,313              892

Provision for income taxes                                       867             (516)            2,320              440
                                                         -----------      -----------       -----------      -----------

NET INCOME                                               $     1,489      $    (1,129)      $     3,993      $       452
                                                         ===========      ===========       ===========      ===========

Earnings per share                                       $      0.42      $     (0.35)      $      1.13      $      0.14
                                                         ===========      ===========       ===========      ===========

Weighted average shares outstanding                        3,525,635        3,125,635         3,525,635        3,125,635
                                                         ===========      ===========       ===========      ===========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                  Nine Months Ended September 30,

                                                                                      1997            1996
                                                                                      ----            ----

NET CASH (USED FOR) OPERATING ACTIVITIES                                            $ (13,560)      $  (1,647)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of securities available for sale                                           (5,077)       (117,191)
  Proceeds from sale of securities available for sale                                  11,430         127,459
  Disbursement of loan proceeds                                                      (163,098)       (195,109)
  Purchases of loans                                                                  (60,855)        (44,071)
  Purchases of mortgage-backed securities                                             (10,574)         (8,705)
  Proceeds from loan principal repayments                                             136,367         109,246
  Proceeds from sale of loans                                                           1,950           4,915
  Proceeds from mortgage-backed securities principal repayments and maturities         11,974           5,426
  Proceeds from sale of real estate owned                                                  79              41
  Purchase of premises and equipment                                                   (3,025)         (3,761)
  Purchase of FHLB stock                                                               (1,012)           (157)
  Premium paid for credit card relationships                                              (10)
  Purchase of mortgage loan servicing rights                                             (881)           (828)
                                                                                    ---------       ---------
    Net cash used for investing activities                                            (82,732)       (122,735)
                                                                                    =========       =========

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                       64,656          81,006
  Proceeds from borrowings                                                            339,133         224,350
  Repayment of borrowings                                                            (309,564)       (180,800)
                                                                                    ---------       ---------
    Net cash provided by financing activities                                          94,225         124,556
                                                                                    =========       =========

Net change in cash and cash equivalents                                                (2,067)            174

Cash and cash equivalents at beginning of period                                       16,522          18,170
                                                                                    ---------       ---------

Cash and cash equivalents at end of period                                          $  14,455       $  18,344
                                                                                    =========       =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                        $  31,520       $  24,941
    Income taxes                                                                        1,101           1,587
Transfer from loans receivable to other real estate                                     1,955           1,326
Loans securitized                                                                      98,359

 See notes to consolidated financial statements.

             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries, MetroCapital Corporation and Metropolitan Savings Bank of Cleveland (the "Bank"), and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three and nine month periods ended September 30, 1997 and 1996; (b) the financial condition at September 30, 1997 and December 31, 1996; and (c) the statement of cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year. The annual report for Metropolitan for the year ended December 31, 1996, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

LOANS: Loans receivable are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. Sales of loans are dependent upon various factors, including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements. At September 30, 1997 and December 31, 1996, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of sale.

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

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at September 30, 1997 and December 31, 1996 are as follows (In thousands):


                                                              SEPTEMBER 30, 1997
                                                              ------------------
                                             Amortized   Gross Unrealized   Gross Unrealized           Fair
                                                Cost           Gains             Losses               Value
                                                ----           -----             ------               -----
Mutual funds                                   $ 1,732                                           $    1,732
FNMA Note                                        5,001             5                                  5,006
Municipal Revenue Bond                           4,740                                                4,740
                                              --------         -----                               --------
   Total investment securities                  11,473             5                                 11,478
Mortgage-backed securities                     151,905         2,185              (78)              154,012
                                              --------         -----              ---              --------
   Total                                      $163,378         2,190              (78)             $165,490
                                              ========         =====              ====              =======


                                                                 DECEMBER 31, 1996
                                                                 -----------------
                                         Amortized      Gross Unrealized   Gross Unrealized         Fair
                                            Cost              Gains              Losses             Value
                                            ----              -----              ------             -----
U. S. Treasury securities                 $ 6,094                 40                (69)            $ 6,065
Mutual funds                                2,009                                                     2,009
FNMA Preferred Stock                        5,000                100                                  5,100
                                          -------              -----                ---             -------
   Total investment securities             13,103                140                (69)             13,174
Mortgage-backed securities                 55,719                954                 (1)             56,672
                                          -------              -----                ---             -------
   Total                                  $68,822              1,094                (70)            $69,846
                                          =======            =======            =======             =======


4. LOANS RECEIVABLE

The composition of the loan portfolio at September 30, 1997 and December 31, 1996 is as follows (In thousands):


                                   SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                   ------------------     -----------------
Real estate loans
   Construction loans
      Residential single family             $  94,665             $  61,735
      Commercial                               11,100                 9,825
      Loans in process                        (47,452)              (31,758)
                                            ---------             ---------
         Construction loans, net               58,313                39,802
   Permanent loans
      Residential single family               129,565               114,758
      Residential apartments                  185,346               276,545
      Commercial                              160,489               135,635
      Other                                       456                   137
                                            ---------             ---------
         Total real estate loans              534,169               566,877
Consumer loans                                 65,795                54,179
Business and other loans                       45,728                23,508
                                            ---------             ---------
         Total loans                          645,692               644,564
Discounts on loans                             (1,187)                 (560)
Deferred loan fees                             (3,258)               (2,336)
Allowance for losses on loans                  (5,418)               (4,175)
                                            ---------             ---------
                                            $ 635,829             $ 637,493
                                            =========             =========

Activity in the allowance for losses on loans for the periods ended September 30, 1997 and 1996 is as follows (In thousands):


                                                 Nine Months Ended September 30,
                                                    1997                1996
                                                    ----                ----

Balance at the beginning of the period            $ 4,175             $ 2,765
Provision for loan losses                           1,755               1,335
Net charge-offs                                      (512)                (47)
                                                  -------             -------
Balance at the end of the period                  $ 5,418             $ 4,053
                                                  =======             =======

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at September 30, 1997 and December 31, 1996 is as follows (In thousands):


                                             September 30,      December 31,
                                                 1997              1996
                                                 ----              ----
Balance of impaired loans                      $  351            $3,495
Less portion for which no allowance
  for losses on loans is allocated                111             2,774
                                               ------            ------
Portion of impaired loans for which
  an allowance for loan losses is
  allocated                                    $  240            $  721
                                               ======            ======

Portion of allowance for losses on
  loans allocated to the impaired
  loan balance                                 $  180            $  241
                                               ======            ======

Information regarding impaired loans is as follows for the nine months ended September 30, 1997 and the year ended December 31, 1996 (In thousands):


                                             September 30,      December 31,
                                                 1997               1996
                                                 ----               ----
Average investment in impaired loans
 during the period                              $1,152            $4,220
Interest income recognized during
 impairment                                         17                48
Interest income recognized on a
 cash basis during the period                       17                48

5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1997 and December 31, 1996 are summarized as follows (In thousands):


                                            September 30,         December 31,
                                                1997                  1996
                                             ----------            ----------
Mortgage loans underlying pass-through
  securities
  FNMA                                      $   229,604            $  134,568
Mortgage loan portfolios serviced for
  FHLMC                                         668,028               713,290
  FNMA                                          236,211               219,295
  Other                                          34,202                35,362
                                             ----------            ----------
    Total loans serviced for others          $1,168,045            $1,102,515
                                             ==========            ==========

Custodial balances maintained in connection with the foregoing loan servicing were approximately $18,355,000 and $12,895,000 at September 30, 1997 and December 31, 1996, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the nine month periods ended September 30, 1997 and 1996 (In thousands):


                                                 Nine Months Ended September 30,
                                                    1997                1996
                                                    ----                ----
Balance at the beginning of the period            $ 8,051             $ 9,130
Acquired or originated                              2,232                 618
Amortization                                       (1,427)             (1,055)
                                                  -------             -------
Balance at the end of the period                  $ 8,856             $ 8,693
                                                  =======             =======

6. DEPOSITS

Deposits consist of the following (In thousands):


                                               September 30,        December 31,
                                                    1997                1996
                                                    ----                ----

Noninterest-bearing checking accounts             $ 40,306            $ 30,851
Interest-bearing checking accounts                  39,771              39,364
Passbook savings and statement savings             166,515             176,430
Certificates of Deposit                            440,224             375,460
                                                  --------            --------
                                                  $686,816            $622,105
                                                  ========            ========

At September 30, 1997, scheduled maturities of certificates of deposit are as follows (In thousands):


                Year                              Weighted  Average
                Ended            Amount             Interest Rate
                -----            ------             -------------
                1997            $ 90,801               5.63%
                1998             270,796               5.94
                1999              55,660               6.17
                2000              18,204               7.11
                2001               3,524               5.77
          Thereafter               1,239               5.98
                                --------
                                $440,224               5.95
                                ========               ====

7. OTHER BORROWINGS

Other borrowings consisted of the following at September 30, 1997 and December 31, 1996 (In thousands):


                                                   September 30,    December 31,
                                                       1997            1996
                                                       ----            ----
Federal Home Loan Bank Advances
  (6.1% and 5.5% at September 30, 1997
  and December 31, 1996, respectively)               $ 69,700        $ 59,500

Reverse repurchase agreements (5.7% and
  5.7% at September 30, 1997 and December 31,
  1996, respectively)                                  42,869          23,500

Subordinated debt maturing December 31,
  2001 (10% fixed rate)                                 4,874           4,874

Subordinated debt maturing January 1,
  2005 (9.625% fixed rate)                             14,000          14,000
                                                     --------        --------

    Total                                            $131,443        $101,874
                                                     ========        ========

         Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and residential first mortgage loans with an aggregate carrying value of $104,550,000 and $89,250,000 at September 30, 1997 and December 31, 1996,
respectively.

         At September 30, 1997, scheduled payments on FHLB advances and reverse repurchase agreements are as follows (In thousands):


                Year                              Weighted Average
               Ended             Amount             Interest Rate
               -----             ------             -------------
                1997            $ 50,569               6.24%
                1998              15,000               5.40
                1999              23,000               5.64
                2001               3,000               6.15
          Thereafter              21,000               5.85
                                --------               ----
                                $112,569               5.93
                                ========               ====


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

As of September 30, 1997, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $21,754,000 and $47,367,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.125% to 16% and commitment periods up to one year. In addition, the Bank has firm commitments to sell loans totaling $10,268,000 and optional commitments to sell loans totaling $644,000.

At September 30, 1997 and December 31, 1996, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. At September 30, 1997, loans with a carrying value of $644,000 were held for sale in connection with outstanding purchase options. At December 31, 1996, loans with a carrying value of $6,410,000 were held for sale in connection with outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.

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


                                                                        Three Months Ended September 30,
                                                                 1997                                          1996
                                                 ------------------------------------        -------------------------------------
                                                                              (Dollars in thousands)

                                                 Average                                     Average
                                                 Balance         Interest        Rate        Balance          Interest        Rate
                                                 -------         --------        ----        -------          --------        ----

Interest-earning assets:
Loans receivable                               $ 651,525         $ 15,029        9.23%       $603,789          $ 13,427        8.90%
Mortgage-backed securities
 available for sale                              125,345            2,178        6.95          41,601               700       6.73
Other                                             19,340              333        6.89          16,857               268       6.36
                                                --------         --------                    --------          --------
Total interest-earning
  assets                                         796,210           17,540        8.81         662,247            14,395       8.69
                                                                   ------                                        ------
Nonearning assets                                 46,105                                       40,366
                                                --------                                     --------
Total assets                                   $ 842,315                                     $702,613
                                                 =======                                      =======

Interest-bearing liabilities:
Deposits                                       $ 642,115            8,698        5.37        $540,225             7,164       5.28
Other borrowings                                 113,665            1,859        6.49          87,320             1,455       6.63
                                                --------          -------                    --------           -------
Total interest-bearing
  liabilities                                    755,780           10,557        5.60         627,545             8,619       5.46
                                                                   ------                                       -------
Noninterest-bearing
  liabilities                                     52,833                                       49,416
Shareholders' equity                              33,702                                       25,652
                                                --------                                     --------
Total liabilities and
  shareholders' equity                         $ 842,315                                     $702,613
                                                 =======                                      =======
Net interest income                                               $ 6,983                                       $ 5,776
                                                                   ======                                        ======
Interest rate spread                                                             3.21%                                        3.23%
Net interest margin                                                              3.51%                                        3.49%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    105.35%                                      105.53%



                                                                        Nine Months Ended September 30,
                                                                 1997                                           1996
                                                -------------------------------------        ---------------------------------------
                                                                               (Dollars in thousands)

                                                Average                                      Average
                                                Balance         Interest        Rate         Balance          Interest        Rate
                                                -------         --------        ----         -------          --------        ----
Interest-earning assets:
Loans receivable                               $ 666,093         $ 45,014        9.01%       $560,161          $ 36,750       8.75%
Mortgage-backed securities
 available for sale                               85,354            4,307        6.73          39,401             1,965       6.65
Other                                             18,649              834        5.96          20,099               951       6.31
                                                --------         --------                    --------          --------
Total interest-earning
  assets                                         770,096           50,155        8.68         619,661            39,666       8.53
                                                                   ------                                        ------
Nonearning assets                                 43,061                                       37,976
                                                --------                                     --------
Total assets                                   $ 813,157                                     $657,637
                                                 =======                                      =======

Interest-bearing liabilities:
Deposits                                       $ 625,202           24,980        5.34        $518,191            20,508       5.29
Other borrowings                                 107,489            5,231        6.51          70,252             3,560       6.77
                                                 -------          -------                    --------           -------
Total interest-bearing
  liabilities                                    732,691           30,211        5.51         588,443            24,068       5.46
                                                                   ------                                        ------
Noninterest-bearing
  liabilities                                     48,359                                       43,316
Shareholders' equity                              32,107                                       25,878
                                                --------                                     --------
Total liabilities and
  shareholders' equity                         $ 813,157                                     $657,637
                                                 =======                                      =======
Net interest income                                               $19,944                                      $ 15,598
                                                                   ======                                       =======
Interest rate spread                                                             3.17%                                       3.07%
Net interest margin                                                              3.45%                                       3.36%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    105.11%                                      105.31%


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


                                        Three Months ended September 30,
                                                1997 vs. 1996
                                              INCREASE (DECREASE)
                                        --------------------------------
                                                     Change        Change
                                        Total        Due to         Due to
                                        Change       Volume         Rate
                                        ------       ------         ----
                                                  (In thousands)

INTEREST INCOME ON:
  Loans receivable                     $1,602        $1,088        $  514
  Mortgage-backed securities            1,478         1,454            24
  Other                                    65            42            23
                                       ------        ------        ------
   Total interest income                3,145        $2,584        $  561
                                       ------        ======        ======
INTEREST EXPENSE ON:
  Deposits                              1,534        $1,371        $  163
  Other borrowings                        404           446           (42)
                                       ------        ------        ------
   Total interest expense               1,938        $1,817        $  121
                                       ------        ======        ======
Increase in net interest income        $1,207
                                       ======


                                         Nine Months ended September 30,
                                                1997 vs. 1996
                                              INCREASE (DECREASE)
                                        --------------------------------
                                                     Change        Change
                                        Total        Due to        Due to
                                        Change       Volume         Rate
                                        ------       ------         ----
                                                 (In thousands)

INTEREST INCOME ON:
  Loans receivable                     $8,264        $7,130        $1,134
  Mortgage-backed securities            2,342         2,319            23
  Other                                  (117)          (67)          (50)
                                       ------        ------        ------
   Total interest income               10,489        $9,382        $1,107
                                       ------        ======        ======
INTEREST EXPENSE ON:
  Deposits                              4,472        $4,256        $  216
  Other borrowings                      1,671         1,803          (132)
                                       ------        ------        ------
   Total interest expense               6,143        $6,059        $   84
                                       ------        ======        ======
Increase in net interest income        $4,346
                                       ======


RESULTS OF OPERATIONS

Net Income. Net income increased $2.6 million to $1.5 million for the three months ended September 30, 1997 as compared to a $1.1 million loss for the third quarter, 1996. Net interest income and non-interest income increased $1.2 million and $140,000 respectively for the three months ended September 30, 1997 over the prior year period and the provision for loan losses decreased $65,000 from the same prior year period. Noninterest expense decreased $2.6 million to $5.2 million for the quarter from $7.8 million from the prior year quarter primarily as a result of the special assessment on Savings Association Insurance Fund ("SAIF") deposits imposed by the Federal Deposit Insurance Corporation in the third quarter, 1996, which resulted in an assessment to Metropolitan of a one-time fee of $2.8 million, or $1.9 million after tax, which was recorded in the third quarter, 1996. This one-time special assessment, imposed as a result of the enactment into law of the Omnibus Budget Reconciliation Bill on September 30, 1996, was designed to recapitalize the SAIF, to mitigate the Bank Insurance Fund premium disparity, and ultimately, to reduce the annual assessment rates for SAIF-insured institutions upon recapitalization of the SAIF.

Net income for the nine month period ending September 30, 1997 increased to $4.0 million from $0.5 million for the prior year period. This increase was the result of increases in net interest income of $4.3 million and non-interest income of $286,000. Noninterest expense declined $1.2 million from the prior year period primarily as a result of the previously mentioned SAIF assessment. These increases were partially offset by increases in provision for loan losses of $420,000.

Metropolitan's net interest margin increased two basis points to 3.51% for the three month period ended September 30, 1997 as compared to 3.49% for the same period in 1996, primarily because the increased yield of interest earning assets exceeded the increased cost of interest-bearing liabilities. For the nine month period ending September 30, 1997, net interest margin increased nine basis points to 3.45% from 3.36%, largely as a result of the increased yield on interest earning assets exceeding the increased cost of interest-bearing liabilities.

Interest Income. Total interest income increased 21.8% and 26.5% to $17.5 million and $50.2 million in the three and nine month periods ended September 30, 1997, respectively, as compared to $14.4 million and $39.7 million in the same periods in 1996. This increase primarily resulted from a 20.2% and 24.3% increase in average interest-earning assets in the three and nine month periods ended September 30, 1997. While the average balance of earning assets has increased steadily, the composition has changed as a result of the completion in the third quarter of 1997 of the securitization of $92.9 million of multifamily loans with the Federal National Mortgage Association ("FNMA") under a newly developed program which uses insurance to provide the credit enhancement necessary to achieve a AAA rating. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization has had several other benefits to Metropolitan, including the following: i) improvement in the credit risk profile of the Bank's balance sheet by converting whole loans into mortgage-backed securities guaranteed by FNMA,
ii) reduction of the required level of risk-based capital, and iii) addition of high quality collateral which can be pledged for borrowings in the secondary market to fund future loan growth.

Interest Expense. Total interest expense increased 22.5% and 25.5% to $10.6 million and $30.2 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $8.6 million and $24.1 million for the same periods in 1996. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding for the three and nine month periods ending September 30, 1997 compared to the same periods in 1996. In accordance with Metropolitan's strategy to fund its growth in assets primarily with deposits, the average balance of deposit accounts increased $101.9 million, or 18.9%, during the three months ended September 30, 1997 compared to 1996, and increased $107.0 million, or 20.7%, during the nine months ended September 30, 1997 compared to 1996. In addition, when rates and terms are more favorable than retail rates, Metropolitan has utilized wholesale borrowings to fund a portion of its growth. Accordingly, other borrowings have increased $26.3 million, or 25.1%, during the three months ended September 30, 1997 and $29.6 million, or 29.0%, during the nine months ended September 30, 1997.

Due to an increase in the market interest rates paid for deposits and the changing mix of other borrowings, Metropolitan's cost of funds increased to 5.60% for the third quarter and 5.51% for the nine months ended September 30, 1997 as compared to 5.46% for both periods in 1996.

Provision for Loan Losses. The provision for loan losses decreased $65,000 for the third quarter, 1997, as compared to the third quarter, 1996. For the nine month period ended September 30, 1997, the provision for loan losses increased $420,000 compared to the same period in 1996. While net charge-offs to average loans for the nine months ended September 30, 1997 were only 0.10%, management increased the provision for loan losses due to continued loan growth. Non-performing loans as a percentage of total loans declined to 0.47% at September 30, 1997, as compared to 0.80% at December 31, 1996. The allowance for losses on loans at September 30, 1997 was $5.4 million or 0.84% of total loans, as compared to $4.2 million, or 0.64% of total loans, at December 31, 1996. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Non-Interest Income. Total non-interest income increased 14.3% and 10.4% to $1.1 million and $3.0 million in the three and nine months ended September 30, 1997 as compared to $979,000 and $2.7 million in the same periods in 1996. The following table sets forth Metropolitan's non-interest income for the periods indicated (In thousands):


                                 Three Months ended September 30,   Nine Months ended September 30,
                                        1997          1996                 1997          1996
                                        ----          ----                 ----          ----
Loan servicing income, net             $ 350         $ 307                $ 954         $ 940
Gain on sale of loans                    128           105                  340           141
Loan option income                       141           114                  264           520
Gain on sale of securities,net                                               89
Other operating income                   500           453                1,381         1,141
                                      ------        ------               ------        ------
Total                                 $1,119        $  979               $3,028        $2,742
                                      ======        ======               ======        ======

Net loan servicing income increased 14.0% to $350,000 in the three month period ended September 30, 1997 and 1.5% to $954,000 for the nine month period ended September 30, 1997 as compared to the same periods in 1996. The primary reasons for this increase are the income from servicing the FNMA loans securitized in the third quarter, 1997 and the continued acquisition of servicing portfolios to replace normal runoff experienced in the portfolio. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Gain on sale of loans was $128,000 and $340,000 in the three and nine month periods ended September 30, 1997, as compared to $105,000 and $141,000 during the same periods in 1996. This income was dependent upon the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by prevailing interest rates. As such, the primary reason for the gain in the third quarter, 1997 was the sale of residential fixed rate loans into a favorable rate market during the quarter.

Loan option income was $141,000 and $264,000 in the three and nine month periods ended September 30, 1997, respectively, as compared to $114,000 and $520,000 in each of the same periods in 1996. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee in income.

Net gain on sale of securities in the nine months ended September 30, 1997 was $89,000. This gain was the result of the sale of $5.0 million of Federal National Mortgage Association ("FNMA") preferred stock and the sale of $6.0 million of U.S. Treasury Notes from the liquidity portfolio.

Other noninterest income increased $47,000 and $240,000 in the three and the nine month periods ended September 30, 1997, compared to the same periods in the previous year. This increase was primarily due to increased fee income earned on investment services, rental income at retail sales office locations, and various fee income from consumer checking, commercial checking, and credit cards due to increased business levels.

Non-Interest Expense. Total non-interest expense decreased to $5.2 million and $14.9 million in the three and nine month periods ended September 30, 1997, respectively, as compared to $7.8 million and $16.1 million for the same periods in 1996. The following table sets forth Metropolitan's non-interest expense for the periods indicated (In thousands):


                                        Three Months ended September 30,    Nine Months ended September 30,
                                              1997           1996                 1997           1996
                                              ----           ----                 ----           ----

Salaries and related personnel costs        $ 2,666        $ 2,263              $ 7,899        $ 6,335
Occupancy and equipment expense                 813            645                2,254          1,770
Federal deposit insurance premiums              153          3,280                  441          3,920
Data processing expense                          81            155                  350            450
Marketing expense                               222            214                  532            498
State franchise taxes                           155            114                  465            346
Amortization of intangibles                      66             50                  197            160
Other operating expenses                      1,005          1,029                2,766          2,634
                                            -------         ------              -------        -------
Total                                       $ 5,161         $7,750              $14,904        $16,113
                                            =======         ======              =======        =======


Personnel related expenses increased $403,000 and $1.6 million in the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996. These increases were primarily a result of having two additional full service retail sales offices open in the 1997 periods, incentive payments for loan production, and the addition to staff in various departments.

Occupancy costs increased $168,000 and $484,000 in the three and nine month periods ended September 30, 1997, respectively, over the same periods in 1996. These increases were generally the result of additional full service retail sales offices, remodeling of certain other retail sales offices, and expanded space at the corporate headquarters office.

Federal deposit insurance premium expense decreased $3.1 million and $3.5 million in the three and nine month periods ending September 30, 1997 as compared to the same periods in 1996. These declines in expense were the result of the one-time SAIF assessment charge incurred in the third quarter, 1996, and a reduction in assessment rates made possible by the recapitalization of the Savings Association Insurance Fund.

Data processing expense decreased $74,000 and $100,000 in the three and nine month periods ending September 30, 1997 as compared to the same periods in 1996. These decreases were the result of the renegotiation of the contract with the data processing servicer.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, decreased $24,000 for the three month period ending September 30, 1997 as compared to the same period in 1996 and increased $132,000, in the nine month period ended September 30, 1997, respectively, over the same period in 1996. This increase was generally the result of increases in legal and accounting fees, credit card fees, and depreciation.

Provision for Income Taxes. The provision for income taxes increased $1.4 million and $1.9 million for the three and nine month periods ended September 30, 1997, respectively as compared to the same periods in 1996. The primary reason for the increase in the provision was the increased level of income over the prior year. The effective tax rate was 36.7% for the nine month period ended September 30, 1997 as compared to 49.3% for the same period in 1996. The effective tax rate was lower in the 1997 period because permanent differences, such as those which are not deductible for tax purposes such as amortization of intangibles, have decreased in relationship to pre-tax income as a result of the unfavorable effect of the one-time assessment to recapitalize the SAIF had on pre-tax income in 1996.


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

                                           September 30,         December 31,
                                               1997                 1996
                                               ----                 ----
                                                  (Dollars in thousands)

Non-accrual loans                            $   2,660            $   4,923
Loans past due greater than
  90 days or impaired, still accruing              360                  271
                                             ---------            ---------
Total non-performing loans                       3,020                5,194
Real estate owned                                1,999                  177
                                             ---------            ---------
Total non-performing assets                  $   5,019            $   5,371
                                             =========            =========
Allowance for losses on loans                $   5,418            $   4,175
                                             =========            =========


Non-performing loans to total loans                  0.47%                0.80%
Non-performing assets to total assets                0.58%                0.70%
Net charge-offs to average loans                     0.10%(1)             0.04%
Provision for loan losses to
  average loans                                      0.35%(1)             0.28%
Allowance for losses on loans to
  total non-performing loans at
  end of period                                    179.40%               77.73%
Allowance for losses on loans to
  total loans at end of period                       0.84%                0.64%

(1) Annualized for comparative purposes.

Non-performing assets at September 30, 1997 decreased $0.4 million, or 6.6% to $5.0 million as compared to $5.4 million at December 31, 1996. The primary reason for this decline was the charge-off of a multifamily loan which was partially offset by increases in consumer loan delinquencies.

Non-performing loans include $351,000 and $3.5 million of loans at September 30, 1997 and December 31, 1996, respectively, considered by management to be impaired. The circumstances and trends associated with these loans have been included in management's consideration of the adequacy of the allowance for losses on loans.

FINANCIAL CONDITION

Total assets amounted to $865.6 million at September 30, 1997, as compared to $769.1 million at December 31, 1996, an increase of $96.5 million, or 12.5%. The increase in assets was funded primarily with deposit growth of $64.7 million and borrowings of $29.6 million.

Mortgage-backed securities increased $97.3 million to $154.0 million compared to December 31, 1996. The increase was primarily due to the multifamily securitization with FNMA of $92.9 million in the third quarter, the purchase of $10.4 million of Federal Home Loan Mortgage Corporation ("FHLMC") securities, and the securitization of $5.4 million of originated single family mortgage loans, also with FHLMC.

Loans receivable, including loans held for sale, decreased $5.4 million, or 0.8% to $641.1 million at September 30, 1997. This decrease was the net effect of the $92.9 million multifamily securitization substantially offset by loan originations and purchases. Otherwise, the overall loan balance would have increased similar to the prior two quarters of 1997. This increase is consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Real estate owned increased from $177,000 to $2.0 million from December 31, 1996 to September 30, 1997. This increase was the result of the foreclosures of one retail strip shopping center and one office condominium complex during the nine month period ended September 30, 1997.

Prepaid expenses and other assets increased $1.7 million, or 36.1%, from December 31, 1996 to September 30, 1997. This increase was primarily the result of a $1.0 million limited partnership investment in mortgage servicing, a $257,000 increase in prepaid expenses, and a $540,000 increase in prepaid insurance pertaining to the multifamily securitization with FNMA.

Deposits totaled $686.8 million at September 30, 1997, an increase of $64.7 million, or 10.4%, over the balance at December 31, 1996. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, and increased custodial checking balances.

Other borrowings increased $29.6 million, or 29.0% from December 31, 1996 to September 30, 1997. The increase was the result of increased use of FHLB advances and Reverse Repurchase Agreements at advantageous rates to fund asset growth.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 5%. The Bank's liquidity ratio for September, 1997 was 7.56%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds. The current level of liquidity is substantially higher than the minimum because several of the securities in the $92.9 million multifamily securitization qualify as liquid assets even though the underlying loans did not prior to the securitization.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At September 30, 1997, the Corporation, excluding the Bank, had cash and readily convertible investments of $2.0 million.

Metropolitan's liquidity, represented by cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized as follows (In thousands):


                                     Nine Months Ended September 30,
                                     -------------------------------
                                          1997             1996
                                          ----             ----

Net cash provided (used for) by
 operating activities                 $ (13,560)        $  (1,647)
Net cash used for investing
 activities                             (82,732)         (122,735)
Net cash provided by
  financing activities                   94,225           124,556
                                      ---------         ---------
Net change in cash and
  cash equivalents                       (2,067)              174
Cash and cash equivalents
  at beginning of period                 16,522            18,170
                                      ---------         ---------
Cash and cash equivalents
  at end of period                    $  14,455         $  18,344
                                      =========         =========

Cash used by operating activities is determined largely by changes in the level of loans held for sale. The level of loans held for sale depends on the level of loan originations and the time until an investor funds the purchase of the loan from the Bank.

Cash provided from investing activities consists primarily of principal payments on loans and mortgage-backed securities. The level of these payments increases and decreases depending on the size of the loan and mortgage-backed securities portfolios and the general trend and level of interest rates, which influences the level of refinancings and mortgage repayments. During the nine months ended September 30, 1997 and 1996, net cash was used in investing activities, primarily to fund and purchase new loans.

Cash provided from financing activities consists primarily of increased deposits but also includes wholesale borrowings like FHLB advances and reverse repurchase agreements.

At September 30, 1997, $76.9 million, or 11.2%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

Metropolitan's total deposits also have increased due to the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. Of the total certificate of deposit balance, $70.0 million, or 10.2% of Metropolitan's total deposits were held by these individuals and entities. Of that amount, $8.5 million were in the form of certificates of deposit of $100,000 and over. These deposits typically have balances of $90,000 to $100,000, a term of one year or more, and are not accepted through brokers.

Metropolitan has access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $89.0 million at September 30, 1997, of which $69.7 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowing capacity for reverse repurchase agreements of approximately $117.0 million at September 30, 1997, of which $42.9 was utilized.

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

The Bank's regulatory capital ratios at September 30, 1997 were in excess of the capital requirements specified by OTS regulations as shown by the following table:


                         Tangible Capital               Core Capital            Risk-based Capital
                         ----------------               ------------            ------------------
                                                   (Dollars In Thousands)
Capital amount
Actual                $46,504           5.42%     $46,851           5.46%     $50,858           8.63%
Required               12,862           1.50       34,313           4.00       47,146           8.00
                      -------                     -------                     -------
Excess                $33,642           3.92%     $12,538           1.46%     $ 3,712           0.63%
                      =======                     =======                     =======

Metropolitan anticipates that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The Corporation maintains a $4.0 million line of credit with the Huntington National Bank which it could access to make future contributions to the capital of the Bank. At September 30, 1997, there was no outstanding balance under the line of credit. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.


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

Presented below, as of September 30, 1997 and December 31, 1996, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.


                                September 30, 1997          December 31, 1996
                                ------------------          -----------------
  Changes in
Interest Rate     Board Limit     Change in        % Change        Change in       % Change
(Basis Points)     % Change           NPV           In NPV            NPV           In NPV
--------------    -----------      ---------        --------       ----------      --------
                                  (Dollars in thousands)

    +400               (65)%         $(31,137)         (49)%       $(26,596)          (44)%
    +300               (45)           (23,056)         (36)         (19,790)          (33)
    +200               (25)           (14,861)         (23)         (12,853)          (21)
    +100               (15)            (7,026)         (11)          (6,302)          (10)
    -100               (15)             5,893            9            6,294            10
    -200               (25)            12,809           20           14,644            24
    -300               (45)            21,999           34           26,402            44
    -400               (65)            33,100           52           40,742            68


As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than interest rates earned on assets because deposits generally have shorter periods to repricing. In addition, the fixed rate assets in portfolio will only reprice as the loans are repaid and new loans at higher rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames. At September 30, 1997 and December 31, 1996, the Bank was within the Board established limits for various changes in interest rates and the Bank's level of sensitivity to rising rates is relatively unchanged.

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

          27         Financial Data Schedule(1)

          b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first nine months of 1997.


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

                                              METROPOLITAN FINANCIAL CORP.



                                              By: /s/  David G. Lodge
                                                  ----------------------------
                                                  David G. Lodge,
                                                  President (principal financial
                                                  and accounting officer)

                                                  Date: November 14, 1997