Form 10-K405
period 1997-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1998-03-30
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________

Commission file number 000-21553
                       --------------------------------

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

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, without par value
-------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregated market value of voting stock held by nonaffiliates of the Registrant as of March 26, 1998 was $ 26,730,000.

As of March 26, 1998, there were 7,051,270 shares of the Registrant's Common Stock issued and outstanding.

Documents incorporated by reference:

Portions of the 1997 Annual Report - Parts I and II Portions of the Proxy Statement for the 1998 Annual Meeting - Part III

                          METROPOLITAN FINANCIAL CORP.

                                 1997 FORM 10-K
                                TABLE OF CONTENTS
                                     PART I


Item 1. Business.......................................................................................  3

Item 2.  Properties.................................................................................... 34

Item 3.  Legal Proceedings............................................................................. 34

Item 4.  Submission of Matters to a Vote of Security Holders........................................... 34

                                     PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters......................... 35

Item 6.  Selected Financial Data....................................................................... 35

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......... 35

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................................... 35

Item 8.  Financial Statements and Supplementary Data................................................... 35

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......... 36

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant........................................... 36

Item 11. Executive Compensation........................................................................ 36

Item 12. Security Ownership of Certain Beneficial Owners and Management................................ 36

Item 13. Certain Relationships and Related Transactions................................................ 36

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................ 36

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

         The Corporation's current majority shareholder is Robert M. Kaye of Rumson, New Jersey. Mr. Kaye acquired the Corporation in 1987 and remained sole shareholder until the initial public offering ("IPO") of the Corporation's Common Stock in October, 1996. As a result of the IPO, Mr. Kaye currently owns 77.5% of the Corporation's outstanding Common Stock and has the ability to control the outcome of various matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Corporation and has ultimate control of the Corporation and the Bank. In addition, Mr. Kaye is Chairman of the Board and Chief Executive Officer of the Corporation and the Bank.

         The Bank is a state chartered stock savings association established in 1958. At December 31, 1997, the Bank operated fifteen full service retail offices throughout Eastern Cuyahoga, Summit, Lake and Geauga Counties. As of December 31, 1997, the Bank also maintained four residential and multifamily/commercial real estate loan production offices. In addition to its principal business of originating and purchasing mortgage and other loans, the Bank services a significant portfolio of mortgage loans for various investors.

         At December 31, 1997, Metropolitan had total assets of $925.0 million, total deposits of $737.8 million and shareholders' equity of $36.7 million. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

         In addition to the Bank, Metropolitan has four other subsidiaries, each of which are either directly or indirectly wholly-owned by Metropolitan:
MetroCapital Corporation; Kimberly Construction Company, Incorporated ("Kimberly Construction"); Metropolitan Savings Service Corporation; and Metropolitan Securities Corporation. Each of these subsidiaries, with the exception of Kimberly Construction, is inactive. Currently, Kimberly Construction's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of Bank premises.

LENDING ACTIVITIES

         General. Metropolitan primarily originates and purchases mortgage loans secured by multifamily residential and commercial real estate. Metropolitan also originates one- to four-family residential and construction loans, and to a lesser extent, consumer and business loans. In order to minimize interest rate risk, the majority of the residential real estate loans retained by Metropolitan in its portfolio are adjustable rate mortgages ("ARMs").

      Loan Portfolio Composition. The following information presents the composition of Metropolitan's loan portfolio, including loans held for sale, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses on loans) as of the dates indicated.


                                                               DECEMBER 31,
                                ------------------------------------------------------------------------------------

                                         1997                      1996                         1995
                                   -------------------      ---------------------        ---------------------
                                   Amount      Percent      Amount        Percent        Amount        Percent
                                   ------      -------      ------        -------        ------        -------
                                                           (Dollars in thousands)
REAL ESTATE LOANS:
  One- to four-family             $146,685      19.2%      $114,758        16.8%      $  76,259        15.0%
  Multifamily                      194,450       25.4       276,544         40.3        231,459         45.8
  Commercial                       166,593       21.8       135,635         19.8        109,403         21.5
  Construction and land            116,829       15.3        71,697         10.5         48,210          9.5
  Held for sale                     14,230        1.8         8,973          1.3          1,504          0.2
                                   -------     ------       -------       ------        -------       -----
    Total real estate loans        638,787       83.5       607,607         88.7        466,835         92.0
CONSUMER LOANS                      68,590        9.0        54,180          7.9         32,214          6.3
BUSINESS AND OTHER LOANS            57,496        7.5        23,508          3.4          8,703          1.7
                                   -------     ------       -------       ------        -------       ------
     Total loans                   764,873     100.0%       685,295       100.0%        507,752       100.0%
                                               ======                     ======                      ======
LESS:
  Loans in process                  46,833                   31,758                      23,373
  Deferred fees, premiums
     and discounts, net              4,533                    2,896                       1,764
  Allowance for losses on
     loans                           5,622                    4,175                      2, 765
                                  --------                 --------                    --------

TOTAL LOANS RECEIVABLE, NET       $707,885                 $646,466                    $479,850
                                  ========                 ========                    ========


                                                       DECEMBER 31,
                                ---------------------------------------------------------

                                         1994                             1993
                                 ---------------------           ------------------------
                                 Amount         Percent          Amount           Percent
                                 ------         -------          ------           -------

REAL ESTATE LOANS:
  One- to four-family           $112,840         25.2%          $  39,510           12.7%
  Multifamily                    187,928          41.9            166,221            53.2
  Commercial                      83,354          18.6             54,819            17.5
  Construction and land           38,270           8.5             30,894             9.9
  Held for sale                       84           0.0             10,391             3.3
                                 -------        ------            -------          ------
    Total real estate loans      422,476          94.2            301,835            96.6
CONSUMER LOANS                    25,946           5.8             10,687             3.4
BUSINESS AND OTHER LOANS             171           0.0                 50             0.0
                                 -------        ------            -------          ------
     Total loans                 448,593        100.0%            312,572          100.0%
                                                ======                             ======
LESS:
  Loans in process                19,338                           14,656
  Deferred fees, premiums
     and discounts, net            2,317                            1,998
  Allowance for losses on
     loans                                                          1,239
                                --------                         --------
                                   1,911
TOTAL LOANS RECEIVABLE, NET     $425,027                         $294,679
                                ========                         ========




      Metropolitan had commitments to originate or purchase fixed and variable rate loans of $22.3 million and $49.4 million, respectively, at December 31, 1997. In addition, Metropolitan had firm commitments to sell fixed rate loans of $2.2 million at December 31, 1997.

      The following table shows the composition of Metropolitan's loan portfolio, including loans held for sale, in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowance for losses on loans) by fixed and adjustable rates as of the dates indicated.

                                                                        DECEMBER 31,
                                      ----------------------------------------------------------------------------------
                                              1997                        1996                         1995
                                      ---------------------        ---------------------       ---------------------
                                      AMOUNT        PERCENT        AMOUNT        PERCENT       AMOUNT        PERCENT
                                      ------        -------        ------        -------       ------        -------
                                                                                               (Dollars in thousands)
FIXED RATE LOANS:
Real estate:
 One- to four-family                  $ 59,058       7.7%        $ 41,436       6.1%        $ 35,042       6.9%
 Multifamily                            60,136       7.9           88,529      12.9           71,909      14.2
 Commercial                             52,390       6.9           34,726       5.1           17,615       3.5
 Construction and land                  20,854       2.7              392       0.0               39       0.0
 Held for sale                           6,294       0.8            2,531       0.4            1,504       0.3
                                       -------      ----          -------      ----          -------      ----
 Total fixed rate real estate loans    198,732      26.0          167,614      24.5          126,109      24.9
Consumer                                61,307       8.0           46,725       6.8           32,214       6.3
Business and other                      19,575       2.6            5,650       0.8            2,744       0.5
                                       -------      ----          -------      ----          -------      ----
  Total fixed rate loans               279,614      36.6%         219,989      32.1%         161,067      31.7%
                                       -------      ====          -------      ====          -------      ====
ADJUSTABLE RATE LOANS:
Real estate:
 One- to four-family                    87,627     11.5%           73,322      10.7%          41,217       8.1%
 Multifamily                           134,314      17.6          188,015      27.5          159,550      31.4
 Commercial                            114,203      14.9          100,909      14.7           91,788      18.1
 Construction and land                  95,975      12.5           71,305      10.4           48,171       9.5
 Held for sale                           7,936       1.0            6,442       0.9
                                       -------      ----          -------      ----          -------      ----

  Total adjustable rate real estate
  loans                                440,055      57.5          439,993      64.2          340,726      67.1
Consumer                                 7,283       0.9            7,455       1.1

Business and other                      37,921       5.0           17,858       2.6            5,959       1.2
                                       -------      ----          -------      ----          -------      ----
  Total adjustable rate loans          485,259      63.4%         465,306      67.9%         346,685      68.3%
                                       -------      ====          -------      ====          -------      ====
LESS:
 Loans in process                       46,833                     31,758                     23,373
 Deferred fees, premiums
   and discounts, net                    4,533                      2,896                      1,764
 Allowance for losses on loans           5,622                      4,175                      2,765
   TOTAL LOANS RECEIVABLE, NET        $707,885                   $646,466                   $479,850
                                       =======                    =======                    =======

                                                            DECEMBER 31,
                                      -----------------------------------------------------
                                                 1994                         1993
                                         ---------------------        ---------------------
                                         AMOUNT        PERCENT        AMOUNT        PERCENT
                                         ------        -------        ------        -------
FIXED RATE LOANS:
Real estate:
 One- to four-family                  $ 46,418       10.4%         $ 20,448       6.5%
 Multifamily                            19,852        4.4             5,281       1.7
 Commercial                              7,948        1.8             8,325       2.7
 Construction and land
 Held for sale                              84        0.0            10,391       3.3
                                       -------       -----           ------     -----
 Total fixed rate real estate loans     74,302       16.6            44,445      14.2
Consumer                                25,946        5.8            10,687       3.4
Business and other                          20        0.0
                                       -------       -----           ------     -----
  Total fixed rate loans               100,268       22.4%           55,132     17.6%
                                       =======       ====            ======     ====
ADJUSTABLE RATE LOANS:
Real estate:
 One- to four-family                    66,422       14.8%           19,062       6.1%
 Multifamily                           168,076       37.5           160,940      51.5
 Commercial                             75,406       16.8            46,494      14.9
 Construction and land                  38,270        8.5            30,894       9.9
 Held for sale
                                       -------       -----           ------     -----
  Total adjustable rate real estate
  loans                                348,174       77.6           257,390      82.4
Consumer
Business and other                         151        0.0                50       0.0
                                       -------       -----           ------     -----
  Total adjustable rate loans          348,325       77.6%          257,440      82.4%
                                       -------       =====           ------     =====
LESS:
 Loans in process                       19,338                       14,656
 Deferred fees, premiums                                              1,998
   and discounts, net                    2,317
 Allowance for losses on loans           1,911                        1,239
   TOTAL LOANS RECEIVABLE, NET        $425,027                     $294,679
                                       =======                      =======

      The following table illustrates the contractual maturity of Metropolitan's loan portfolio, including loans held for sale at December 31, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments, enforcement of due-on-sale clauses, or the effect of the amortization of premium, discounts, or deferred loan fees.


                        DUE IN ONE YEAR OR LESS(1)  DUE AFTER ONE YEAR         DUE AFTER FIVE YEARS          TOTAL
                        --------------------------  ------------------         --------------------          -----
                                                    THROUGH FIVE YEARS
                                                    ------------------
                                        WEIGHTED                 WEIGHTED                  WEIGHTED                 WEIGHTED
                            AMOUNT    AVERAGE RATE  AMOUNT     AVERAGE RATE   AMOUNT     AVERAGE RATE  AMOUNT     AVERAGE RATE
                            ------    ------------  ------     ------------   ------     ------------  ------     ------------
                                                                                                     (Dollars in thousands)
REAL ESTATE:
 One-to Four-family       $    248        7.94%   $  3,658         8.13%     $147,332       7.41%     $151,238         7.43%
 Multifamily                23,410        8.97      49,291         8.85       121,749         8.36     194,450         8.56
 Commercial                 20,277        9.14      78,125         9.27        77,868         8.92     176,270         9.10
 Construction and land      84,002        9.60      24,861         9.56         7,966         9.47     116,829         9.58
CONSUMER                     8,560       13.76      20,568         9.77        39,462        11.09      68,590        11.03
BUSINESS                    20,822        9.39      14,839         9.30        21,835         8.62      57,496         9.08
                          --------                --------                   --------                 --------         ----
  Total                   $157,319        9.64%   $191,342                   $416,212         8.42%   $764,873         8.88%
                          ========                ========                   ========                 ========

(1) Includes demand loans, loans having no stated maturity and overdraft loans of $0.6 million.

     The total amount of loans due after December 31, 1998 which have predetermined interest rates is $228.1 million, while the total amount of loans due after such date which have floating or adjustable rates is $379.5 million.

LOAN ORIGINATIONS AND PURCHASES

          Metropolitan's strategy in recent years has been to increase interest-earning assets, primarily by increasing the total loan portfolio, as long as quality assets with the necessary portfolio characteristics were available. This was accomplished by increasing origination capacity and emphasizing purchases. The following table sets forth loan origination, purchase, sale and repayment activities of Metropolitan for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                             1997           1996         1995
                                                             ----           ----         ----
                                                                   (Dollars in thousands)
ORIGINATIONS BY TYPE:
ADJUSTABLE RATE:
Real Estate:
  One- to four-family                                      $  28,017     $  56,519     $  22,503
  Multifamily                                                 12,600        20,669        24,542
  Commercial                                                  29,304        14,667         5,919
  Construction and land                                       77,062        60,566        41,559
 Consumer                                                     12,719        10,062
 Business                                                     27,058        18,536         6,814
                                                           ---------     ---------     ---------
  Total adjustable rate                                      186,760       181,019       101,337
                                                           ---------     ---------     ---------
FIXED RATE:
Real Estate:
  One- to four-family                                         53,712        44,795        24,230
  Multifamily                                                  9,490        15,759        13,957
  Commercial                                                   1,300                       4,400
  Construction and land                                       25,333           328            37
 Consumer                                                     17,598        17,242        15,048
 Business                                                     15,003         4,249         2,915
                                                           ---------     ---------     ---------
  Total fixed rate                                           122,436        82,373        60,587
                                                           ---------     ---------     ---------
    Total loans originated                                   309,196       263,392       161,924
                                                           ---------     ---------     ---------
PURCHASES BY TYPE:
ADJUSTABLE RATE:
Real Estate:
  One- to four-family                                             90         1,835
  Multifamily                                                 19,433        45,184         3,694
  Commercial                                                  22,541        16,905        13,939
  Construction and land                                          347
 Consumer                                                                    5,342
 Business
                                                           ---------     ---------     ---------
  Total adjustable rate                                       42,411        69,356        17,633
                                                           ---------     ---------     ---------
FIXED RATE:
Real Estate:
  One- to four-family                                                        1,125        19,381
  Multifamily                                                 23,195        22,971        50,420
  Commercial                                                  46,729        21,296        15,879
  Construction and land                                        1,975
 Consumer                                                     16,900        12,224           387
 Business
                                                           ---------     ---------     ---------
  Total fixed rate                                           88 ,799       57 ,616        86,067
                                                           ---------     ---------     ---------
    Total loans purchased                                    131,210       126,972       103,700
                                                           ---------     ---------     ---------
SALES:
Real Estate:
  One- to four-family                                        (34,887)      (36,392)      (35,770)
  Multifamily                                                 (9,678)      (11,359)      (27,094)
  Commercial                                                 (20,782)       (7,808)       (1,835)
  Construction and land                                         (600)
                                                           ---------     ---------     ---------
    Total loan sales                                         (65,947)      (55,739)      (64,699)
                                                           ---------     ---------     ---------
Loans securitized                                            (98,325)      (14,476)      (53,795)
Principal repayments                                        (196,556)     (142,606)      (87,972)
                                                           ---------     ---------     ---------
  Total reductions                                          (360,828)     (212,821)     (206,466)
                                                           ---------     ---------     ---------
Increase (decrease) in other items, net                      (18,159)      (10,927)       (4,336)
                                                           ---------     ---------     ---------
NET INCREASE                                               $  61,419     $ 166,616     $  54,822
                                                           =========     =========     =========

          Multifamily Residential Lending. Metropolitan places a major portfolio lending effort on multifamily residential real estate loans. Multifamily loans are originated by Metropolitan from referrals by present customers of the Bank and mortgage and real estate brokers. Through its existing referral network and advertising efforts, Metropolitan has become known for multifamily lending in its primary multifamily lending markets of Ohio, Kentucky, Michigan, Pennsylvania, and New Jersey. Although Metropolitan operates full service retail sales offices solely in Northeast Ohio, it has loan origination offices in Southern Ohio, Western Pennsylvania, and Southeastern Michigan.

          At December 31, 1997, Metropolitan's multifamily loans totalled $194.5 million, with an average loan size of approximately $543,000. Of this amount, $89.7 million or 46.1% were originated by Metropolitan. Currently, Metropolitan emphasizes the origination of ARMs with principal amounts of $2.0 to $6.0 million and balloon maturities of 10 years. The loans are adjustable on a one-, three- or five-year schedule with amortization periods of 25 or 30 years. Rate adjustments are based on the appropriate term U.S. Treasury securities plus a margin. The loans are subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Due to increasing demand for fixed rate loans, Metropolitan has allocated some funds for fixed rate programs, typically those with 7 to 10-year maturities. The maximum loan to value ratio of Metropolitan's multifamily residential loans is 75%.

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

          The loans originated in this area are typically secured by apartments with generally under 75 residential units. The underwriting process includes a site evaluation which considers such factors as location, access by roadways, condition of the apartments and amenities. In addition, a Metropolitan employee visits each location before a loan approval is made. The underwriting process also involves an evaluation of the borrower, whether the borrower is an individual or a group of individuals acting as a separate entity. The financial statements of each of the individual borrowers are reviewed and personal guarantees in an amount equal to the original principal amount of the loan are generally obtained. The financial statements of individual guarantors are reviewed by staff independent of the lending department. Another important aspect of Metropolitan's underwriting of its multifamily residential loans is the debt service coverage test of the property. Debt service coverage requirements are determined based upon the individual characteristics of each loan, and typically range from a ratio of 1.15:1 to 1.30:1. In order to factor in the adjustable rate of the multifamily loans, the debt service coverage is calculated based on the maximum interest rate of the loan.

          At December 31, 1997, $104.8 million or 53.9% of Metropolitan's multifamily residential loan portfolio was purchased. Prior to purchasing these loans, Metropolitan utilizes a similar underwriting process with substantially the same standards as for its originated loans. In some cases, when Metropolitan considers the purchase of a portfolio with a considerable number of moderate balance loans, an independent contract inspector may be utilized for property inspections. Real estate located in Ohio secures 52.8% of Metropolitan's multifamily residential loan portfolio. Underlying real estate for the remaining loans is primarily located in California, Michigan, Pennsylvania and New Jersey.

          Commercial Real Estate Lending. Although Metropolitan has always held an investment in loans secured by commercial real estate, this portion of the portfolio has increased, mainly through purchases, in the last three years. At December 31, 1997, Metropolitan's loans secured by commercial real estate totalled $166.6 million or 21.8% of Metropolitan's total portfolio, with an average loan size of $677,000. Of this amount, $51.6 million or 31.0% was originated by Metropolitan and $115.0 million or 69.0% represented loans purchased from a variety of sources, predominantly other financial institutions. The $115.0 million of purchased commercial real estate loans were acquired by Metropolitan since 1992.

          Loans secured by commercial real estate are purchased by Metropolitan generally when they are in the primary lending markets being targeted by Metropolitan, are generally secured by retail strip shopping centers or office buildings, and meet Metropolitan's yield and term requirements. In 1997, Metropolitan began to introduce more geographic diversity into the portfolio based on its desire to acquire seasoned loans. Management believes a certain amount of geographic diversity is important to maintaining good asset quality.

          Metropolitan recognizes that commercial real estate loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate because these loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on these loans is typically dependent upon the successful operation of the related real estate project and is subject to certain risks including excessive vacancy brought on by tenant turnover and inadequate rental income levels. In addition, the profitability of the business operating in the property may affect the borrower's ability to make timely payments. In order to manage and reduce these risks, Metropolitan focuses its lending on existing properties with a record of satisfactory performance and targets retail strip centers and office buildings with multiple tenants.

          Metropolitan originates commercial real estate loans secured by strip shopping centers and small office buildings to a much lesser extent than it purchases commercial real estate loans. Through customer referrals and real estate brokers, Metropolitan lends on commercial real estate in Ohio, Pennsylvania, Northern Kentucky, and Southeastern Michigan. These loans are ten year balloon loans adjustable on a one-, three- or five-year schedule with amortization of 25 years at a margin over the appropriate term U.S. Treasury securities. The maximum loan to value ratio is 75%.

         The following table presents information as to the locations and types of properties securing Metropolitan's multifamily and commercial real estate portfolio as of December 31, 1997:

                                       NUMBER
                                      OF LOANS      PERCENT     PRINCIPAL      PERCENT
                                      --------      -------     ---------      -------
                                                   (Dollars in thousands)
Ohio:
 Apartments                              157         26.0%      $102,668         28.4%
 Office buildings                         43          7.1         20,042          5.6
 Retail centers                           24          4.0         18,950          5.2
 Other                                    32          5.3          9,994          2.8
                                         ---        -----       --------        -----
  Total                                  256         42.4        151,654         42.0
                                         ---        -----       --------        -----
California:
 Apartments                               76         12.6         41,616         11.6
 Office buildings                          9          1.5          6,635          1.8
 Retail centers                           17          2.8         11,141          3.1
 Other                                    10          1.6          5,874          1.6
                                         ---        -----       --------        -----
  Total                                  112         18.5         65,266         18.1
                                         ---        -----       --------        -----
Pennsylvania:
 Apartments                               32          5.3          4,683          1.3
 Office buildings                          1          0.2             82
 Retail centers                            5          0.8         10,531          2.9
 Other                                     5          0.8          1,540          0.4
                                         ---        -----       --------        -----
  Total                                   43          7.1         16,836          4.6
                                         ---        -----       --------        -----
Michigan:
 Apartments                                3          0.5          6,227          1.7
 Office buildings                          6          1.0          6,844          1.9
 Retail centers                            7          1.2          9,291          2.6
 Other                                     2          0.3          6,913          1.9
                                         ---        -----       --------        -----
  Total                                   18          3.0         29,275          8.1
                                         ---        -----       --------        -----
Other states(1):
 Apartments                               90         14.9         39,256         10.9
 Office buildings                         25          4.1         22,988          6.4
 Retail centers                           23          3.8         20,292          5.6
 Other                                    37          6.2         15,476          4.3
                                         ---        -----       --------        -----
  Total                                  175         29.0         98,012         27.2
                                         ---        -----       --------        -----
                                         604        100.0%      $361,043        100.0%
                                         ===        =====       ========        =====

(1) Properties securing loans in other states are located in 26 other states, none of which exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

         The following table presents aggregate information as to the type of security as of December 31, 1997:


                                                AVERAGE
                                      NUMBER    BALANCE
                                     OF LOANS  PER LOAN   PRINCIPAL    PERCENT
                                     --------  --------   ---------    -------
                                             (Dollars in thousands)
Apartments                              358       $543     $194,450     53.9%
Office buildings                         84        674       56,591     15.7
Retail centers                           76        924       70,205     19.4
Other                                    86        463       39,797     11.0
                                       ----                --------    -----
  Total                                 604       $598     $361,043    100.0%
                                       ====                ========    =====

         One- to Four-family Residential Lending. In 1997, approximately 41.6% of Metropolitan's one- to four-family residential loans were originated through its full service retail sales offices. The remainder were originated by commissioned loan officers. Metropolitan has focused its one- to four-family residential lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied residences. As of December 31, 1997, Metropolitan's one- to four-family residential mortgages totalled $146.7 million or 19.2% of Metropolitan's loan portfolio.

         Metropolitan emphasizes the origination of conventional ARM loans for retention in Metropolitan's portfolio and fixed rate loans suitable for sale in the secondary market. In addition, Metropolitan offers fixed rate end loan financing to borrowers building homes with Metropolitan's approved construction loan builders. Metropolitan retains only a limited dollar amount of this fixed rate end loan financing in its portfolio. The amount being originated and subsequently retained is monitored very closely. Substantially all of Metropolitan's one- to four-family residential mortgage loans originated for retention in Metropolitan's portfolio are secured by property located in its Northeast Ohio market area. At December 31, 1997, Metropolitan's fixed rate residential mortgage loan portfolio totalled $59.1 million, or 7.7% of Metropolitan's total loan portfolio.

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

         At December 31, 1997, $19.5 million, or 13.3% of Metropolitan's one- to four-family residential loan portfolio was purchased. Prior to purchasing these loans, Metropolitan utilizes an underwriting process with substantially the same standards as for its originated loans.

         Construction Lending and Land Development. Metropolitan originates construction loans on single family homes to local builders in Metropolitan's primary lending market and to individual borrowers on owner-occupied properties. Metropolitan also makes loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Metropolitan's market area for construction lending is in Northeastern Ohio, primarily in the counties of Cuyahoga, Lake, Geauga, Summit, Medina, Portage, and Lorain. Metropolitan has one commissioned construction loan originator in the high volume Columbus, Ohio construction market to originate single family construction loans and improved lot loans.

         The following table presents the number, amount, and type of properties securing Metropolitan's construction and land development loans at December 31, 1997:

                                                      NUMBER OF LOANS       PRINCIPAL BALANCE
                                                      ---------------       -----------------
                                                           (Dollars in thousands)
RESIDENTIAL CONSTRUCTION LOANS:
  Owner-occupied                                           33               $  12,003
  Builder presold                                          43                   6,502
  Builder spec/model                                      128                  25,736
  Allocated construction loans                             28                  24,579
  Lot loans                                                46                   5,284
  Development loans                                        23                  16,168
                                                          ---                --------
    Total residential construction loans                  301                  90,272
NONRESIDENTIAL CONSTRUCTION LOANS:
  Multifamily                                               1                   5,000
  Commercial                                                2                  10,200
                                                          ---                --------
    Total nonresidential construction loans                 3                  15,200
LAND LOANS                                                 14                  11,357
                                                          ---                --------
  Total                                                   318                $116,829
                                                          ===                ========

         Metropolitan's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost of the project. The application process includes a submission of the cost, specifications and plans. Metropolitan also reviews the borrower's financial position and requires a personal guarantee on all builder loans. All loans are based upon the appraised value of the underlying collateral, as completed. Appraisals are completed by qualified independent fee appraisers who have been approved by Metropolitan's Board of Directors.

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

         All of Metropolitan's construction loans that are made to builders are made for relatively short terms (6 to 24 months) and are made with an adjustable rate of interest. Owner-occupied loans are generally fixed rate. These loans increase the yield on, and the proportion of interest rate sensitive loans in, Metropolitan's portfolio.

         Allocated construction loans or lines of credit are used to build single family homes only and cannot be used for any other purpose. All lines of credit are secured by the homes that are built with the draws under such credit agreements. Most of the homes built with the line of credit funds are presold homes, and the number of spec and model homes allowed to be built is limited by the financial strength of the builder. Lines of credit can only be utilized where a builder owns a specific number of lots in a development. Draws are based upon the percentage of completion, and at all times, funds remain to complete the home. Disbursements are only made after receipt of a property inspection and a mechanic's lien update from the title company.

         Metropolitan also originates construction loans on multifamily and commercial real estate projects where Metropolitan intends to provide the financing once construction is complete. These loans are underwritten in a manner similar to originated and purchased multifamily residential and commercial real estate loans described above. The two commercial real estate construction loans are rehabilitation projects with existing tenants ensuring satisfactory cash flow.

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

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 1997, $58.2 million or 84.9% of Metropolitan's $68.6 million consumer loan portfolio was secured. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent upon the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of default.

         In order to supplement the growth in the consumer loan portfolio, Metropolitan has been purchasing loans through correspondent lenders and bulk portfolios offered for sale. At December 31, 1997, $22.8 million, or 33.3% of the outstanding balance of consumer loans was purchased. These loans are generally secured by second mortgages on one- to four-family homes, automobiles, or manufactured housing. In 1997, Metropolitan acquired two packages of subprime loans totalling $6.3 million (loans where the borrower's credit rating is below an A grade). These loans require more intensive collection techniques; however, the yield is significantly higher to cover these incremental costs.

         At December 31, 1997, Metropolitan's credit card portfolio had an outstanding balance of $7.3 million with $22.7 million in unused credit lines. Of the outstanding balance, $2.6 million related to cards originated by Metropolitan and $4.7 million related to credit card relationships purchased by Metropolitan.

         Business Lending. Metropolitan began offering business loans in 1994. At December 31, 1997, Metropolitan had $57.5 million of business loans outstanding, or 7.5% of Metropolitan's total loan portfolio, against available lines on existing business loans totalling $73.0 million. Metropolitan's business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, Metropolitan's business lending has been limited to borrowers headquartered, or doing business in, Metropolitan's retail market area. These loans are generally adjustable interest rates at some margin over the prime interest rate and some may be guaranteed by the Small Business Administration.

         The following table sets forth information regarding the number and amount of Metropolitan's business loans as of December 31, 1997:

                                                                                   TOTAL
                                                              NUMBER                LOAN               OUTSTANDING
                                                             OF LOANS            COMMITMENT         PRINCIPAL BALANCE
                                                             --------            ----------         -----------------
                                                                        (Dollars in thousands)
LOANS SECURED BY:
 Accounts receivable, inventory and equipment                    194                $39,025               $28,705
 Second lien on real estate                                       36                  6,977                 5,805
 First lien on real estate                                        35                 23,064                19,915
 Specific equipment and machinery                                 25                  1,843                 1,843
 Titled vehicles                                                  31                    705                   705
 Stocks and bonds                                                  5                    227                    77
 Certificates of deposit                                           3                    196                   110
UNSECURED LOANS                                                   18                  1,011                   336
                                                                 ---                -------               -------
  Total                                                          347                $73,048               $57,496
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


SECONDARY MARKET ACTIVITIES

         In addition to originating loans for its own portfolio, Metropolitan participates in secondary mortgage market activities by selling whole loans, as well as creating mortgage-backed securities, with the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). Secondary market sales allow Metropolitan to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which Metropolitan does not choose to originate for its own portfolio. Metropolitan's primary focus in its mortgage banking operations is on the sale of fixed rate one- to four-family residential mortgage loans.

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

         The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and Metropolitan's relationship with the institutional investor. In the case of one- to four-family residential loans, Metropolitan periodically obtains formal commitments primarily with FHLMC and FNMA. Pursuant to these commitments, FHLMC or FNMA is obligated to purchase a specific dollar amount of whole loans over a specified period of time. The terms of the commitments range from ten to sixty days. The pricing will vary, depending upon the length of each commitment. Loans are classified as held for sale while Metropolitan is negotiating the sale of specific loans which meet selected criteria to a specific investor.

         During the third quarter of 1997, Metropolitan completed the securitization of $93.0 million of multifamily loans with FNMA under a newly developed program which uses insurance to provide the credit enhancement necessary to achieve a AAA rating. The loans are serviced as mortgage-backed securities for FNMA. Up to this point, Metropolitan has retained ownership of the securities in that portfolio. In addition to resulting in a decrease in loans receivable and a related increase in mortgage-backed securities, the securitization has had several other benefits to Metropolitan, including the following: i) improvement in the credit risk profile of the Bank's balance sheet by converting whole loans into mortgage-backed securities guaranteed by FNMA;
ii) reduction of the required level of risk-based capital; and iii) addition of high quality collateral which can be pledged for borrowings in the secondary market to fund future loan growth.

         Metropolitan also sells whole loans or participations in multifamily and commercial real estate loans to private investors and retains the right to service the loans. The majority of Metropolitan's sales of multifamily and commercial real estate loans are made pursuant to individually negotiated whole loan or participation sales agreements for individual loans or for a package of such loans. During 1997, Metropolitan sold $9.9 million of multifamily and commercial real estate participations. The Bank may seek out a participant when a loan would otherwise exceed the loan-to-one borrower limit. Other loans have been sold to manage geographic concentration or interest rate risk. In addition, Metropolitan sells multifamily and commercial real estate loans that were purchased under a loan option program. See "--Loan Option Income."

LOAN SERVICING ACTIVITIES

     At December 31, 1997, Metropolitan's overall servicing portfolio was $1.6 billion. Of that amount, loans serviced for others totalled $1.2 billion. The following table summarizes the portfolio by investor and source:

                                                          ORIGINATED              PURCHASED         PORTFOLIO
                                                           SERVICING              SERVICING         SERVICING               TOTAL
                                                           ---------              ---------         ---------               -----
                                                                                     (Dollars in thousands)
One-to Four-family:
 Metropolitan portfolio                                                                               $138,099           $  138,099
 FHLMC                                                      $178,751               $469,465                                 648,216
 FNMA                                                         55,974                321,013                                 376,987
 Private investors                                                                   10,050                                  10,050
                                                            --------               --------           --------           ----------
   Total One- to Four-family                                 234,725                800,528            138,099            1,173,352
                                                            --------               --------           --------           ----------
Multifamily and Commercial:
 Metropolitan portfolio                                                                                303,961              303,961
 FHLMC                                                         4,925                  3,676                                   8,601
 FNMA                                                        107,057                 23,340                                 130,397
 Private investors                                            13,339                  2,705                                  16,044
                                                            --------               --------           --------           ----------
   Total Multifamily and Commercial                          125,321                 29,721            303,961              459,003
                                                            --------               --------           --------           ----------
     Total                                                  $360,046               $830,249           $442,060           $1,632,355
                                                            ========               ========           ========           ==========

         Metropolitan generally services the loans that it originates. When Metropolitan sells loans to an investor, such as FHLMC or FNMA, it generally retains the servicing rights for the loans. Servicing fee income is generated from the loans sold to investors. In order to further increase Metropolitan's servicing fee income, the Bank has aggressively pursued purchases of servicing portfolios from other originating institutions. These purchased servicing portfolios are primarily FHLMC and FNMA single family loans that are geographically located within the eastern half of the nation. At December 31, 1997, Metropolitan's purchased servicing portfolio was $830.2 million and the related balance of purchased mortgage servicing rights was $7.7 million.

         Approximately 72.9% of the overall servicing portfolio (by dollar volume) is comprised of loans sold to investors, primarily FHLMC and FNMA. Metropolitan receives fee income for servicing these sold loans at various percentages based upon unpaid principal balances of the loans serviced. Servicing fees are collected and retained by Metropolitan out of monthly mortgage payments.

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

LOAN OPTION INCOME

         During 1995, Metropolitan developed a program to purchase loans and sell loan options in order to take advantage of its underwriting capabilities, increase net interest income and increase non-interest income. In these transactions, Metropolitan purchases loans and sells nonrefundable options to a third party to purchase these same loans at a specified price within a specified time period. The Bank, prior to purchasing the loans that will be subject to the options, utilizes an underwriting process with substantially the same standards as in its origination process. In the event the option is not exercised, Metropolitan would sell the underlying loans or transfer them to the Bank's portfolio at its fair value at the date of the transfer. A nonrefundable option fee is negotiated based on a percentage of the principal amount of the loans involved. The third party acquiring the option is a loan broker who markets the loans to potential buyers who may be willing to pay a higher price for the loans. To date, Metropolitan has entered into these option transactions with one loan broker. At December 31, 1997, there were no loans held for sale in connection with outstanding options and $320,000 has been recognized in income in connection with these loan options during the year then ended.

LOAN DELINQUENCIES AND NONPERFORMING ASSETS

         When a borrower fails to make a required payment on a loan, Metropolitan attempts to cause the delinquency to be cured by contacting the borrower. In the case of real estate loans, a late notice is sent 15 days after the due date. If the delinquency is not cured by the 30th day, contact with the borrower is made by phone. Additional written and verbal contacts are made with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 90 days, Metropolitan usually institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by Metropolitan. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made when the payment is 10 days past due and appropriate action may be taken to collect any loan payment that is delinquent for more than 30 days. Metropolitan's procedures for collection efforts, repossession and sale of consumer collateral are subject to various requirements under state and federal consumer protection laws.

         The following table sets forth information concerning delinquent loans at December 31, 1997, in dollar amounts and as a percentage of each category of Metropolitan's loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                    LOANS DELINQUENT FOR:
                                        60-89 DAYS                     90 DAYS AND OVER             TOTAL DELINQUENT LOANS
                                        ----------                     ----------------             ----------------------

                                                  PERCENT OF                          PERCENT OF                   PERCENT OF
                            NUMBER       AMOUNT  LOAN CATEGORY    NUMBER   AMOUNT   LOAN CATEGORY    NUMBER  AMOUNT  LOAN CATEGORY
                            ------       ------  -------------  ------    ------    -------------    ------  ------  --------
                                                                           (Dollars in thousands)
Real Estate
 One- to four-family           6      $   460       0.31%          5      $   792      0.53%            11   $1,252    0.84%
 Multifamily
 Commercial                                                        3          198      0.11              3      198     0.11
 Construction and land
Consumer                      83          821       1.20         324        1,946      2.84            407    2,767     4.04
Business                       1          239       0.42           6          211      0.37              7      450     0.79
                              --       ------                    ---       ------                      ---   ------
  Total                       90       $1,520       0.20%        338       $3,147      0.41%           428   $4,667     0.61%
                              ==       ======                    ===       ======                      ===   ======

          Nonperforming assets include all nonaccrual loans, loans past due greater than 90 days still accruing and real estate owned. Interest is not accrued on loans contractually past due 90 days or more as to interest or principal payments and as to which payment of principal and interest in full is not expected unless in the judgment of management the loan is well secured, and no loss in principal or interest is expected.

          When a loan reaches nonaccrual status, interest accruals are discontinued and prior accruals are reversed. The classification of a loan on nonaccrual status does not necessarily indicate that the principal is uncollectible in whole or in part. A determination as to collectibility is made by the management of Metropolitan on a case-by-case basis. Metropolitan considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to these steps is made on a case-by-case basis. Alternatives that are considered are commencing foreclosure, collecting on guarantees, restructuring the loan or instituting collection lawsuits.

The following table summarizes non-performing assets by category as of the dates indicated.

                                                                          AT DECEMBER 31,
                                                     1997            1996              1995            1994            1993
                                                     ----            ----              ----            ----            ----
                                                                       (Dollars in thousands)
Nonaccruing loans
 One-to four-family                               $   792         $   950           $   293         $   337         $   475
 Multifamily                                                          871             2,138           1,585             549
 Commercial real estate                               198           2,032               391             150             691
 Construction and land development                                                       15              15           1,051
 Consumer                                           1,562             802               266             153              53
 Business                                             211             268
                                                   ------          ------            ------          ------          ------
  Total nonaccruing loans                           2,763           4,923             3,103           2,240           2,819
Loans past due greater than 90
  days still accruing                                 384             271               204             128             277
                                                   ------          ------            ------          ------          ------
  Total nonperforming loans                         3,147           5,194             3,307           2,368           3,096
Real estate owned                                   2,037             177               258              53             941
                                                   ------          ------            ------          ------          ------
  Total nonperforming assets                       $5,184          $5,371            $3,565          $2,421          $4,037
                                                   ======          ======            ======          ======          ======

Nonperforming loans to total loans                  0.44%           0.80%             0.69%           0.55%           1.08%
Nonperforming assets to total
  assets                                            0.56%           0.70%             0.60%           0.51%           1.08%

          For the years ended December 31, 1997 and 1996, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $151,000 and $439,000, respectively. The amounts that were included in interest income on such loans were $132,000 and $85,000 for the years ended 1997 and 1996, respectively.

          Nonperforming assets were $5.2 million at December 31, 1997, a decrease of $0.2 million from $5.4 million at December 31, 1996. During the same period, total net loans receivable increased $64.1 million to $707.9 million at December 31, 1997. Also during 1997, nonaccrual loans decreased $2.2 million to $2.8 million, while at the same time, real estate owned increased $1.9 million to $2.0 million. This reflects the progression of nonperforming loans at December 31, 1996 to real estate owned during 1997. Two properties accounted for the majority of this increase, a strip shopping center in the Philadelphia, Pennsylvania area valued at $1.0 million and a commercial condominium warehouse near Chicago, Illinois valued at $0.5 million. Metropolitan is actively marketing both properties through local real estate agents and no losses are expected. At December 31, 1997, all loans classified by management as impaired were included in nonperforming loans.

          Nonperforming consumer loans increased to $1.6 million in 1997 due in part to the acquisition of subprime consumer loans. These loans are secured by manufactured housing or are unsecured. The yield on this portfolio is substantially higher to compensate for the increased costs of collection and the cost to carry nonperforming loans. Management expects a higher level of nonperforming consumer loans to continue due to this portfolio.

          At December 31, 1997, Metropolitan had potential problem loans totalling $4.9 million which were classified by management as substandard and were not included in the table above. Although these loans were current or not seriously delinquent, there is some unfavorable development involving each loan which, if not corrected, could result in the loan changing to nonaccrual status and/or a loss being incurred. Metropolitan is in contact with these borrowers and monitors their status closely. The largest loan in that category was a $4.0 million participation in a $9.0 million loan secured by a water park in Southern California. The loan was 30 days past due at December 31, 1997 and the borrower is in the process of refinancing the loan and obtaining additional working capital. If the borrower does not refinance this property with another lender, then the borrower's ability to repay the loan will be contingent on the operating success of the park during 1998, its first full year of operation.


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

          The following table sets forth an allocation of the allowance for losses on loans among categories as of the dates indicated based on Management's estimate of possible losses that are currently anticipated based largely on past loss experience. Since the factors influencing such estimates are subject to change over time, management believes that any allocation of the allowance for losses on loans into specific categories lends an appearance of precision which does not exist. In practice, the allowance is utilized as a single unallocated allowance available for all loans. The allowance can also be reallocated among different loan categories if actual losses differ from expected losses and based upon changes in management's expectation of future losses. The following allocation table should not be interpreted as an indication of the actual amounts or the relative proportion of future charges to the allowance.



                               1997                1996                      1995                    1994
                               ----                ----                       ---                    ----
                                  PERCENT OF           PERCENT OF                PERCENT OF              PERCENT OF
                                     EACH                EACH                       EACH                    EACH
                                  CATEGORY TO          CATEGORY TO               CATEGORY TO             CATEGORY TO
                         AMOUNT   TOTAL LOANS AMOUNT   TOTAL LOANS   AMOUNT      TOTAL LOANS  AMOUNT      TOTAL LOANS
                         ------   ------------------   -----------   ------      -----------  ------      -----------

                                                                                (Dollars in thousands)

One-to four-family     $    237       19.8%  $    228       17.1%   $    172         15.2%   $    189         25.2%

Multifamily                 482       25.4      1,020       40.8         887         45.8         733         41.9

Commercial real
  estate                  1,400       23.0        937       20.3         676         21.5         358         18.6

Construction and
  land                      353       15.3        193       10.5         167          9.5          99          8.5

Consumer                  2,132        9.0      1,182        7.9         512          6.3         340          5.8

Business                    456        7.5        197        3.4          74          1.7           1

Unallocated                 562                   418                    277                      191
                       --------   -----  ------------      -----    --------        -----    --------        -----
Total                  $  5,622   100.0% $      4,175      100.0%   $  2,765        100.0%   $  1,911        100.0%
                       ========   =====  ============      =====    ========        =====    ========        =====




                               1993
                                ----
                                     PERCENT OF
                                       EACH
                                    CATEGORY TO
                        AMOUNT      TOTAL LOANS
                        ------      -----------



One-to four-family     $     93         16.0%

Multifamily                 494
                                        53.2
Commercial real
  estate                    314
                                        17.5
Construction and
  land                       90
                                         9.9
Consumer                    124
                                         3.4
Business

Unallocated                 124
                       --------        -----
Total                  $  1,239        100.0%
                       ========        =====

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

                                                                  YEAR ENDED DECEMBER 31,
                                              1997              1996            1995               1994              1993
                                              ----              ----            ----               ----              ----
                                                                   (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD
                                            $4,175            $2,765          $1,911             $1,239            $  725
Charge-offs:
 One- to four-family                            32                22              23                 23                50
 Multifamily                                   494               119                                 64               100
 Commercial real estate                                                           27                                   74
 Construction and land
 Consumer                                      363                95              56                 14                 5
 Business                                       10
                                            ------            ------          ------             ------            ------
  Total charge-offs                            899               236             106                101               229
                                            ------            ------          ------             ------            ------
Recoveries:
 One- to four-family                                                               1                  1                 3
 Multifamily                                                                                          6
 Commercial real estate
 Construction and land
 Consumer                                        6                11
 Business
                                            ------            ------          ------             ------            ------
Total recoveries                                 6                11               1                  7                 3
                                            ------            ------          ------             ------            ------
Net charge-offs                                893               225             105                 94               226
Provision for loan losses                    2,340             1,635             959                766               740
                                            ------            ------          ------             ------            ------
BALANCE AT END OF PERIOD                    $5,622            $4,175          $2,765             $1,911            $1,239
                                            ======            ======          ======             ======            ======
Net charge-offs to average
  loans                                      0.13%             0.04%           0.02%              0.03%             0.09%
Provision for loan losses to
  average loans                              0.35%             0.28%           0.21%              0.21%             0.29%
Allowance for losses on loans
  to total non-performing loans            108.47%            77.73%          83.61%             80.70%            40.02%
  at end of period
Allowance for losses on loans
  to total loans at end of period            0.79%             0.64%           0.57%              0.45%             0.43%

INVESTMENT PORTFOLIO

         Metropolitan maintains its investment portfolio in accordance with policies adopted by the Board of Directors that consider the regulatory requirements and restrictions which dictate the type of securities that can be held. As a member of the Federal Home Loan Bank ("FHLB") System, the Bank is required to hold a minimum amount of FHLB stock based upon asset size and mix. As the Bank grows, management anticipates this investment will increase.

         The following table summarizes the amounts and the distribution of Metropolitan's securities held as of the dates indicated:

                                                                                      AT DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                       1997                1996                1995
                                                                       ----                ----                ----
                                                                                (Dollars in thousands)
SECURITIES :
 Mutual funds                                                         $  1,706           $  2,009             $10,364
 Tax-exempt bond                                                         4,740
 U.S. Treasury securities                                                                   6,065              12,442
 FNMA preferred stock                                                                       5,100
 FHLB stock                                                              5,350              3,989               3,569
                                                                        ------             ------              ------
  Total                                                                $11,796            $17,163             $26,375
                                                                       =======            =======             =======
OTHER INTEREST-EARNING ASSETS:
 Interest-bearing deposits with banks                                   $1,961             $2,745              $4,788
 Term repurchase agreements                                              6,397              6,000
                                                                        ------             ------              ------
  Total                                                                 $8,358             $8,745              $4,788
                                                                        ======             ======              ======

         The following table sets forth the contractual maturities and approximate weighted average yields of Metropolitan's securities at December 31, 1997.

                                                          DUE IN
                                    ----------------------------------------------------
                                        ONE YEAR OR LESS         MORE THAN TEN YEARS                   TOTAL
                                                                 (Dollars in thousands)
Mutual Funds                                 $1,706                                                    $1,706
Tax-exempt bond                                                          $4,740                         4,740
FHLB stock                                    5,350                                                     5,350
                                             ------                      ------                       -------
  Total                                      $7,056                      $4,740                       $11,796
                                             ======                      ======                       =======

Weighted average yield                         6.86%                       7.75%                         7.22%

MORTGAGE-BACKED SECURITIES PORTFOLIO

         The following table sets forth Metropolitan's mortgage-backed securities portfolio at the dates indicated. All mortgage-backed securities are classified as available for sale.

                                                                          AT DECEMBER 31,
                                                       -------------------------------------------------
                                                               1997              1996              1995
                                                               ----              ----              ----
                                                                          (Dollars in thousands)
FNMA pass-through certificates                              $97,146           $19,775           $22,549
GNMA pass-through certificates                                8,037             9,700            11,348
FHLMC participation certificates                             37,714            26,713             4,715
Other                                                           270               484               543
                                                           --------           -------           -------
  Total                                                    $143,167           $56,672           $39,155
                                                           ========           =======           =======

      The following table sets forth the contractual maturities and approximate weighted average yields of Metropolitan's mortgage-backed securities at December 31, 1997.

                                                                       DUE IN
                                              ---------------------------------------------------------
                                                ONE YEAR TO
                                                 FIVE YEARS     FIVE TO TEN YEARS     OVER TEN YEARS           TOTAL
                                                                         (Dollars in thousands)
FNMA pass-through certificates                        $  9,880             $78,420            $  8,846        $  97,146
GNMA pass-through certificates                             108                   7               7,922            8,037
FHLMC participation certificates                        19,274                                  18,440           37,714
Other                                                                                              270              270
  Total available for sale                             $29,262             $78,427             $35,478         $143,167

Weighted average yield                                   7.00%               7.30%               7.09%             7.18%


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

         Checking Accounts. Metropolitan offers two interest-bearing checking and one noninterest-bearing checking account for consumers. The non-interest checking requires no minimum balance and has no monthly service fees. The rate paid on the interest checking account is dependent upon the balance in the account. Monthly service charges can be waived on personal interest-bearing checking accounts by maintaining either a $1,000 minimum balance or greater than $5,000 minimum balance in another deposit account or establishing a direct deposit relationship. All accounts have no minimum maturity or penalty for early withdrawal and no restrictions on the size and frequency of the withdrawals or additional deposits. Metropolitan regularly reviews the interest rate paid on the interest-bearing checking accounts and adjusts the rate based on cash flow projections and market interest rates.

         In connection with loan servicing activities, Metropolitan maintains custodial checking accounts for principal and interest payments collected for investors monthly and for tax and insurance escrow balances. This remains a recurring but relatively short-term source of funds for the Bank given the level of loans serviced for others.

         Metropolitan offers a commercial checking account that is noninterest bearing and is assessed monthly service charges based upon transaction activity levels.

         Certificates of Deposit. Metropolitan offers fixed rate, fixed term certificates of deposit. Terms are from seven days to five years, and there are no regulatory rate ceilings. Certificates of deposit require a penalty for withdrawal prior to maturity dates. These accounts generally bear the highest interest rates of any deposit product offered by Metropolitan. Interest rates offered on certificates of deposit are regularly reviewed and adjusted based on cash flow projections and market interest rates.

      Metropolitan has from time to time accepted certificates of deposit from out-of-state individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At December 31, 1997, approximately $57.7 million of certificates of deposits, or 12.1% of Metropolitan's certificate of deposit accounts, were held by these individuals and entities.

     Individual Retirement Accounts ("IRA"). Metropolitan offers IRAs. Funds may be invested in a passbook account or any certificate of deposit offered by Metropolitan.

         The following table sets forth information regarding trends in Metropolitan's average deposits for the periods indicated.

                                                                                                 DECEMBER 31,
                                           ---------------------------------------------------------------------------------

                                                            1997                                     1996
                                             -----------------------------------      -------------------------------------
                                                                                            (Dollars in thousands)
                                             Average     Percent of                      Average     Percent of
                                              Amount        Total      Rate Paid          Amount        Total      Rate Paid
                                              ------        -----      ---------          ------        -----      ---------
Noninterest-bearing demand deposits(1)         $ 38,837         5.8%                    $ 31,248         5.5%
Interest bearing deposits:
 Demand deposits                                 39,965          5.9      2.66%           36,273          6.4         2.64%
 Savings deposits                               170,362         25.2      4.56%          169,866         30.2         4.79%
 Time deposits                                  426,450         63.1      5.93%          325,960         57.9         5.83%
                                                -------       ------                     -------       ------
   Total interest-bearing deposits              636,777         94.2      5.36%          532,099         94.5         4.97%
                                                -------       ------                     -------       ------
     Total average deposits                    $675,614       100.0%                    $563,347       100.0%
                                                =======       =====                      =======       =====


                                                            DECEMBER 31,
                                          --------------------------------------

                                                          1995
                                           --------------------------------------

                                             Average      Percent of
                                             Amount          Total       Rate Paid
                                             ------          -----       ---------
Noninterest-bearing demand deposits(1)     $  24,636          5.3%
Interest bearing deposits:
 Demand deposits                              37,695           8.1         2.57%
 Savings deposits                            118,475          25.5         4.76%
 Time deposits                               283,186          61.1         5.98%
                                             -------        ------
   Total interest-bearing deposits           439,356          94.7         5.07%
                                             -------        ------
     Total average deposits                 $463,992        100.0%
                                             =======        =====








(1) Includes principal and interest custodial accounts and taxes and insurance custodial accounts for loans serviced for FHLMC, FNMA and private investors.

     Deposits increased 18.6% to $737.8 million at December 31, 1997 consistent with the overall growth of the Bank. The growth was primarily in time deposits which increased 27.3% to $478.0 million. During the same period, the Bank experienced overall growth in other types of savings accounts.

     The following table shows rate and maturity information for Metropolitan's certificates of deposit as of December 31, 1997.

                                            2.00-4.99%          5.00-6.99%          7.00-8.99%        TOTAL    PERCENT OF TOTAL
                                            ----------          ----------          ----------        -----    ----------------
                                                                    (Dollars in thousands)
CERTIFICATE  ACCOUNTS  MATURING IN
QUARTER ENDING:
March 31, 1998                                  $4,910            $105,548             $ 1,650     $112,108         23.5%
June 30, 1998                                      138             100,797                 335      101,270          21.2
September 30, 1998                                  11              52,568                           52,579          11.0
December 31, 1998                                   17              49,763                  50       49,830          10.4
March 31, 1999                                      54              65,906                 478       66,438          13.9
June 30, 1999                                       21              35,829                  71       35,921           7.5
September 30, 1999                                                   4,679                            4,679           1.0
December 31, 1999                                                   23,678               1,552       25,230           5.3
March 31, 2000                                                       1,999               4,996        6,995           1.5
June 30, 2000                                                        4,512                  27        4,539           0.9
September 30, 2000                                                     803               7,916        8,719           1.8
December 31, 2000                                                    2,312               1,121        3,433           0.7
Thereafter                                                           5,402                 882        6,284           1.3
                                                ------            --------             -------     --------         -----
 Total                                          $5,151            $453,796             $19,078     $478,025         100.0%
                                                ======            ========             =======     ========         =====

Percent of total                                  1.1%               94.9%                4.0%       100.0%




          The following table sets forth the remaining maturity for time deposits of $100,000 or more at the date indicated.

                                                       DECEMBER 31, 1997
                                                       -----------------
                                                  (Dollars in thousands)
Three months or less                                     $18,142
Over three through six months                             16,197
Over six through twelve months                            18,210
Over twelve months                                        34,335
                                                         -------
  Total                                                  $86,884
                                                         =======

          In addition to deposits, Metropolitan relies on borrowed funds. The following describes Metropolitan's current borrowings:

          Subordinated Note Offerings. In 1993 and early 1994, Metropolitan issued subordinated notes with an aggregate principal balance of $4.9 million through a private placement offering ("1993 subordinated notes"). The interest rate on the 1993 subordinated notes is 10%, which is paid quarterly and principal will be repaid when the notes mature on December 31, 2001. Metropolitan may redeem the 1993 subordinated notes, in whole or in part, at any time by paying the outstanding principal amount plus accrued interest and a prepayment premium. The prepayment premium was 10% of the principal amount prepaid if such prepayment was made during the first year following the issuance of the 1993 subordinated notes and the prepayment premium reduces 1% for each year the 1993 subordinated notes are outstanding. If the 1993 subordinated notes are prepaid more than seven years after issuance, the prepayment premium is 3%. The 1993 subordinated notes may also be repurchased in privately negotiated transactions. The 1993 subordinated notes are unsecured.

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

          Line of Credit. In October 1996, the Corporation amended an existing line of credit agreement with the Huntington National Bank ("The Huntington Loan Agreement"). The Huntington Loan Agreement is a revolving line of credit for the first 24 month period and then it converts to a 36 month term note. The maximum permitted borrowing amount is $4.0 million. The terms of the Huntington Loan Agreement require interest only payments for 24 months, then quarterly principal payments based on a 60-month amortization with a balloon payment due in May 2001. The interest rate during the first 24 months is tied to LIBOR or Huntington National Bank prime at Metropolitan's option. After conversion to a term loan in May 1998, the interest rate is prime. As collateral for the Huntington Loan Agreement, Mr. Kaye, Chairman and Chief Executive Officer of Metropolitan, has agreed to pledge a portion of his shares of Common Stock of Metropolitan in an amount at least equal in value to 200% of any outstanding balance. At December 31, 1997, the outstanding balance under the Huntington Loan Agreement was $1.5 million.

          FHLB Advances. The FHLB makes funds available for housing finance to eligible financial institutions like Metropolitan. The FHLB generally limits advances to 25% of assets with a total borrowing limit of 40% of assets from all borrowing sources. Advances are collateralized by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 150% of the advance amount, specifically identified mortgage loans at 125% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101-110% of the advance amount. FHLB stock owned by the Bank is pledged as additional collateral but is not available as primary collateral. The aggregate balance of assets pledged as collateral for FHLB advances at December 31, 1997 was $147.0 million.

          Reverse Repurchase Agreements. From time to time the Bank borrows funds by using its investment or mortgage-backed securities to issue reverse repurchase agreements. This type of borrowing provides an alternative source of funds to FHLB borrowings and at times, more favorable rates. The aggregate balance of mortgage-backed securities pledged as collateral for reverse repurchase agreements at December 31, 1997 was $77.8 million.

          The following table sets forth the maximum month-end balance of borrowings during the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                        1997                   1996                  1995
                                   ----------------       ---------------      ------------------
                                                      (DOLLARS IN THOUSANDS)
MAXIMUM MONTH-END BALANCE:
FHLB advances                              $73,700               $75,150                $51,000
Term loan                                                                                 3,280
Qualifying subordinated debt                                                              1,200
1993 subordinated notes                      4,874                 4,874                  4,874
1995 subordinated notes                     14,000                14,000                 14,000
Line of credit                               4,000                                        5,000
Reverse repurchase agreements               74,496                23,500                  9,000

The following table sets forth the average balance during the periods indicated, end of period balances at the date indicated, and interest rates during the period then ended.

                                                                            YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                              1997                   1996                  1995
                                                         ----------------       ---------------      ------------------
                                                                            (Dollars in thousands)
AVERAGE BALANCE:
FHLB advances                                                    $59,325               $50,546                $28,467
Term Loan                                                                                                         485
Qualifying Subordinated Debt                                                                                      923
1993 subordinated notes                                            4,874                 4,874                  4,874
1995 subordinated notes                                           14,000                14,000                    690
Line of credit                                                       114                                        3,834
Reverse repurchase agreements                                     38,843                 4,480                  7,591
ENDING BALANCE:
FHLB advances                                                    $41,000               $59,500                $28,000
Term loan
Qualifying subordinated debt
1993 subordinated notes                                            4,874                 4,874                  4,874
1995 subordinated notes                                           14,000                14,000                 14,000
Line of credit                                                     1,500
Reverse repurchase agreements                                     74,496                23,500
WEIGHTED AVERAGE INTEREST RATE:
FHLB advances                                                      5.65%                 5.43%                  6.18%
Term Loan                                                                                                        8.79
Qualifying Subordinated Debt                                                                                    11.78
1993 subordinated notes                                            10.47                 10.47                  10.47
1995 subordinated notes                                            10.48                 10.48                  10.48
Line of credit                                                      8.98                                         8.67
Reverse repurchase agreements                                       5.73                  5.61                   6.10




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

EMPLOYEES

          At December 31, 1997, Metropolitan had a total of 281 employees, including part-time employees. The Corporation's employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.


ADDITIONAL INFORMATION INCORPORATED BY REFERENCE

          Additional information required by Guide 3 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Five Year Summary of Selected Data of the Annual Report.


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

METROPOLITAN

          As a savings and loan holding company, Metropolitan is subject to certain restrictions with respect to its activities and investments. Among other things, Metropolitan is generally prohibited, either directly or indirectly, from acquiring control of any other savings association or savings and loan holding company, without prior approval of the OTS, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary of Metropolitan.

       Similarly, OTS approval must be obtained prior to any person's acquiring control of the Bank or Metropolitan. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the institution or the holding company. Control is rebuttably presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock (or 25% of any class of stock) and is subject to any certain specified "control factors."


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

          The Omnibus Bill also requires the repayment of Financing Corporation ("FICO") bonds to be shared by both SAIF- and BIF-insured institutions. Prior to the enactment of this legislation, only a portion of the SAIF assessment was used to repay the $780 million in annual FICO interest payments. However, as of January 1, 1997, BIF institutions are required to pay a portion of the FICO interest payments, as well. For the first three years, the BIF assessment rates for FICO payments are 20% of those for SAIF institutions. Thus, SAIF institutions, such as the Bank, will continue to be subject to a greater burden than BIF institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.44 basis points on SAIF deposits and 1.29 basis points on BIF deposits. However, after January 1, 2000, assessments on BIF-insured institutions will be made on the same basis as SAIF-insured institutions. It is estimated that the payments of such assessments will be 2.43 basis points on deposits. It is important to note that these assessments are only for FICO interest payments and that further premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25% reserve ratio.

          In addition, the Omnibus Bill requires the merger of the BIF and SAIF into a single insurance fund no later than January 1, 1999 if there are no savings associations at that date. In connection with the merger of the BIF and the SAIF, SAIF-insured institutions could be forced to convert to state bank charters or national bank charters. If such a proposal became law, the Corporation would become a bank holding company and be subject to regulation by the Federal Reserve Board, which imposes capital requirements on bank holding companies. The Corporation is not currently subject to capital requirements.

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

          Each bank regulatory agency and the OTS review each of their capital standards every two years to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds. Each bank regulatory agency and the OTS revise each of their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of non-traditional activities.

          At December 31, 1997, the Bank complied with each of the tangible capital, the core capital and the risk-based capital requirements. The following table presents the Bank's regulatory capital position at December 31, 1997.

                                                                           PERCENT OF
                                                        AMOUNT         REGULATORY ASSETS(1)
                                                        ------         -------------------
                                                            (Dollars in thousands)
Tangible capital                                        $49,901                  5.43%
Tangible capital requirement                             13,777                  1.50
                                                        -------                  ----
Excess                                                  $36,124                  3.93%
                                                        =======                  ====

Core capital                                            $50,215                  5.47%
Core capital requirement(2)                              36,738                  4.00
                                                        -------                  ----
Excess                                                  $13,477                  1.47%
                                                        =======                  ====

Risk-based capital                                      $54,343                  8.39%
Risk-based capital requirement                           51,836                   8.00
                                                        -------                  ----
Excess                                                  $ 2,507                  0.39%
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

          Restrictions on Dividends and Other Capital Distributions. Savings association subsidiaries of holding companies generally are required to provide their OTS Regional Director not less than thirty days' advance notice of any proposed declaration of a dividend on the association's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

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

          A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce the association's "surplus capital ratio" (the excess over its fully phased-in capital requirement) to one-half of its surplus capital ratio at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory non-objection. A Tier 2 Institution may, after prior notice but without the approval of the OTS, make capital distributions in accordance with the following schedule: if the association's capital satisfies the risk-based capital standard applicable to the association as of January 1, 1993, the association may make distributions up to 75% of its net income over the most recent four-quarter period, and, if the association's capital satisfies the risk-based capital standard applicable as of January 1, 1991, it may make distributions up to 50% of its net income over the most recent four-quarter period. A Tier 3 Institution is not authorized under the regulation to make any capital distributions unless it receives prior written approval from the OTS or in accordance with the express terms of an approved capital plan.

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

          Liquidity. Federal regulations currently require savings associations to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 4% of the ending or average daily balance of deposit accounts with maturities less than a year plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings associations. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. At December 31, 1997, the liquidity ratio of the Bank was 14.6%, which exceeded the applicable requirement.

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

          A savings association's failure to remain a QTL may result in: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. If a savings institution that is a subsidiary of a savings and loan holding company fails to regain QTL status within one year of its loss of such status, the holding company must register as and will be deemed to be a bank holding company subject to, among other things, the business activity restrictions and capital regulations of the Bank Holding Company Act.

          The Bank's qualified thrift investments were in excess of 69.2% of its portfolio assets as of December 31, 1997.

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

          Ohio law authorizes Ohio-chartered associations to, among other things: (i) invest up to 15% of assets in the capital stock, obligations and other securities of service corporations organized under the laws of Ohio, and an additional 20% of net worth may be invested in loans to majority owned service corporations; (ii) invest up to 10% of assets in corporate equity securities, bonds, debentures, notes, or other evidence of indebtedness; (iii) exceed limits otherwise applicable to certain types of investments (other than investments in service corporations) by between 3% and 10% of assets, depending upon the level of the institution's permanent stock, general reserves, surplus and undivided profits; and (iv) invest up to 15% of assets in any loans or investments not otherwise specifically authorized or prohibited, subject to authorization by the institution's board of directors.

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


ITEM 2.     PROPERTIES

          Metropolitan's corporate headquarters, which is leased under a long-term lease agreement, is located at 6001 Landerhaven Drive, Mayfield Heights, Ohio 44124. The Bank operates fifteen branch locations, seven of which are leased under long-term lease agreements with various parties. The other eight branches, located in Cleveland, Euclid, Willoughby Hills, Mayfield Heights, Macedonia, Cleveland Heights, Hudson, and Aurora, are owned by Metropolitan. In addition, Metropolitan owns land in Twinsburg, Auburn, Stow, and Medina, and land and a building in Willoughby, as planned sites for future full service retail offices. The Bank also leases office space for its loan production offices in Detroit, Cincinnati, North Olmsted, and Pittsburgh.


ITEM 3.     LEGAL PROCEEDINGS

          The Corporation is involved in various legal proceedings incidental to the conduct of its business. The Corporation does not expect that any such proceedings will have a material adverse effect on the Corporation's financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the shareholders of the Corporation during the fourth quarter of the fiscal year covered by this Report, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

          Metropolitan's Common Stock, no par value ("Common Stock"), the only outstanding class of equity securities of Metropolitan, is traded on the Nasdaq National Market System. There are 20,000,000 shares of Common Stock authorized and 7,051,270 shares issued and outstanding. The first day of trading in the Corporation's Common Stock was October 29, 1996. Prior to this date, no trading occurred in the Corporation's Common Stock. Detailed in the table below is the quarterly high and low price for the Corporation's Common Stock during 1997 (adjusted for a two-for-one split completed in the fourth quarter of fiscal
1997):

                                             High              Low
Fourth quarter 1996                       $  5.75           $ 5.13
First quarter 1997                           5.63             5.38
Second quarter 1997                          8.25             5.38
Third quarter 1997                          10.13             7.88
Fourth quarter 1997                         16.25             9.50

          Metropolitan paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. In addition, the terms of the 1993 Subordinated Notes, which mature December 31, 2001, prohibit the Corporation from paying any cash dividend while the 1993 Subordinated Notes are outstanding. The Indenture dated as of December 1, 1995 between the Corporation and Boatmen's Trust Company (currently Bank of New York, as successor trustee) covering the 1995 Subordinated Notes and the Huntington Loan Agreement prohibit the Corporation from paying a dividend or other distribution on its equity securities unless the Corporation's ratio of tangible equity to total assets exceeds 7%.

          The approximate number of record common shareholders at March 2, 1998 was 1,123. Robert M. Kaye, previously the sole shareholder, controls 5,467,270 shares or 77.5% of the amount outstanding.


ITEM 6.     SELECTED FINANCIAL DATA

          Information in response to this item is set forth in the sections captioned FIVE YEAR SUMMARY OF SELECTED DATA on pages 5 and 6 of the Corporation's 1997 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information in response to this item is set forth in the section captioned MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS on pages 7 through 20 of the Corporation's 1997 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information in response to this item is set forth in the section captioned Quantitative and Qualitative Disclosures About Market Risk on pages 17 through 19 of the Corporation's 1997 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements together with the report thereon of Crowe, Chizek and Company LLP, dated February 20, 1998, appearing on pages 22 through 51 of the Corporation's 1997 Annual Report to Shareholders under the sections captioned REPORT OF INDEPENDENT AUDITORS , CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, OPERATIONS, SHAREHOLDERS' EQUITY, AND CASH FLOWS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required in response to this item is set forth in the sections captioned ELECTION OF DIRECTORS through and including the subsection captioned Executive Officer Who is Not a Director on pages 1 through 4, and section 16(a) Beneficial Ownership Reporting Compliance on Page 16, of the Corporation's definitive Proxy Statement for the Meeting of Shareholders to be held April 28, 1998 and is incorporated herein by reference.
The Corporation filed its proxy statement on March 27, 1998.


ITEM 11. EXECUTIVE COMPENSATION

          The information required in response to this Item is set forth in the sections captioned Director Compensation, Compensation Committee Interlocks and Insider Participation, and EXECUTIVE COMPENSATION AND OTHER INFORMATION on pages 5 and 11 through 12 of the Corporation's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held April 28, 1998, and is incorporated herein by reference. The Corporation filed its proxy statement on March 27, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required in response to this Item is set forth in the sections captioned SECURITIES OWNERSHIP OF MANAGEMENT and SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS on pages 10 and 11 of the Corporation's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held April 28, 1998, and is incorporated herein by reference. The Corporation filed its proxy statement on March 27, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required in response to this Item is set forth in the sections captioned Compensation Committee Interlocks and Insider Participation, and Certain Transactions on pages 5 and 6 of the Corporation's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held April 28, 1998 and is incorporated herein by reference. The Corporation filed its proxy statement on March 27, 1998.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a) EXHIBITS, FINANCIAL STATEMENTS, AND FINANCIAL STATEMENT
                      SCHEDULES.

                      1.FINANCIAL STATEMENTS                                                     PAGE NO.*
                        --------------------                                                     ---------
                           Report of Independent Auditors                                            22

                           Consolidated Statements of Financial Condition                            23

                           Consolidated Statements of Operations                                     24

                           Consolidated Statements of Shareholders' Equity                           25


                           Consolidated Statements of Cash Flows                                     26

                           Notes to Consolidated Financial Statements                                28

                  2. FINANCIAL STATEMENT SCHEDULES

                           Parent Company Financial Statements                                       48

          * Incorporated by reference from the indicated page of the Corporation's 1997 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

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

                              10.1      Incentive Pay Plan. **

                              10.2 Metropolitan Financial Corp. 1997 Stock Option Plan (filed as Exhibit A to Metropolitan's Definitive Proxy
                                        Statement, filed March 27,1998, and
                                        incorporated herein by reference).**

                              13        1997 Annual Report to Shareholders.

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

                  (b) Reports on Form 8-K.

                             On November 12, 1997 the Corporation filed a
                             Current Report on Form 8-K to report, under Item 5, that on October 28, 1997, its Board of Directors authorized a 2-for-1 split of the Corporation's common stock, to be effected in the form of a 100% stock dividend to shareholders of record on November 24, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         METROPOLITAN FINANCIAL CORP.



                             By: /s/ David G. Lodge
                                ------------------------------------------
                                      David G. Lodge,
                                      President,
                                      Assistant Secretary,
                                      Assistant Treasurer, and Director

                             Date:     March 30, 1998
                                  ----------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                             By: /s/ David G. Lodge
                                ------------------------------------------
                                      David G. Lodge,
                                      President,
                                      Assistant Secretary, Assistant Treasurer,
                                      and Director (Principal Financial and
                                      Accounting Officer)

                             Date:      March 30, 1998
                                  ----------------------------------------


                              Robert M. Kaye, Chairman of the Board and Director (Principal Executive Officer); Malvin E. Bank, Secretary, Assistant Treasurer, and Director; David P. Miller, Treasurer, Assistant Secretary and Director; Robert R. Broadbent, Director; Marjorie M. Carlson, Director; Lois K. Goodman, Director; Marguerite B. Humphrey, Director; James
                              A. Karman, Director; Ralph D. Ketchum, Director; Alfonse M. Mattia, Director.



                              By:     /s/ David G. Lodge
                                  ----------------------------------------
                                      David G. Lodge
                                      Attorney-in-Fact

                             Date:      March 30, 1998
                                  ----------------------------------------

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------   -----------

3.1 Articles of Incorporation of Metropolitan,(incorporated by reference to Exhibit 3.1 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 20,1995 (Registration No.33-98380), as amended).

3.2 Code of Regulations of Metropolitan (incorporated by reference to Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 20, 1995 (Registration No. 33-98380),as amended).

10.1      Incentive Pay Plan

10.2 Metropolitan Financial Corp. 1997 Stock Option Plan (filed as Exhibit A to Metropolitan's Definitive Proxy Statement, filed March 27, 1998, and incorporated herein by reference).

13        1997 Annual Report to Shareholders.

21 List of subsidiaries of Metropolitan(filed as Exhibit 21 to Metropolitan's Form 10-K. filed March 28, 1996 and incorporated herein by reference).

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