Form 10-K405/A
period 1997-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1998-05-14
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10-K/A


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

Item 2.  Properties....................................................................................

Item 3.  Legal Proceedings.............................................................................

Item 4.  Submission of Matters to a Vote of Security Holders...........................................

                                     PART II
Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.........................

Item 6.  Selected Financial Data.......................................................................

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......... 35

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................................

Item 8.  Financial Statements and Supplementary Data................................................... 50

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...........................................

Item 11. Executive Compensation........................................................................

Item 12. Security Ownership of Certain Beneficial Owners and Management................................

Item 13. Certain Relationships and Related Transactions................................................

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


BRIDGE LOAN ACTIVITY

         During 1997, Metropolitan developed a program to underwrite and fund bridge loans to take advantage of its underwriting capabilities and increase net interest income. For these loans, Metropolitan assesses debt service capacity and underlying collateral value as it would for multifamily or other commercial real estate loans. Bridge loans have a shorter term to maturity (generally 6 to 24 months) than the typical ten-year multifamily residential and commercial real estate portfolio loans. Metropolitan collects a fee at origination which is deferred and recognized in interest income over the term of the loan. As a result of the comparatively short term to maturity of these loans, the borrowers must refinance the underlying properties sooner than is the case with longer term, permanent loans, which adds a potential element of risk. In all cases, these loans are adequately secured by real property. During 1997, Metropolitan originated seven of these loans totalling $15.9 million and recognized origination fees of $515,000 in net interest income.


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

                                                                  YEAR ENDED DECEMBER 31,
                                              1997              1996            1995               1994              1993
                                              ----              ----            ----               ----              ----
                                                                   (Dollars in thousands)
BALANCE AT BEGINNING OF PERIOD
                                            $4,175            $2,765          $1,911             $1,239            $  725
Charge-offs:
 One- to four-family                            32                22              23                 23                50
 Multifamily                                   494               119                                 64               100
 Commercial real estate                                                           27                                   74
 Construction and land
 Consumer                                      363                95              56                 14                 5
 Business                                       10
                                            ------            ------          ------             ------            ------
  Total charge-offs                            899               236             106                101               229
                                            ------            ------          ------             ------            ------
Recoveries:
 One- to four-family                                                               1                  1                 3
 Multifamily                                                                                          6
 Commercial real estate
 Construction and land
 Consumer                                        6                11
 Business
                                            ------            ------          ------             ------            ------
Total recoveries                                 6                11               1                  7                 3
                                            ------            ------          ------             ------            ------
Net charge-offs                                893               225             105                 94               226
Provision for loan losses                    2,340             1,635             959                766               740
                                            ------            ------          ------             ------            ------
BALANCE AT END OF PERIOD                    $5,622            $4,175          $2,765             $1,911            $1,239
                                            ======            ======          ======             ======            ======
Net charge-offs to average
  loans                                      0.13%             0.04%           0.02%              0.03%             0.09%
Provision for loan losses to
  average loans                              0.35%             0.28%           0.21%              0.21%             0.29%

Allowance for losses on loans
  to total non-performing loans            178.60%            77.73%          83.61%             80.70%            40.02%
  at end of period

Allowance for losses on loans
  to total loans at end of period            0.79%             0.64%           0.57%              0.45%             0.43%

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


          As a result of this disparity in insurance premium rates, on September 30, 1996 the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which included provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The Funds Act required the FDIC to impose a special assessment on SAIF-insured deposits held by institutions as of March 31, 1995 in order that the SAIF achieve the designated reserve ratio. Accordingly, the FDIC assessed and the Bank paid a $2.9 million special assessment from working capital of the Bank.


          Now that the SAIF has reached it required reserve ratio following the one-time assessment, the FDIC has reduced the annual assessment rates for SAIF-insured institutions. Effective January 1, 1997, the SAIF assessment rates are identical to those for BIF-insured institutions.


          The Funds Act also requires the repayment of Financing Corporation ("FICO") bonds to be shared by both SAIF- and BIF-insured institutions. Prior to the enactment of this legislation, only a portion of the SAIF assessment was used to repay the $780 million in annual FICO interest payments. However, as of January 1, 1997, BIF institutions are required to pay a portion of the FICO interest payments, as well. For the first three years, the BIF assessment rates for FICO payments are 20% of those for SAIF institutions. Thus, SAIF institutions, such as the Bank, will continue to be subject to a greater burden than BIF institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.44 basis points on SAIF deposits and 1.29 basis points on BIF deposits. However, after January 1, 2000, assessments on BIF-insured institutions will be made on the same basis as SAIF-insured institutions. It is estimated that the payments of such assessments will be 2.43 basis points on deposits. It is important to note that these assessments are only for FICO interest payments and that further premiums could be assessed in order to maintain the BIF and SAIF funds at the required 1.25% reserve ratio.

          In addition, the Funds Act requires the merger of the BIF and SAIF into a single insurance fund no later than January 1, 1999 if there are no savings associations at that date. In connection with the merger of the BIF and the SAIF, SAIF-insured institutions could be forced to convert to state bank charters or national bank charters. If such a proposal became law, the Corporation would become a bank holding company and be subject to regulation by the Federal Reserve Board, which imposes capital requirements on bank holding companies. The Corporation is not currently subject to capital requirements.

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