Form 10-Q
period 1998-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1998-05-15
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


     (Mark One)
     [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ------------------

Commission file number 000-21553
                      ---------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Ohio                                                         34-1109469
-----------------------------------             -------------------------------
(State or Other Jurisdiction                               (I.R.S. Employer
 of  Incorporation or Organization)                        Identification No.)



       6001 Landerhaven Drive, Mayfield Heights, Ohio               44124
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (440) 646-1111
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

As of May 12, 1998, there were 7,051,270 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS
                                -----------------

    PART I.    FINANCIAL INFORMATION                                    PAGE

    Item 1.  Financial Statements:

      Consolidated Statements of Financial Condition (Unaudited)
      as of March  31, 1998 and December 31, 1997                         3

      Consolidated Statements of Operations (Unaudited )for the
      three months ended March 31, 1998 and 1997                          4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      for the three months ended March 31, 1998 and 1997                  5

      Consolidated Statement of Changes in
      Shareholders' Equity (Unaudited)                                    6

      Notes to Consolidated Financial Statements (Unaudited)            7-14

    Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       15-26

    Item 3. Quantitative and Qualitative Disclosures About
    Market Risk                                                          26

    PART II.   OTHER INFORMATION                                         29

    SIGNATURES                                                           31

PART I.  FINANCIAL INFORMATION

            METROPOLITAN FINANCIAL CORP.
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                   (in thousands)

                                                       March 31, 1998  December 31, 1997
                                                       --------------  -----------------
ASSETS
Cash and cash equivalents                                   $ 45,561    $ 22,511
Securities available for sale (Note 3)                         9,229       1,706
Securities held to maturity (Note 3)                           4,740       4,740
Mortgage-backed securities (Note 3)                          135,431     143,167
Loans held for sale                                           10,961      14,230
Loans receivable, net (Note 4)                               735,732     693,655
Federal Home Loan Bank stock, at cost                          5,445       5,350
Accrued interest receivable                                    6,103       5,752
Premises and equipment, net                                   16,137      13,928
Real estate owned, net                                         1,640       2,037
Intangible assets                                              2,921       2,986
Loan servicing rights (Note 5)                                 9,367       9,224
Prepaid expenses and other assets                              6,439       5,699
                                                            --------    --------
      Total assets                                          $989,706    $924,985
                                                            ========    ========

LIABILITIES
Noninterest-bearing deposits (Note 6)                       $ 47,732    $ 46,234
Interest-bearing deposits (Note 6)                           760,821     691,548
Borrowings (Note 7)                                          124,624     135,870
Accrued interest payable                                       2,666       3,272
Other liabilities                                             15,641      11,400
                                                            --------    --------
    Total liabilities                                        951,484     888,324
                                                            --------    --------

SHAREHOLDERS' EQUITY

Common stock, no par value, 20,000,000 shares
authorized, 7,051,270 shares issued and
outstanding
Additional paid-in capital                                    11,101      11,101
Retained earnings                                             26,257      24,270
Unrealized  gain  on  securities  available  for  sale,
net of tax                                                       864       1,290
                                                            --------    --------
    Total shareholders' equity                                38,222      36,661
                                                            --------    --------
      Total liabilities and shareholders' equity            $989,706    $925,985
                                                            ========    ========



See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       1998          1997
                                                                       ----          ----
INTEREST INCOME
  Interest and fees on loans                                        $   16,200    $   14,861
  Interest on mortgage-backed securities                                 2,491         1,010
  Interest and dividends on other investments                              522           252
    Total interest income                                               19,213        16,123
                                                                    ----------    ----------
INTEREST EXPENSE
  Interest on deposits                                                   9,611         7,930
  Interest on other borrowings                                           2,046         1,755
                                                                    ----------    ----------
    Total interest expense                                              11,657         9,685
                                                                    ----------    ----------
NET INTEREST INCOME                                                      7,556         6,438
Provision for loan losses                                                  450           585
                                                                    ----------    ----------
Net interest income after provision for loan losses                      7,106         5,853
                                                                    ----------    ----------
NONINTEREST INCOME
  Loan servicing income, net                                               241           295
  Service charges on deposit accounts                                      210           149
  Gain on sale of loans                                                    757            66
  Loan option income                                                        20            48
  Gain on sale of securities, net                                           66            89
  Other operating income                                                   344           279
                                                                    ----------    ----------
    Total noninterest income                                             1,638           926
                                                                    ----------    ----------
NONINTEREST EXPENSE
  Salaries and related personnel costs                                   2,990         2,677
  Occupancy and equipment expense                                          843           692
  Federal deposit insurance premiums                                       158           140
  Data processing expense                                                  114           143
  Marketing expense                                                        166           131
  State franchise taxes                                                    156           155
  Amortization of intangibles                                               66            66
  Other operating expenses                                               1,077           863
                                                                    ----------    ----------
    Total noninterest expense                                            5,570         4,867
                                                                    ----------    ----------
INCOME BEFORE INCOME TAXES                                               3,174         1,912
Provision for income taxes                                               1,187           701
                                                                    ----------    ----------
NET INCOME                                                          $    1,987    $    1,211
                                                                    ==========    ==========
Basic earnings per share                                            $     0.28    $     0.17
                                                                    ==========    ==========
Diluted earnings per share                                          $     0.28    $     0.17
                                                                    ==========    ==========

Weighted average shares outstanding for basic earnings per share     7,051,270     7,051,270
Effect of dilutive options                                             134,269             0
                                                                    ----------    ----------
Weighted average shares for diluted earnings per share               7,185,539     7,051,270
                                                                    ==========    ==========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                    1998          1997
                                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES                                               $ 41,685     $    769

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                    (98,737)     (51,898)
  Purchases of:
    Loans                                                                          (38,892)     (17,546)
    Mortgage-backed securities                                                     (28,119)     (10,574)
    Securities available for sale                                                   (7,523)      (5,029)
    Mortgage loan servicing rights                                                    (251)          (1)
    Premises and equipment                                                          (2,491)        (897)
  Proceeds from maturities and repayments of:
    Loans                                                                           52,597       35,470
    Mortgage-backed securities                                                      18,522        1,823
  Proceeds from sale of:
    Loans                                                                            9,450
    Mortgage-backed securities                                                      16,968
    Securities available for sale                                                                11,330
    Premises, equipment, and real estate owned                                         334
    Premium paid for credit card relationships                                                      (10)
                                                                                  --------     --------
      Net cash used for investing activities                                       (78,142)     (37,332)
                                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                    70,753       36,826
  Proceeds from borrowings                                                                       24,256
  Repayment of borrowings                                                          (12,246)     (23,956)
  Net activity on lines of credit                                                    1,000
                                                                                  --------     --------
    Net cash provided by financing activities                                       59,507       37,126
                                                                                  --------     --------

Net change in cash and cash equivalents                                             23,050          563
Cash and cash equivalents at beginning of period                                    22,511       16,522
                                                                                  --------     --------
Cash and cash equivalents at end of period                                        $ 45,561     $ 17,085
                                                                                  ========     ========


Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                      $ 12,264     $ 10,955
    Income taxes
Transfer from loans receivable to other real estate                                               1,412
Loans securitized                                                                                 5,393


 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                   STATEMENT OF CHANGES IN EQUITY (Unaudited)
                                 (In thousands)


                                                                                Three Months ended March 31,
                                                            ---------------------------------------------------------------------
Retained earnings                                                          1998                                   1997
                                                            -------------------------------    --------------------------------
  Balance at January 1                                        $24,270                                  $18,467
  Net income                                                    1,987            $1,987                  1,211           $1,211
                                                              -------            ------                -------           ------
  Balance at March 31                                          26,257                                   19,678
                                                              -------                                   ------
Accumulated other comprehensive income
  Balance at January 1                                          1,290                                      676
  Unrealized gains on securities, net
    of reclassification adjustment                                                 (426)                                   (675)
                                                                                 ------                                  ------
  Other comprehensive income                                     (426)             (426)                  (675)            (675)
                                                              -------            ------                -------           ------
  Comprehensive income                                                           $1,561                                   $ 536
                                                                                 ======                                  ======
  Balance at March 31                                             864                                        1
                                                              -------                                  -------
Paid-in capital
  Balance at January 1                                         11,101                                   11,101
  Balance at March 31                                          11,101                                   11,101
                                                              -------                                  -------
Total equity                                                  $38,222                                  $30,780
                                                              -------                                  -------

Disclosure of reclassification amount:
Unrealized holding gains arising during period                $ (468)                                  $ (732)
Less: reclassification adjustment for gains
  included in net income                                           42                                       57
                                                              -------                                  -------
Net unrealized gains on securities                            $ (426)                                   $(675)
                                                              -------                                  -------


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries, Metropolitan Capital Trust I, MetroCapital Corporation and Metropolitan Bank & Trust Company (the "Bank"), formerly known as Metropolitan Savings Bank of Cleveland, and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three month periods ended March 31, 1998 and 1997; (b) the financial condition at March 31, 1998 and December 31, 1997; and (c) the statement of cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.



2. ACCOUNTING POLICIES

SECURITIES: The Corporation classifies debt and mortgage-backed securities as held to maturity or available for sale. The Corporation classifies marketable equity securities as available for sale.

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

LOANS: All loans are held for investment unless specifically designated as held for sale. When the Bank originates or purchases loans, it makes a determination whether or not to classify loans as held for sale. The Bank re-evaluates its intention to hold or sell loans at each balance sheet date based on the current environment and, if appropriate, reclassifies loans as held for sale. Sales of loans are dependent upon various factors including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements.

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. At March 31, 1998 and December 31, 1997, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

Loans held for sale are recorded at the lower of cost or market. When the Bank purchases real estate loans and simultaneously writes an option giving the holder the right to purchase those loans, those loans are designated as held for sale. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of the settlement of the sale.

ALLOWANCE FOR LOSSES ON LOANS: Because some loans may not be repaid in full, an allowance for losses on loans is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

EARNINGS PER SHARE: The accounting standard for computing earnings per share was revised for 1997, and all earnings per share data previously reported have been restated to follow the new standard.

Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. All per share information has been retroactively adjusted to reflect the effect of the stock dividends and stock splits.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at March 31, 1998 and December 31, 1997 are as follows (In thousands):


                                                                            MARCH 31, 1998
                                         -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized        Gross Unrealized                  Fair
                                                Cost                 Gains                  Losses                      Value
                                                ----                 -----                  ------                      -----
AVAILABLE FOR SALE
Mutual funds                              $    1,729                                                               $    1,729
FHLMC preferred stock                          7,500                                                                    7,500
Mortgage-backed securities                   134,101                1,357                   (27)                      135,431
                                          -----------              -------                  ----                    ----------
                                             143,330                1,357                   (27)                      144,660
HELD TO MATURITY
Tax-exempt municipal bond                      4,740                                                                    4,740
                                          ----------                                                                ---------
                                               4,740                                                                    4,740
                                          ----------               ------                   ---                     ---------
   Total                                  $  148,070                1,357                   (27)                    $ 149,400
                                          ==========               ======                   ====                    =========


                                                                          DECEMBER 31, 1997
                                         -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized        Gross Unrealized                  Fair
                                                Cost                 Gains                  Losses                      Value
                                                ----                 -----                  ------                      -----
AVAILABLE FOR SALE
Mutual funds                                   $ 1,706                                                               $  1,706
Mortgage-backed securities                     141,149                2,077                   (59)                    143,167
                                            ----------               ------                   ---                   ---------
                                               142,855                2,077                   (59)                    144,873

HELD TO MATURITY
Tax-exempt municipal bond                        4,740                                                                  4,740
                                            ----------               -----                   ---                     --------
   Total                                    $  147,595               2,077                   (59)                    $149,613
                                            ==========               =====                    ==                     ========


4. LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 1998 and December 31, 1997 is as follows (In thousands):

                                                  MARCH 31, 1998    DECEMBER 31, 1997
                                                  --------------     -----------------
Real estate loans
   Construction loans:
      Residential single family                      $  72,349        $  67,986
      Commercial                                        12,434           19,200
      Land                                              32,516           29,077
      Loans in process                                 (45,070)         (46,833)
                                                     ---------        ---------
         Construction loans, net                        72,229           69,430
   Permanent loans:
      Residential single family                        162,353          146,685
      Multifamily                                      209,737          194,450
      Commercial                                       173,340          166,593
      Other                                                668              566
                                                     ---------        ---------
         Total real estate loans                       618,327          577,724
Consumer loans                                          66,399           68,590
Business and other loans                                62,492           57,496
                                                     ---------        ---------
         Total loans                                   747,218          703,810
Discounts on loans, net                                 (1,067)            (425)
Deferred loan fees, net                                 (4,538)          (4,108)
Allowance for losses on loans                           (5,881)          (5,622)
                                                     ---------        ---------
                                                     $ 735,732        $ 693,655
                                                     =========        =========

Activity in the allowance for losses on loans for the periods ended March 31, 1998 and 1997 is as follows (In thousands):

                                                      Three Months Ended March 31,
                                                          1998            1997
                                                          ----            ----

Balance at the beginning of the period                  $ 5,622         $ 4,175
Provision for loan losses                                   450             585
Net charge-offs                                            (191)           (120)
                                                        -------         -------
Balance at the end of the period                        $ 5,881         $ 4,640
                                                        =======         =======

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at March 31, 1998 and December 31, 1997 is as follows (In thousands):


                                                            March 31,    December 31,
                                                               1998          1997
                                                               ----          ----
Balance of impaired loans                                     $8,207        $516
Less portion for which no allowance
  for losses on loans is allocated                             8,207         516
                                                              ------        ----
Portion of impaired loans for which
  an allowance for loan losses is allocated                   $    0        $  0
                                                              ======        ====
Portion of allowance for losses on loans
  allocated to the impaired loan balance                      $    0        $  0
                                                              ======        ====



                                                           March 31,   December 31,
                                                            1998          1997
                                                            ----          ----
Average investment in impaired loans
  during the period                                        $7,597         $4,220
                                                           ======         ======
Interest income recognized during
  impairment                                               $   33         $   48
                                                           ======         ======
Interest income recognized on a
  cash basis during the period                             $   33         $   48
                                                           ======         ======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 1998 and December 31, 1997 are summarized as follows (In thousands):

                                                       March 31,     December 31,
                                                         1998           1997
                                                         ----           ----
Mortgage loan portfolios serviced for:
  FHLMC                                               $  642,239      $  656,817
  FNMA                                                   494,315         507,345
  Other                                                   27,960          26,023
                                                      ----------      ----------
    Total loans serviced for others                   $1,164,514      $1,190,185
                                                      ==========      ==========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $22,346,000 and $18,894,000 at March 31, 1998 and December 31, 1997, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the three month period ended March 31, 1998 and 1997 (In thousands):


                                                    Three Months Ended March 31,
                                                         1998            1997
                                                         ----            ----
Balance at the beginning of the period                  $ 9,224         $ 8,051
Acquired or originated                                      783              83
Amortization                                               (640)           (488)
                                                        -------         -------
Balance at the end of the period                        $ 9,367         $ 7,646
                                                        =======         =======


6. DEPOSITS

Deposits consist of the following (In thousands):

                                                        March 31,       December 31,
                                                          1998            1997
                                                          ----            ----
Noninterest-bearing checking accounts                   $ 47,732        $ 46,234

Interest-bearing checking accounts                        43,709          43,080
Passbook savings and statement savings                   180,370         170,443
Certificates of deposit                                  536,742         478,025
                                                        --------        --------
  Total interest-bearing deposits                        760,821         691,548
                                                        --------        --------
                                                        $808,553        $737,782
                                                        ========        ========


At March 31, 1998, scheduled maturities of certificates of deposit are as follows (In thousands):

        Year                                    Weighted Average
       Ended                Amount               Interest Rate
       -----                ------               -------------
        1998                  $253,643                5.74%
        1999                   215,636                6.04
        2000                    55,184                6.41
        2001                     6,558                5.98
        2002                     1,722                6.05
     Thereafter                  3,999                6.16
                              -------
                              $536,742                5.94
                              ========

 7. BORROWINGS

Borrowings consisted of the following at March 31, 1998 and December 31, 1997 (In thousands):

                                                            March 31,  December 31,
                                                              1998         1997
                                                              ----         ----
Federal Home Loan Bank Advances (5.6% and 5.7% at
  March 31, 1998  and December 31, 1997, respectively)      $ 41,000    $ 41,000

Reverse repurchase agreements (5.7% and 5.7% at
  March 31, 1998 and December 31, 1997, respectively)         62,250      74,496

Commercial bank line of credit (8.0% and 8.5% at
  March 31, 1998 and December 31, 1997, respectively)          2,500       1,500

Subordinated debt maturing December 31, 2001
  (10% fixed rate)                                             4,874       4,874

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                         14,000      14,000
                                                            --------    --------
                                                            $124,624    $135,870
                                                            ========    ========


At March 31, 1998, scheduled payments on borrowings are as follows (In thousands):

                                       Weighted Average
     Year Ended            Amount        Interest Rate
     ----------            ------        -------------
        1998            $  30,286            5.53
        1999               23,607            5.70
        2000                  656            7.94
        2001                8,825            8.73
        2002               47,250            5.77
     Thereafter            14,000           10.48
                         --------
       Total             $124,624            6.45
                         ========

Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and residential first mortgage loans with an aggregate carrying value of $162,800,000 and $147,000,000 at March 31, 1998 and December 31, 1997,
respectively.

The Corporation has a commercial line of credit agreement with the Huntington National Bank. Effective March 31, 1998, the terms of the agreement were renegotiated. The maximum borrowing under the line was increased from $4,000,000 to $8,000,000 and the line of credit is now a revolving structure which matures in one year and is renewable at that time. As collateral for the loan, the Corporation's largest shareholder has agreed to pledge a portion of his common shares in an amount at least equal to 200% of any outstanding balance. At March 31, 1998, the outstanding balance under this agreement was $2,500,000.


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

As of March 31, 1998, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $49,003,000 and $45,605,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.5% to 16% and commitment periods up to one year. In addition, the Bank has firm commitments to sell loans totaling $2,046,000 and optional commitments to sell loans totaling $7,140,000.

At March 31, 1998 and December 31, 1997, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. At March 31, 1998, loans with a carrying value of $7,140,000 were held for sale in connection with outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.


9. SUBSEQUENT EVENT

On April 30 and May 4, 1998, the Corporation issued 2,500,000 and 275,000 shares ($10 liquidation amount per security), respectively, of 8.60% cumulative trust preferred securities (the "Trust Preferred") through a newly formed, wholly-owned subsidiary, Metropolitan Capital Trust I (the "Trust Issuer"). The Trust Issuer invested the total proceeds from the sale of the Trust Preferred in the 8.60% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Corporation which mature on June 30, 2028. The Corporation intends to use the net proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including but not limited to, repayment of the $4,873,673 currently outstanding 10% subordinated notes; capital contributions to the Bank to support growth and for working capital; acquisitions by either the Corporation or the Bank, although there presently exists no such agreement or understanding with respect to such acquisitions; and possible repurchase of the Corporation's common shares, subject to regulatory requirements and acceptable market conditions. The Trust Preferred securities are listed on the NASDAQ Stock Market's National Market under the symbol "METFP."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Metropolitan's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to Metropolitan's income is net interest income, the difference between the interest Metropolitan earns on interest-earning assets, such as loans and securities, and the interest Metropolitan pays on interest-bearing liabilities, such as deposits and borrowings. Metropolitan's operations are also affected by noninterest income, such as loan servicing fees and gains or losses from sales of loans and securities. From time to time, Metropolitan engages in certain transactions aimed at increasing its non-interest income such as loan option income. Metropolitan's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance premiums, and other general and administrative expenses.

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

                                                                      Three Months Ended March 31,
                                                                 1998                                     1997
                                                -------------------------------------       ---------------------------------------
                                                                                (Dollars in thousands)
                                                Average                                     Average
                                                Balance           Interest       Rate        Balance           Interest       Rate
                                                -------           --------       ----        -------           --------       ----
Interest-earning assets:
Loans receivable                               $ 727,046          $16,200        9.04%       $673,275           $14,861       8.95%
Mortgage-backed securities
 available for sale                              133,359            2,491        7.57          61,348             1,010       6.68
Other                                             28,251              522        7.51          17,234               252       5.93
                                               ---------         --------                    --------          --------
Total interest-earning
assets                                           888,656           19,213        8.77         751,857            16,123       8.70
                                                                   ------                                        ------
Nonearning assets                                 59,737                                       37,648
                                               ---------                                     --------
Total assets                                   $ 948,393                                     $789,505
                                               =========                                     ========

Interest-bearing liabilities:
Deposits                                       $ 719,396            9,611        5.42        $606,144             7,930       5.31
Borrowings                                       125,379            2,046        6.62         109,776             1,755       6.48
                                               ---------          -------                   ---------           -------
Total interest-bearing
  liabilities                                    844,775           11,657        5.60         715,920             9,685       5.49
                                                                   ------        ----                           -------       ----
Noninterest-bearing
  liabilities                                     66,176                                       43,073
Shareholders' equity                              37,442                                       30,512
                                               ---------                                     --------
Total liabilities and
  shareholders' equity                         $ 948,393                                     $789,505
                                               =========                                     ========
Net interest income                                               $ 7,556                                       $ 6,438
                                                                   ======                                        ======
Interest rate spread                                                             3.17%                                        3.21%
                                                                                 ====                                         ====
Net interest margin                                                              3.45%                                        3.47%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    105.19%                                      105.02%

                                                                              16

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


                                                  Three Months ended March 31,
                                                        1998 vs. 1997
                                                     Increase (Decrease)
                                                ---------------------------------
                                                              Change
                                                   Total       Due to      Due to
                                                  Change       Volume       Rate
                                                  ------       ------       ----
                                                          (In thousands)
INTEREST INCOME ON:
  Loans receivable                                $1,339       $1,187       $152
  Mortgage-backed securities                       1,480        1,186        294
  Other                                              271          161        110
                                                  ------       ------       ----
   Total interest income                           3,090       $2,534       $556
                                                  ------       ======       ====
INTEREST EXPENSE ON:
  Deposits                                         1,681       $1,482       $199
  Borrowings                                         291          249         42
                                                  ------       ------       ----
   Total interest expense                          1,972       $1,731       $241
                                                  ------       ======       ====
Increase in net interest income                   $1,118
                                                  ======


RESULTS OF OPERATIONS

Net Income. Net income increased $0.8 million to $2.0 million for the three months ended March 31, 1998 as compared to net income of $1.2 million for the first quarter, 1997. Net interest income and noninterest income increased $1.1 million and $0.7 million, respectively, for the three months ended March 31, 1998 over the prior year period and the provision for loan losses decreased $135,000 from the same prior year period. Noninterest expense increased $0.7 million to $5.6 million for the quarter from $4.9 million from the prior year quarter primarily as a result of increased personnel related costs, occupancy expense, and expenses related to increased business levels.

Metropolitan's net interest margin decreased two basis points to 3.45% for the three month period ended March 31, 1998 as compared to 3.47% for the same period in 1997, primarily because the increased costs of interest-bearing liabilities exceeded the increased yield of interest-earning assets.

Interest Income. Total interest income increased 19.2% to $19.2 million in the three month period ended March 31, 1998, as compared to $16.1 million in the same period in 1997. This increase primarily resulted from an 18.2% increase in average interest-earning assets in the three month period ended March 31, 1998 as compared to the prior year. Average earning assets increased as a result of Metropolitan's strategy of increasing assets as long as assets with acceptable portfolio characteristics are available. Increases in the weighted average rate on loans receivable, which rose as a result of greater consumer and business loan demand and increased prepayment penalties due to loan refinancing activity, also contributed to the increase in interest income.

Interest Expense. Total interest expense increased 20.4% to $11.7 million for the three month period ended March 31, 1998, as compared to $9.7 million for the same period in 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and an increased cost of funds for the three month period ending March 31, 1998 compared to the same period in 1997. In accordance with Metropolitan's strategy to fund its growth in assets primarily with deposits, the average balance of deposit accounts increased $113.3 million, or 18.7%, during the three months ended March 31, 1998 compared to 1997.

Due to an increase in the market interest rates paid to increase deposit balances and lengthen maturities and the changing mix of borrowings, Metropolitan's cost of funds increased to 5.60% for the first quarter, 1998 as compared to 5.49% for the same period in 1997.

Provision for Loan Losses. The provision for loan losses decreased $135,000 for the first quarter, 1998, as compared to the first quarter, 1997. Management decreased the provision for loan losses because the credit risk profile of the loan portfolio was improved when in the third quarter of 1997, $93.0 million of multifamily residential loans were securitized with FNMA and due to management's estimate of the adequacy of the allowance for losses on loans. The allowance for losses on loans at March 31, 1998 was $5.9 million or 0.78% of total loans, as compared to $5.6 million, or 0.79% of total loans, at December 31, 1997. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Noninterest Income. Total noninterest income increased 76.9% to $1.6 million in the three months ended March 31, 1998 as compared to $0.9 million in the same period in 1997. The following table sets forth Metropolitan's noninterest income for the periods indicated (In thousands):

                                                         Three Months ended March 31,
                                                              1998         1997
                                                              ----         ----
Loan servicing income, net                                  $  241          $295
Service charges on deposit accounts                            210           149
Gain on sale of loans                                          757            66
Loan option income                                              20            48
Gain on sale of securities, net                                 66            89
Other operating income                                         344           279
                                                            ------          ----
  Total                                                     $1,638          $926
                                                            ======          ====

Net loan servicing income decreased 18.3% to $241,000 in the three month period ended March 31, 1998 as compared to the same period in 1997. The primary reason for this decrease was the writedown of originated mortgage servicing rights on the FNMA multifamily loans securitized in 1997 which experienced significant unanticipated prepayments in the first quarter, 1998. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $61,000 to $210,000 in the three month period ended March 31, 1998 compared to the first quarter, 1997. The primary reason for the increase was greater fee income derived from consumer checking, commercial checking, and credit cards due to increased business levels.

Gain on sale of loans was $757,000 in the three month period ended March 31, 1998, as compared to $66,000 during the same period in 1997. This income was dependent upon the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by decreasing interest rates. As such, the primary reasons for the gain in the first quarter, 1997 were the sale of residential fixed rate loans into a favorable rate market during the quarter and increased volume over the prior year. The proceeds of residential loan sales in the first quarter, 1998 were $34.7 million as compared to $6.5 million in the same period in 1997.

Loan option income was $20,000 in the three month period ended March 31, 1998 as compared to $48,000 in the same period in 1997. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee in income.

Net gain on sale of securities in the three months ended March 31, 1998, was $66,000 as compared to $89,000 for the prior year period. This gain in the first quarter, 1998 was the result of the sale of securities originally purchased to satisfy regulatory liquidity requirements which were no longer necessary for that purpose due to revisions to those requirements.

Other noninterest income increased $65,000 in the three month period ended March 31, 1998, compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business in the first quarter, 1998.

Noninterest Expense. Total noninterest expense increased to $5.6 million in the three month period ended March 31, 1998 as compared to $4.9 million for the same period in 1997. The following table sets forth Metropolitan's noninterest expense for the periods indicated (In thousands):

                                                          Three Months ended March 31,
                                                            1998            1997
                                                            ----            ----
Salaries and related personnel costs                       $2,990         $2,677
Occupancy and equipment expense                               843            692
Federal deposit insurance premiums                            158            140
Data processing expense                                       114            143
Marketing expense                                             166            131
State franchise taxes                                         156            155
Amortization of intangibles                                    66             66
Other operating expenses                                    1,077            863
                                                           ------         ------
  Total                                                    $5,570         $4,867
                                                           ======         ======

Personnel related expenses increased $313,000 in the three month period ended March 31, 1998 as compared to the same period in 1997. These increases were primarily a result of increased staffing levels to meet business needs during the 1998 period and additional incentive payments based on increased business volumes.

Occupancy costs increased $151,000 in the three month period ended March 31, 1998, over the same periods in 1997. This increase was generally the result of one additional full service retail sales office and expanded space at the corporate headquarters office.

Marketing expense increased $35,000 in the three month period ending March 31, 1997 as compared to the same period in 1997. This increase was the result of the increased marketing efforts related to increasing retail deposits.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $214,000 for the three month period ended March 31, 1998 as compared to the same period in 1997. This increase was generally the result of increases in expenses pertaining to increased loan origination volume, real estate owned expenses, and increased loan servicing costs.

Provision for Income Taxes. The provision for income taxes increased $0.5 million for the three month period ended March 31, 1998 as compared to the same period in 1997. The primary reason for the increase in the provision was the increased level of income over the prior year. The effective tax rate was 37.4% for the three month period ended March 31, 1998 as compared to 36.7% for the same period in 1997.

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

The table below provides information concerning Metropolitan's non-performing assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                   March 31,        December 31,
                                                     1998                1997
                                                     ----                ----
                                                       (Dollars in thousands)

Nonaccrual loans                                   $   7,045          $   2,763
Loans past due greater than
  90 days or impaired, still accruing                    400                384
                                                   ---------          ---------
Total nonperforming loans                              7,445              3,147
Real estate owned                                      1,640              2,037
                                                   ---------          ---------
Total nonperforming assets                         $   9,085          $   5,184
                                                   =========          =========
Allowance for losses on loans                      $   5,881          $   5,623
                                                   =========          =========

Nonperforming loans to total loans                      1.00%              0.44%
Nonperforming assets to total assets                    0.92%              0.56%
Net charge-offs to average loans                        0.11%(1)           0.13%
Provision for loan losses to
  average loans                                         0.25%(1)           0.35%
Allowance for losses on loans to
  total nonperforming loans at
  end of period                                        78.99%            178.68%
Allowance for losses on loans to
  total loans at end of period                          0.78%              0.79%

(1) Annualized for comparative purposes.

Nonperforming assets at March 31, 1998 increased $3.9 million, or 75.3% to $9.1 million as compared to $5.2 million at December 31, 1997. The primary reason for this increase is a $4.0 million participation in a $9.0 million loan secured by a waterpark in Southern California. The borrower is currently attempting to refinance the property with another lender. The Bank has been contacted by the refinancing lender regarding the payoff and expects the problem loan to be resolved in the near future. If the borrower is unable to complete the refinance of this property with another lender, the borrower's ability to repay the loan will be contingent upon the successful operation of the park during 1998, its first full year of operation. The Bank anticipates that no loss will be recognized in connection with this loan.

In addition to the nonperforming assets included in the table above, Metropolitan identifies potential problem loans which are still performing but have a weakness which causes Metropolitan to classify those loans as substandard for regulatory purposes. There was $5.2 million of loans in this category at March 31, 1998. The largest loan in this category is a $3.7 million commercial loan secured by a motel in Northeast Ohio. Management believes the Bank is well secured against loss.


FINANCIAL CONDITION

Total assets amounted to $989.7 million at March 31, 1998, as compared to $925.0 million at December 31, 1997, an increase of $64.7 million, or 7.0%. The increase in assets was funded primarily with deposit growth of $70.8 million.

Securities increased $7.5 million to $14.0 million compared to December 31, 1997. The increase was primarily due to the purchase of $7.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock in the first quarter, 1998.

Loans receivable, including loans held for sale, increased $38.8 million, or 5.5% to $746.7 million at March 31, 1998. This increase was the effect of increased lending volume for all loan classifications in response to the favorable interest rate environment. This increase is consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Deposits totaled $808.6 million at March 31, 1998, an increase of $70.8 million, or 9.6%, over the balance at December 31, 1997. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, and increased custodial checking balances.

Borrowings decreased $11.2 million, or 8.3% from December 31, 1997 to March 31, 1998. The decline was the result of decreased use of Reverse Repurchase Agreements and increased reliance on deposits to fund asset growth.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for March, 1998 was 5.33%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At March 31, 1998, the Corporation, excluding the Bank, had cash and readily convertible investments of $2.0 million.

At March 31, 1998, $97.9 million, or 12.1%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, Metropolitan considers the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At March 31, 1998, approximately $87.7 million, or 10.8% of Metropolitan's accounts were held by these individuals and entities. If Metropolitan were unable to replace these deposits upon maturity, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize any potential adverse effect on liquidity.

Metropolitan has access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $108.5 million at March 31, 1998, of which $41.0 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowing capacity for reverse repurchase agreements of approximately $128.8 million at March 31, 1998, of which $62.3 million was utilized.

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

The Bank's regulatory capital ratios at March 31, 1998 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

              TANGIBLE CAPITAL          CORE CAPITAL          RISK-BASED CAPITAL
              ----------------          ------------          ------------------
                                       (DOLLARS IN THOUSANDS)

Capital amount
Actual        $52,868      5.38%      $53,147      5.40%      $57,177      8.35%
Required       14,752      1.50        39,351      4.00        54,810      8.00
              -------                  ------                 -------
Excess        $38,116      3.88%      $13,796      1.40%      $ 2,367      0.35%
              =======                 =======                 =======

Metropolitan anticipates that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. The Corporation maintains a $8.0 million line of credit with the Huntington National Bank which it could access to make future contributions to the capital of the Bank. At March 31, 1998, there was a $2.5 million outstanding balance under the line of credit. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.


YEAR 2000

The year 2000 issue refers to computer programs being written using two digits rather than four to define an applicable year. Any of a company's hardware, date-driven automated equipment or computer programs that have a two-digit field to define the year may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure, disruption of operations, or inaccurate information or calculations. Similar to other companies, Metropolitan faces the challenge of ensuring that all computer-related functions will work properly in the year 2000 and beyond. As a result, Metropolitan has addressed this issue by forming a task force to plan for and implement any changes necessary to ensure year 2000 compliance. The task force has identified four major areas where it will concentrate its efforts: (i) the service bureau that services the majority of Metropolitan's customer accounts; (ii) the various software vendors whose software is used by Metropolitan; (iii) critical vendors Metropolitan uses that are dependent upon data processing; and (iv) major loan customers to ensure that their revenues will continue uninterrupted. A time line has been established and the task force and its subcommittees will progress through assessment planning, implementation, and testing during 1998.

Metropolitan believes the plans currently in place will be adequate to provide quality service to customers without interruption. In management's opinion, any related incremental costs will not have a material impact on the financial condition, operations, or cash flows of the Corporation.


RECENT ACCOUNTING DEVELOPMENTS

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

In February, 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosure requirements for pensions and other postretirement benefits , requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures required under previous FASB pronouncements. This statement is effective for fiscal years beginning after December 31, 1997. The Corporation expects SFAS No.
132 to have no effect on its financial position or financial presentation classifications.


FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to Metropolitan or its management are intended to identify such forward looking statements. Metropolitan's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metropolitan, like other financial institutions, is subject to direct and indirect market risk. Direct market risk exists from changes in interest rates. To the extent that interest-bearing assets and interest-bearing liabilities mature at different intervals, changes in market interest rates can result in increases or decreases in net interest income. This is also known as interest rate risk. Indirect market risk exists to the extent that Metropolitan has a concentration of loans secured by similar assets and the market for those assets deteriorates. Metropolitan manages that risk of decline in the value of a class of collateral by maintaining diversity by type of collateral, geographic area, industry for corporate borrowers, and by size of loan. In addition, Metropolitan always gives consideration to the credit worthiness of the borrower in addition to depending on the value of the collateral when underwriting loans. Direct exposure to interest rate risk is more significant than indirect market risk and Metropolitan has created a system for monitoring this risk which includes periodic quantitative analysis.

The Bank's Asset and Liability Committee, which includes representatives of senior management, monitors the level and relative mix of its interest-earning assets and interest-bearing liabilities. The Bank, like many financial institutions, currently has exposure to declines in net interest income from rising interest rates. The steps being taken by the Bank to reduce interest rate risk from rising interest rates include: (i) focusing on originating and purchasing adjustable rate assets for portfolio; (ii) the sale of fixed rate one- to four-family loans with servicing retained; (iii) focusing on shortening the term of fixed rate lending by increasing the percent of the fixed rate loan portfolio represented by consumer loans; (iv) increasing business lending which will result in loans with generally adjustable rates and shorter terms; (v) increasing the loan servicing portfolio; (vi) emphasizing transaction account deposit products which are less susceptible to repricing in a rising interest rate environment; (vii) maintaining competitive pricing on longer term certificates of deposit; and (viii) utilizing term advances and other borrowings rather than short-term funds.

Presented below, as of March 31, 1998 and December 31, 1997, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.



                                   March 31, 1998            December 31, 1997
                              -------------------------     --------------------
  Changes in
Interest Rate     Board Limit   Change in       % Change     Change in    % Change
(basis points)    % Change        NPV             in NPV       NPV         in NPV
--------------    ---------    ---------          --------  ---------     --------
                             (Dollars in thousands)

+400               (65)%       $(37,088)            (49)%  $(27,474)       (36)%
+300               (45)         (27,208)            (36)    (20,131)       (27)
+200               (25)         (17,328)            (23)    (12,743)       (17)
+100               (15)          (7,782)            (10)     (5,829)        (8)
-100               (15)           9,044              12       5,631          7
-200               (25)          24,624              32      13,381         18
-300               (45)          47,652              63      25,415         33
-400               (65)          74,936              99      40,157         53


As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than interest rates earned on assets because deposits generally have shorter periods to maturity which is when they reprice. In addition, the fixed rate assets in the portfolio will only reprice as the loans are repaid and new loans at market rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames. At March 31, 1998 and December 31, 1997, the Bank was within the Board established limits for various changes in interest rates and the Bank's level of sensitivity to rising rates is relatively unchanged.

The principal strategy used by Metropolitan to mitigate the risk of decline in net interest income from increases in interest rates has been to build a portfolio of adjustable rate interest-earning assets. At March 31, 1998, 58.4% of the total loan portfolio had adjustable rates. In order to remain competitive in the mortgage loan market and meet customer needs, Metropolitan also offers a variety of fixed rate products. Metropolitan has managed its investment in fixed rate loans in several ways in order to minimize interest rate risk. It has long been Metropolitan's policy to sell the majority of its fixed rate one- to four-family loan production in the secondary market. Within the remaining fixed rate portfolio, Metropolitan has focused on short-term loan types.

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

         4.1 Indenture, dated as of April 30, 1998, between Metropolitan Financial Corp. and Wilmington Trust Company, as trustee, relating to Metropolitan's 8.60% Junior Subordinated Deferrable Interest Debentures due June 30, 2028.

         4.2 Amended and Restated Trust Agreement, dated as of April 30, 1998, among Metropolitan Financial Corp., as depositor, Wilmington Trust Company, as property trustee, the administrative trustees named therein and the several holders of the 8.60% Cumulative Trust Preferred Securities of Metropolitan Capital Trust I.

         4.3 Preferred Securities Guarantee Agreement, dated as of April 30, 1998, between Metropolitan Financial Corp. and Wilmington Trust Company, as trustee, for the benefit of the holders of the 8.60% Cumulative Trust Preferred Securities of Metropolitan Capital Trust I.

         4.4 Agreement as to Expenses and Liabilities, dated as of April 30, 1998, between Metropolitan Financial Corp. and Metropolitan Capital Trust I.

         27       Financial Data Schedule(1)

         99 The Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of March 31, 1998.

         (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

         b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first three months of 1998.

                          METROPOLITAN FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METROPOLITAN FINANCIAL CORP.



                                    By:   /s/  David G. Lodge
                                       -------------------------------------
                                        David G. Lodge,
                                        President, Assistant Secretary and
                                        Assistant Treasurer,
                                       (principal financial
                                        and accounting officer)

                                        Date: May 15, 1998