Form 10-Q
period 1998-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1998-08-14
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998.
                                   --------------


Commission file number                 000-21553
                      ---------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                             34-1109469
---------------------------------                        ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 12, 1998, there were 7,051,270 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                PART I.    FINANCIAL   INFORMATION                          PAGE
                Item 1.  Financial Statements:

                Consolidated Statements of Financial Condition (Unaudited)
                as of June 30, 1998 and December 31, 1997                      3

                Consolidated Statements of Operations (Unaudited ) for the
                six months ended June 30, 1998 and 1997                        4

                Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the six months ended June 30, 1998 and 1997                5

                Consolidated Statement of Changes in Shareholders' Equity
                (Unaudited) for the six months ended June 30, 1998 and 1997    6

                Notes to Consolidated Financial 7-15 Statements (Unaudited)   7-15

                Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 15-27

                Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                    27

                PART II.   OTHER INFORMATION                                   29

                Item 4.  Submission  of  Matters  to a Vote                    29
                of Security Holders

                Item 6. Exhibits and Reports on Form 8-K                       30

                SIGNATURES                                                     31



    PART I.  FINANCIAL INFORMATION

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                 (In thousands)


                                                       June 30, 1998 December 31, 1997
                                                       ------------- -----------------
ASSETS
Cash and cash equivalents                              $   20,267     $   22,511
Securities available for sale (Note 3)                     19,336          1,706
Securities held to maturity (Note 3)                       14,814          4,740
Mortgage-backed securities (Note 3)                       108,103        143,167
Loans held for sale                                        42,311         14,230
Loans receivable, net (Note 4)                            802,155        693,655
Federal Home Loan Bank stock, at cost                       5,571          5,350
Accrued interest receivable                                 6,685          5,752
Premises and equipment, net                                17,207         13,928
Real estate owned, net                                      1,530          2,037
Intangible assets                                           2,855          2,986
Loan servicing rights (Note 5)                              9,811          9,224
Prepaid expenses and other assets                           8,242          5,699
                                                       ----------     ----------
     Total assets                                      $1,058,887     $  924,985
                                                       ==========     ==========

LIABILITIES
Noninterest-bearing deposits (Note 6)                  $   46,288     $   46,234
Interest-bearing deposits (Note 6)                        762,452        691,548
Borrowings (Note 7)                                       165,000        135,870
Accrued interest payable                                    3,149          3,272
Other liabilities                                          14,705         11,400
                                                       ----------     ----------
   Total liabilities                                      991,594        888,324
                                                       ----------     ----------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN THE CORPORATION'S JUNIOR SUBORDINATED
DEBENTURES (NOTE 8)                                        27,750

SHAREHOLDERS' EQUITY
Common stock, no par value, 20,000,000 shares
 authorized, 7,051,270 shares issued
 and outstanding
Additional paid-in capital                                 11,101         11,101
Retained earnings                                          27,563         24,270
Unrealized  gain on  securities
available for sale, net of tax                                879          1,290
                                                       ----------     ----------
   Total shareholders' equity                              39,543         36,661
                                                       ----------     ----------
     Total liabilities and  shareholders' equity       $1,058,887     $  924,985
                                                       ==========     ==========



         See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)


                                                     Three Months               Six Months
                                                    Ended June 30,             Ended June 30,
                                                    --------------             ---------------
                                                    1998         1997       1998          1997
                                                ----------   ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans                    $   17,298   $   15,124   $   33,497   $   29,985
  Interest on mortgage-backed securities             2,242        1,119        4,733        2,129
  Interest and dividends on other investments          761          249        1,284          501
                                                ----------   ----------   ----------   ----------
    Total interest income                           20,301       16,492       39,514       32,615
                                                ----------   ----------   ----------   ----------
INTEREST EXPENSE
  Interest on deposits                              10,159        8,351       19,770       16,281
  Interest on borrowings                             2,099        1,618        4,145        3,373
  Interest on Junior Subordinated
    Debentures                                         412                       412
                                                ----------   ----------   ----------   ----------
    Total interest expense                          12,670        9,969       24,327       19,654
                                                ----------   ----------   ----------   ----------
NET INTEREST INCOME                                  7,631        6,523       15,187       12,961
Provision for loan losses                              910          585        1,360        1,170
                                                ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses                          6,721        5,938       13,827       11,791
                                                ----------   ----------   ----------   ----------

NONINTEREST INCOME
  Loan servicing income, net                           239          309          479          604
  Service charges on deposit accounts                  220          163          430          311
  Gain on sale of loans, net                           767          146        1,525          212
  Loan option income                                   257           75          277          123
  Gain (loss) on sale of securities, net               (29)                       38           89
  Other operating income                               450          290          793          570
                                                ----------   ----------   ----------   ----------
    Total noninterest income                         1,904          983        3,542        1,909
                                                ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
  Salaries and related personnel costs               3,128        2,543        6,118        5,220
  Occupancy and equipment expense                      885          740        1,727        1,432
  Federal deposit insurance premiums                   169          148          328          288
  Data processing expense                              101          126          215          269
  Marketing expense                                    253          179          418          310
  State franchise taxes                                156          155          311          310
  Amortization of intangibles                           66           65          131          131
  Other operating expenses                           1,418          920        2,498        1,783
                                                ----------   ----------   ----------   ----------
    Total noninterest expense                        6,176        4,876       11,746        9,743
                                                ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND                       2,449        2,045        5,623        3,957
EXTRAORDINARY ITEM
Provision for income taxes                             898          752        2,085        1,453
                                                ----------   ----------   ----------   ----------
NET INCOME BEFORE                                    1,551        1,293        3,538        2,504
EXTRAORDINARY ITEM
Extraordinary item (Note 9)                            245            0          245            0
                                                ----------   ----------   ----------   ----------
NET INCOME                                      $    1,306   $    1,293   $    3,293   $    2,504
                                                ==========   ==========   ==========   ==========

Basic earnings per share                        $     0.19   $     0.18   $     0.47   $     0.35
                                                ==========   ==========   ==========   ==========
Diluted earnings per share                      $     0.18   $     0.18   $     0.46   $     0.35
                                                ==========   ==========   ==========   ==========

Weighted average shares
  outstanding for basic
  earnings per share                             7,051,270    7,051,270    7,051,270    7,051,270
Effect of dilutive options                          97,911            0      116,048            0
                                                ----------   ----------   ----------   ----------
Weighted average shares
  outstanding for diluted
  earnings per share                             7,149,181    7,051,270    7,167,318    7,051,270
                                                ==========   ==========   ==========   ==========

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                            1998        1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                     $  79,044    $  10,164

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                           (263,208)     (94,524)
  Purchases of:
    Loans                                                  (81,143)     (40,464)
    Mortgage-backed securities                             (28,119)     (10,574)
    Securities available for sale                          (20,442)      (5,053)
    Securities held to maturity                            (14,814)
    Mortgage loan servicing rights                            (791)        (340)
    Premises and equipment                                  (4,578)      (2,671)
    FHLB stock                                                 (27)      (1,012)
  Proceeds from maturities and repayments of:
    Loans                                                  116,213       78,757
    Mortgage-backed securities                              40,761        5,278
    Securities held to maturity                              4,740
    Proceeds from sale of:
    Loans                                                    5,897        1,950
    Mortgage-backed securities                              32,479
    Securities available for sale                            2,700       11,430
    Premises,  equipment, and real estate owned              1,242           79
  Premium paid for credit card relationships                                (10)
                                                           -------       ------
      Net cash used for investing activities              (209,090)     (57,154)
                                                           -------       ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                            70,922       42,423
  Proceeds from borrowings                                  71,250       24,256
  Repayment of borrowings                                  (73,370)     (29,756)
  Proceeds from issuance of Guaranteed
    Preferred Beneficial Interests in the
    Corporation's Junior Subordinated Debentures            27,750
  Net activity on line of credit                           (31,250)       8,700
                                                         ---------    ---------
    Net cash provided by financing activities              127,802       45,623
                                                         ---------    ---------


Net change in cash and cash equivalents                     (2,244)      (1,367)
Cash and cash equivalents at beginning of period            22,511       16,522
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  20,267    $  15,155
                                                         =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                             $  12,264    $  21,356
    Income taxes                                             2,027        1,063
Transfer from loans receivable to other real estate                       2,018
Loans securitized                                                         5,363


 See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                (In thousands)


                                                                 Six Months Ended June 30,
                                                   -----------------------------------------------------
                                                            1998                           1997
                                                   ----------------------        -----------------------
Retained earnings
  Balance at January 1                             $24,270                       $18,467
  Net income                                         3,293         $3,293          2,504        $ 2,504
                                                   -------         ------        -------        -------
  Balance at June 30                                27,563                        20,971
                                                   -------                       -------
Accumulated  other comprehensive income
  Balance at January 1                               1,290                          676
  Unrealized gains on securities, net
    of reclassification adjustment                                   (411)                         (256)
                                                                   ------                       -------
  Other comprehensive income                          (411)          (411)          (256)          (256)
                                                   -------         ------        -------        -------
  Comprehensive income                                             $2,882                       $ 2,248
                                                                   ======                       =======
  Balance at June 30                                   879                           420
                                                   -------                       -------
Paid-in capital
  Balance at January 1                              11,101                        11,101
  Balance at June 30                                11,101                        11,101
                                                   -------                       -------
Total shareholders' equity                         $39,543                       $32,492
                                                   =======                       =======

Disclosure of reclassification amount:
Unrealized holding gains arising during period      $ (435)                       $ (313)
Less: reclassification adjustment for gains
  included in net income                                24                            57

Net unrealized gains on securities                   $(411)                         $(256)
                                                   =======                        =======



See notes to consolidated financial statements.
                                                                               6

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries, Metropolitan Capital Trust I, MetroCapital Corporation and Metropolitan Bank & Trust Company (the "Bank"), formerly known as Metropolitan Savings Bank of Cleveland, and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary Metropolitan Securities Corporation. Metropolitan Capital Trust I was formed in the second quarter 1998 for the purpose of the sale of the cumulative trust preferred securities. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three and six-month periods ended June 30, 1998 and 1997; (b) the financial condition at June 30, 1998 and December 31, 1997; (c) the statement of cash flows for the six-month periods ended June 30, 1998 and 1997, and (d) the statement of changes in shareholders' equity for the six-month periods ended June 30, 1998 and 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1997, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. At June 30, 1998 and December 31, 1997, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 1998 and December 31, 1997 are as follows (In thousands):


                                                       JUNE 30, 1998
                                   --------------------------------------------------
                                                     Gross         Gross
                                    Amortized      Unrealized    Unrealized  Fair
                                      Cost          Gains         Losses     Value
                                      ----          -----         ------     -----
AVAILABLE FOR SALE
Mutual funds                         $11,948                               $ 11,948
FHLMC preferred stock                  7,500                       (112)      7,388
Mortgage-backed securities           106,880        1,235           (12)    108,103
                                     -------        -----          ----    --------
                                     126,328        1,235          (124)    127,439
HELD TO MATURITY
Tax-exempt municipal bond             14,814                                 14,814
                                      ------        ----           ----      ------
   Total                            $141,142        1,235          (124)   $142,253
                                    ========        =====          ====    ========


                                                  DECEMBER 31, 1997
                                    ------------------------------------------------
                                                     Gross         Gross
                                    Amortized      Unrealized    Unrealized  Fair
                                      Cost          Gains         Losses     Value
                                      ----          -----         ------     -----
AVAILABLE FOR SALE
Mutual funds                         $ 1,706                                $  1,706
Mortgage-backed securities           141,149        2,077           (59)     143,167
                                    --------        -----           ---     --------
                                     142,855        2,077           (59)     144,873

HELD TO MATURITY
Tax-exempt municipal bond              4,740                                   4,740
                                    --------        -----           ---     --------
  Total                             $147,595        2,077           (59)    $149,613
                                    ========        =====          ====     ========

4. LOANS RECEIVABLE

The composition of the loan portfolio at June 30, 1998 and December 31, 1997 is as follows (In thousands):

                                                 JUNE 30, 1998    DECEMBER 31, 1997
                                                 -------------    -----------------
Real estate loans
    Construction loans:
      Residential single family                    $  79,854          $  67,986
      Commercial                                      13,238             19,200
      Land                                            32,323             29,077
      Loans in process                               (50,455)           (46,833)
                                                   ---------          ---------
        Construction loans, net                       74,960             69,430
   Permanent loans:
      Residential  single family                     166,993            146,685
      Multifamily                                    235,151            194,450
      Commercial                                     207,107            166,593
      Other                                              846                566
                                                   ---------          ---------
         Total real estate loans                     685,057            577,724
Consumer loans                                        64,189             68,590
Business and other loans                              63,084             57,496
                                                   ---------          ---------
         Total loans                                 812,330            703,810
Premium (discount) on loans, net                       1,183               (425)
Deferred loan fees, net                               (4,842)            (4,108)
Allowance for losses on loans                         (6,516)            (5,622)
                                                   ---------          ---------
                                                   $ 802,155          $ 693,655
                                                   =========          =========

Activity in the allowance for losses on loans for the periods ended June 30, 1998 and 1997 is as follows (In thousands):

                                                      Six Months Ended June 30,
                                                        1998             1997
                                                        ------        --------

Balance at the beginning of the period                $  5,622        $  4,175
Provision for loan losses                                1,360           1,170
Net charge-offs                                           (466)           (190)
                                                        ------        --------
Balance at the end of the period                      $  6,516        $  5,155
                                                     =========        ========

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at June 30, 1998 and December 31, 1997 is as follows (In thousands):


                                                           June 30,     December 31,
                                                             1998           1997
                                                           --------     ------------
Balance of impaired loans                                  $12,581       $   516
Less portion for which no allowance
  for losses on loans is allocated                          11,491           516
                                                           -------       -------
Portion of impaired loans for which
  an allowance for loan losses is allocated                $ 4,326       $     0
                                                           =======       =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance                   $   850       $     0
                                                           =======       =======


                                                           June 30,     December 31,
                                                             1998          1997
                                                           --------    ------------

Average investment in impaired loans
  during the period                                        $ 9,459       $ 4,220
                                                           =======       =======
Interest income recognized during
  Impairment                                               $    64       $    48
                                                           =======       =======
Interest income recognized on a
  cash basis during the period                             $    64       $    48
                                                           =======       =======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 1998 and December 31, 1997 are summarized as follows (In thousands):

                                                     June 30,        December 31,
                                                       1998              1997
                                                       ----              ----

Mortgage loan portfolios serviced for:
  FHLMC                                           $   649,403          $  656,817
  FNMA                                                504,115             507,345
  Other                                                22,386              26,023
                                                   ----------          ----------
    Total loans serviced for others                $1,175,904          $1,190,185
                                                   ==========          ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $18,633,000 and $18,894,000 at June 30, 1998 and December 31, 1997, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the six-month period ended June 30, 1998 and 1997 (In thousands):


                                                               Six Months Ended June 30,
                                                                  1998         1997
                                                                  ----         ----
Balance at the beginning of the period                          $ 9,224      $ 8,051
Acquired or originated                                            1,840          462
Amortization                                                     (1,253)        (950)
                                                                -------      -------
Balance at the end of the period                                $ 9,811      $ 7,563
                                                                =======      =======


6. DEPOSITS

Deposits consist of the following (In thousands):

                                                     June 30,               December 31,
                                                      1998                      1997
                                                      ----                      ----
Noninterest-bearing checking accounts               $  46,288                $  46,234

Interest-bearing checking accounts                     46,587                   43,080
Passbook savings and statement savings                185,425                  170,443
Certificates of deposit                               530,440                  478,025
                                                     --------                 --------
  Total interest-bearing deposits                     762,452                  691,548
                                                     --------                 --------
                                                     $808,740                 $737,782
                                                     ========                 ========


At June 30, 1998, scheduled maturities of certificates of deposit are as follows (In thousands):


                                 Year                                 Weighted Average
                                 Ended               Amount            Interest Rate
                                 -----               ------            -------------
                                 1998               $174,223               5.63%
                                 1999                279,863               5.99
                                 2000                 62,389               6.35
                                 2001                  7,577               5.95
                                 2002                  1,798               6.07
                               Thereafter              4,590               6.16
                                                    --------               5.91
                                                    $530,440
                                                    ========

 7. BORROWINGS

Borrowings consisted of the following at June 30, 1998 and December 31, 1997 (In thousands):


                                                                 June 30,        December 31,
                                                                  1998              1997
                                                                  ----              ----
Federal Home Loan Bank Advances (5.8% and 5.7% at
  June 30, 1998 and December 31, 1997, respectively)            $ 88,750          $ 41,000

Reverse repurchase agreements (5.7% and 5.7% at
  June 30, 1998 and  December 31, 1997, respectively)             62,250            74,496

Commercial bank line of credit (8.5% at
  December 31, 1997)                                                                 1,500

Subordinated   debt   maturing   December 31, 2001
  (10% fixed rate)                                                                   4,874

Subordinated  debt  maturing  January  1, 2005
  (9.625% fixed rate)                                             14,000            14,000
                                                                --------          --------
                                                                $165,000          $135,870
                                                                ========          ========


At June 30, 1998, scheduled payments on borrowings are as follows (In thousands):


                                            Average      Weighted
             Year Ended                     Amount     Interest Rate
             ----------                     ------     -------------
               1998                       $  47,750      5.58%
               1999                          23,000      5.64
               2001                          50,250      5.80
               2002                          15,000      5.90
            Thereafter                       29,000      8.21
                                           --------
               Total                       $165,000      6.15
                                           ========


Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and residential first mortgage loans with an aggregate carrying value of $181,000,000 and $147,000,000 at June 30, 1998 and December 31, 1997,
respectively.

The Corporation has a commercial bank line of credit agreement with the Huntington National Bank. Effective March 31, 1998, the terms of the agreement were renegotiated. The maximum borrowing under the line was increased from $4,000,000 to $8,000,000 and the line of credit is now a revolving structure that matures in one year and is renewable at that time. As collateral for the loan, the Corporation's largest shareholder has agreed to pledge a portion of his common shares in an amount at least equal to 200% of any outstanding balance. As of June 30, 1998, there was no outstanding balance under this agreement.

8. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

On April 30 and May 4, 1998, the Corporation issued 2,500,000 and 275,000 shares ($10 liquidation amount per security), respectively, of 8.60% cumulative trust preferred securities (the "Trust Preferred") through a newly formed, wholly-owned subsidiary, Metropolitan Capital Trust I (the "Trust Issuer"). The Trust Issuer invested the total proceeds from the sale of the Trust Preferred in the 8.60% Guaranteed Preferred Beneficial Interests in the Corporation's Junior Subordinated Debentures (the "Junior Subordinated Debentures"), which mature on June 30, 2028. The Corporation has used or intends to use the net proceeds from the sale of the Junior Subordinated Debentures for general corporate purposes, including but not limited to, repayment of the $4,873,673 outstanding 10% Subordinated Notes and $2,500,000 of the $4,000,000 commercial bank line of credit; capital contributions to the Bank to support growth and for working capital; acquisitions by either the Corporation or the Bank, although there presently exists no such agreement or understanding with respect to such acquisitions; and possible repurchase of the Corporation's common shares, subject to regulatory requirements and acceptable market conditions. The Trust Preferred are listed on the NASDAQ Stock Market's National Market under the symbol "METFP."

9. EXTRAORDINARY ITEM

In the second quarter, 1998, earnings were affected by an extraordinary item of ($245,000), net of tax, or ($0.03) per common share, pertaining to the Corporation's early retirement of $4.9 million of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement. The retirement of the 10% Subordinated Notes was funded during the quarter through the issuance of the 8.60% Guaranteed Preferred Beneficial Interests in the Junior Subordinated Debentures.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

As of June 30, 1998, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $47,918,000 and $76,842,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.5% to 16% and commitment periods up to one year. In addition, the Bank has firm commitments to sell loans totaling $19,864,000 and optional commitments to sell loans totaling $22,447,000.

At June 30, 1998 and December 31, 1997, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. At June 30, 1998, loans with a carrying value of $22,447,000 were held for sale in connection with outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Metropolitan's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to Metropolitan's income is net interest income, the difference between the interest Metropolitan earns on interest-earning assets, such as loans and securities, and the interest Metropolitan pays on interest-bearing liabilities, such as deposits and borrowings. Metropolitan's operations are also affected by noninterest income, such as loan servicing fees and gains or losses from sales of loans and securities. From time to time, Metropolitan engages in certain transactions aimed at increasing its noninterest income such as loan option income. Metropolitan's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance premiums, and other general and administrative expenses.

Average Balances and Yields. The following tables present, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin refers to net interest income divided by total interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Non-accruing loans are considered in average loan balances. The average balances of mortgage-backed securities are presented at historical cost.


                                                                Three Months Ended June 30,
                                      ------------------------------------------------------------------------
                                                      1998                                         1997
                                      ---------------------------------       --------------------------------

                                                                      (Dollars in thousands)

                                        Average                                Average
                                        Balance        Interest    Rate        Balance        Interest    Rate
                                        -------        --------    ----        -------        --------    ----
Interest-earning assets:
Loans receivable                     $   785,379        $17,298     8.81%      $682,625        $15,124     8.86%
Mortgage-backed securities               113,029          2,242     7.93         68,706          1,119     6.51
Other                                     47,478            761     6.41         15,670            249     6.36
                                     -----------        -------                --------        -------
Total interest-earning assets            945,886         20,301     8.58        767,001         16,492     8.60
                                                        -------                                 ------
Nonearning assets                         55,344                                 39,967
                                        --------                               --------
Total assets                         $ 1,001,230                               $806,968
                                       =========                               ========

Interest-bearing liabilities:
Deposits                             $   749,246         10,159     5.44       $627,070          8,351     5.34
Borrowings                               133,737          2,099     6.30         98,925          1,618     6.56
Junior Subordinated Debentures            18,808            412     8.76
                                        --------        -------                --------        -------
Total interest-bearing liabilities       901,791         12,670     5.63        725,995          9,969     5.51
                                                        -------     ----                       -------     ----
Noninterest-bearing liabilities           60,539                                 49,337
Shareholders' equity                      38,900                                 31,636
                                        --------                               --------
Total liabilities and
  shareholders' equity               $ 1,001,230                               $806,968
                                       =========                               ========
Net interest income                                     $ 7,631                                $ 6,523
                                                         ======                                 ======
Interest rate spread                                                2.95%                                  3.09%
                                                                    ====                                   ====
Net interest margin                                                 3.23%                                  3.40%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                            104.89%                                 105.65%


                                                                Six Months Ended June 30,
                                      ------------------------------------------------------------------------
                                                      1998                                         1997
                                      ---------------------------------       --------------------------------
                                                                      (Dollars in thousands)

                                        Average                                Average
                                        Balance        Interest    Rate        Balance        Interest    Rate
                                        -------        --------    ----        -------        --------    ----
Interest-earning assets:
Loans receivable                       $ 756,374        $33,497     8.86%      $673,497        $29,985     8.90%
Mortgage-backed securities               123,138          4,733     7.69         65,027          2,129     6.55
Other                                     37,918          1,284     6.77         16,464            501     6.09
                                        --------       --------                --------       --------
Total interest-earning assets            917,430         39,514     8.61        754,988         32,615     8.64
                                                         ------                                 ------
Nonearning assets                         57,527                                 43,349
                                        --------                               --------
Total assets                           $ 974,957                               $798,337
                                         =======                                =======

Interest-bearing liabilities:
Deposits                               $ 734,404         19,770     5.43       $616,606         16,281     5.32
Borrowings                               130,042          4,145     6.43        104,350          3,373     6.52
Junior Subordinated Debentures             8,995            412     8.76
                                       ---------       --------                --------       --------
Total interest-bearing liabilities       873,441         24,327     5.61        720,956         19,654     5.50
                                                         ------     ----                       -------     ----
Noninterest-bearing liabilities           63,362                                 46,209
Shareholders' equity                      38,154                                 31,172
                                        --------                               --------
Total liabilities and
  shareholders' equity                 $ 974,957                               $798,337
                                         =======                                =======
Net interest income                                    $ 15,187                               $ 12,961
                                                        =======                                =======
Interest rate spread                                                3.00%                                  3.14%
                                                                    ====                                   ====
Net interest margin                                                 3.31%                                  3.43%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                            105.04%                                104.72%

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

                                                  Three Months ended June 30,
                                                        1998 vs. 1997
                                                      Increase  (Decrease)
                                               ----------------------------------
                                                            Change        Change
                                               Total        Due to        Due to
                                               Change       Volume         Rate
                                               ------       ------         ----
                                                            (In thousands)
INTEREST INCOME ON:
  Loans receivable                             $2,174       $2,260       $  (86)
  Mortgage-backed securities                    1,123          840          283
  Other                                           512          510            2
                                               ------       ------       ------
   Total interest income                        3,809       $3,610       $  199
                                               ------       ======       ======
INTEREST EXPENSE ON:
  Deposits                                      1,808       $1,628       $  180
  Borrowings                                      481          583         (102)
  Junior Subordinated Debentures                  412          412
                                                            ------       ------
   Total interest expense                       2,701       $2,623       $   78
                                               ------       ======       ======
Increase in net interest income                $1,108
                                               ======



                                                   Six Months ended June 30,
                                                        1998 vs. 1997
                                                      Increase  (Decrease)
                                               ----------------------------------
                                                            Change        Change
                                               Total        Due to        Due to
                                               Change       Volume         Rate
                                               ------       ------         ----
                                                            (In thousands)
INTEREST INCOME ON:
  Loans receivable                             $3,512       $3,669       $ (157)
  Mortgage-backed securities                    2,604        2,180          424
  Other                                           783          727           56
                                               ------       ------       ------
   Total interest income                        6,899       $6,576       $  323
                                               ------       ======       ======
INTEREST EXPENSE ON:
  Deposits                                      3,489       $3,166       $  323
  Borrowings                                      772          818          (46)
  Junior Subordinated Debentures                  412          412
                                               ------       ------       ------
   Total interest expense                       4,673       $4,396       $  277
                                               ------       ======       ======
Increase in net interest income                $2,226
                                               ======

RESULTS OF OPERATIONS

Net Income. Net income for the second quarter, 1998 was $1.31 million as compared to net income of $1.29 million for the second quarter, 1997. Net income before the extraordinary item was $1.55 million, as compared to $1.29 million for the prior year period, an increase of 20.0% in net income before extraordinary items. Net interest income and noninterest income increased $1.1 million and $0.9 million, respectively, for the three months ended June 30, 1998 over the prior year period. The provision for loan losses increased $0.3 million from the same prior year period and noninterest expense increased $1.3 million to $6.2 million for the quarter from $4.9 million from the prior year quarter primarily as a result of increased personnel related costs, occupancy expense, and expenses related to increased business levels.

Net income for the six-month period ended June 30, 1998 was $3.3 million as compared to net income of $2.5 million for the first six months of 1997. Net income before the extraordinary item was $3.5 million, as compared to $2.5 million for the prior year period, an increase of 41.3% in net income before extraordinary items. Net interest income and noninterest income increased $2.2 million and $1.6 million, respectively, for the six months ended June 30, 1998 over the prior year period. The provision for loan losses increased $0.2 million from the same prior year period and noninterest expense increased $2.0 million to $11.7 million for the six-month period ended June 30, 1998 from $9.7 million from the prior year period primarily as a result of increased personnel related costs, occupancy expense, and expenses related to increased business levels.

Second quarter and year-to-date earnings in 1998 were affected by an extraordinary item of ($245,000) pertaining to the early retirement of $4.9 million of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement, net of income taxes.

Metropolitan's net interest margin decreased seventeen and twelve basis points to 3.23% and 3.31% for the three and six-month periods ended June 30, 1998, respectively, as compared to 3.40% and 3.43% for the same periods in 1997. The decrease in net interest margin resulted primarily from the increased costs of interest-bearing liabilities, influenced by lengthened maturities on deposits and borrowings and the additional debt issued by the Corporation, exceeding the relatively stable yield of interest-earning assets.

Interest Income. Total interest income increased 23.1% and 21.1% to $20.3 million and $39.5 million in the three and six-month periods ended June 30, 1998, respectively, as compared to $16.5 million and $32.6 million in the same periods in 1997. This increase primarily resulted from a 15.1% and 21.5% increase in average interest-earning assets in the three and six-month periods ended June 30, 1998 as compared to the prior year. Average earning assets increased as a result of Metropolitan's strategy of increasing assets as long as assets with acceptable portfolio characteristics are available.

Interest Expense. Total interest expense increased 27.1% and 23.8% to $12.7 million and $24.3 million for the three and six-month periods ended June 30, 1998, respectively, as compared to $10.0 million and $19.7 million for the same periods in 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and an increased cost of funds for the three and six-month periods ending June 30, 1998 compared to the same periods in 1997. The average balance of deposit accounts increased 19.5% and 19.1% to $749.2 million and $734.4 million for the three and six-month periods ended June 30, 1998, respectively, compared to 1997 primarily in order to fund the growth experienced in average assets. The Corporation has increased its use of other sources of borrowings, including Federal Home Loan Bank advances, reverse repurchase agreements, and the previously mentioned Trust Preferred. Metropolitan's cost of funds increased to 5.63% for the second quarter, 1998 and 5.61% for the six months ended June 30, 1998 as compared to 5.51% and 5.50% for the same periods in 1997 due to higher rates paid as maturities were lengthened on deposits and borrowings.

Provision for Loan Losses. The provision for loan losses increased $325,000 for the second quarter, 1998, and $190,000 for the six month period ended June 30, 1998 as compared to the same periods in 1997. Management increased the provision due to the increased number of nonperforming loans as a percentage of total loans in the loan portfolio and its assessment of the collectibility of those loans. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, regulatory considerations, and other matters.

Noninterest Income. Total noninterest income increased 93.4% and 85.5% to $1.9 million and $3.5 million for the three and six-month periods ended June 30, 1998 as compared to $1.0 million and $1.9 million for the prior year periods.

Net loan servicing income decreased 22.7% to $239,000 in the three month period ended June 30, 1998 as compared to the same period in 1997 and 20.7% to $479,000 for the six months ended June 30, 1998 as compared to the prior year period. The primary reason for this decrease was the writedown of originated mortgage servicing rights due to significant unanticipated prepayments in the first half of 1998. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan focuses on the acquisition of rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $57,000 to $220,000 in the three month period ended June 30, 1998 compared to the same period in 1997 and $119,000 to $430,000 for the six months ended June 30, 1998 as compared to the prior year period. The primary reason for the increase was greater fee income derived from consumer checking, commercial checking, and credit cards due to increased business levels.

Gain on sale of loans was $767,000 in the three-month period ended June 30, 1998, as compared to $146,000 during the same period in 1997. For the six-month period ended June 30, 1998, gain on sale of loans was $1,525,000 as compared to $212,000 for the prior year period. This income was dependent upon the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by decreasing interest rates. As such, the primary reasons for the gain in the first half of 1998 were the sale of residential fixed rate loans into a favorable rate market and greatly increased volume over the prior year. The proceeds of residential loan sales in the first six months of 1998 were $113.6 million as compared to $31.8 million in the same period in 1997.

Loan option income was $257,000 and $277,000 in the three and six-month periods ended June 30, 1998 as compared to $75,000 and $123,000 in the same periods in 1997. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee in income.

Net loss on sale of securities in the three months ended June 30, 1998, was ($29,000) as a result of the sale of a Collateralized Mortgage Obligation ("CMO") during the quarter. Net gain on sale of securities for the six months ended June 30, 1998 was $38,000 as compared to $89,000 for the prior year period. This gain in the first half of 1998 was the result of the sale of securities originally purchased to satisfy regulatory liquidity requirements which were no longer necessary for that purpose due to revisions to those requirements and the previously discussed CMO sale.

Other noninterest income increased $160,000 and $223,000 in the three and six-month periods ended June 30, 1998, compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business, especially lending activities, in the first half of 1998.

Noninterest Expense. Total noninterest expense increased to $6.2 million and $11.7 million in the three and six-month periods ended June 30, 1998 as compared to $4.9 million and $9.7 million for the same periods in 1997.

Personnel related expenses increased $585,000 and $898,000 in the three-month and six-month periods ended June 30, 1998 as compared to the same periods in 1997. These increases were primarily a result of increased staffing levels to meet business needs, including temporary employees, during the 1998 period and additional incentive payments based on increased business volumes.

Occupancy costs increased $145,000 and $295,000 in the three and six-month periods ended June 30, 1998, over the same periods in 1997. This increase was generally the result of one additional full service retail sales office, maintenance costs, and expanded space at the corporate headquarters office.

Marketing expense increased $74,000 and $108,000 in the three and six-month periods ending June 30, 1998 as compared to the same periods in 1997. This increase was the result of the increased marketing efforts related to increasing retail deposits.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $498,000 and $715,000 for the three and six-month periods ended June 30, 1998 as compared to the same periods in 1997. This increase was generally the result of increases in expenses pertaining to increased loan origination/purchase volume, real estate owned expenses, and increased loan servicing costs.

Provision for Income Taxes. The provision for income taxes increased $146,000 and $632,000 for the three and six-month periods ended June 30, 1998 as compared to the same periods in 1997. The primary reason for the increase in the provision was the increased level of income over the prior year. The effective tax rates were 36.7% and 37.1% for the three and six-month periods ended June 30, 1998 as compared to 36.8% and 36.7% for the same periods in 1997.

ASSET QUALITY

Metropolitan's goal is to maintain the above average asset quality of its loan portfolio through conservative lending policies and prudent underwriting. Detailed reviews of the loan portfolio are undertaken regularly to identify potential problem loans or trends early and to provide for adequate estimates of potential losses. In performing these reviews, management of Metropolitan considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. Metropolitan normally considers loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, Metropolitan considers loans to be impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, an assessment is made as to the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income and future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's non-performing assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                June 30,             December 31,
                                                   1998                   1997
                                                   ----                   ----
                                                    (Dollars in thousands)

Nonaccrual loans                                 $   12,269           $    2,763
Loans past due greater than
  90 days or impaired, still accruing                 1,552                  384
                                                 ----------           ----------
Total nonperforming loans                            13,821                3,147
Real estate owned                                     1,530                2,037
                                                 ----------           ----------
Total nonperforming assets                       $   15,351           $    5,184
                                                 ==========           ==========
Allowance for losses on loans                    $    6,516           $    5,623
                                                 ==========           ==========

Nonperforming loans to total loans                     1.64%                0.44%
Nonperforming assets to total assets                   1.45%                0.56%
Net charge-offs to average loans                       0.12%(1)             0.13%
Provision for loan losses to
  average loans                                        0.36%(1)             0.35%
Allowance for losses on loans to
  total nonperforming loans at
  end of period                                       47.15%              178.68%
Allowance for losses on loans to
  total loans at end of period                         0.77%                0.79%

(1) Annualized for comparative purposes.

Nonperforming assets at June 30, 1998 increased $10.2 million to $15.4 million as compared to $5.2 million at December 31, 1997. As previously reported in the March 31, 1998 Form 10-Q, the primary reason for this increase is a $4.0 million participation in a $9.0 million loan secured by a waterpark in Southern California and a $3.7 million commercial loan secured by a motel in Northeast Ohio. It is anticipated that these loans will remain delinquent or move to Real estate owned and remain as nonearning assets at least through year end. Nonperforming assets at June 30, 1998 also include three loans held for sale totaling $1.9 million and secured by commercial real estate which have subsequently been sold. In addition, $1.1 million of commercial loans have become nonperforming during the second quarter, 1998. The underlying collateral for all of these nonperforming loans has been evaluated for collectibility and as a result, $850,000 of the allowance for loan losses has been allocated to cover estimated losses on these loans.

In addition to the nonperforming assets included in the table above, Metropolitan identifies potential problem loans which are still performing but have a weakness which causes Metropolitan to classify those loans as substandard for regulatory purposes. There was $3.6 million of loans in this category at June 30, 1998. Management believes that the security held by the Bank on those potential problem loans classified as substandard for regulatory purposes is adequate to prevent the Bank from incurring a material loss on such loans.


FINANCIAL CONDITION

Total assets amounted to $1,058.9 million at June 30, 1998, as compared to $925.0 million at December 31, 1997, an increase of $133.9 million, or 14.5%. The increase in assets was funded primarily with deposit growth of $71.0 million, increased borrowings of $29.1 million, and the Trust Preferred of $27.8 million.

Securities available for sale increased $17.6 million to $19.3 million at June 30, 1998 compared to $1.7 million at December 31, 1997. The increase was primarily due to the purchase of $7.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock in the first quarter and $11.9 million of mutual funds readily convertible to cash purchased by the Corporation with the proceeds of the Trust Preferred issuance.

Securities held to maturity increased $10.1 million to $14.8 million at June 30, 1998 compared to at December 31, 1997. The increase was primarily due to the purchase of $14.8 million of tax-exempt municipal bonds which was offset by the redemption of $4.7 million of tax-exempt bonds.

Loans receivable, including loans held for sale, increased $136.6 million, or 19.3% to $844.5 million at June 30, 1998 from $707.9 million at December 31, 1997. This increase was the effect of increased lending volume for all loan classifications in response to the favorable interest rate environment. This increase is consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Total deposits were $808.8 million at June 30, 1998, an increase of $71.0 million, or 9.6%, over the balance of $737.8 million at December 31, 1997. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, and increased custodial checking balances.

Borrowings increased $29.1 million, or 21.4% from December 31, 1997 to June 30, 1998. The increase was the result of increased use of FHLB advances. The Trust Preferred were issued in the second quarter, 1998, in the amount of $27.8 million. Metropolitan intends to use the proceeds from the offering that have not already been utilized for general corporate purposes, including but not limited to, repayment of currently outstanding debt, acquisitions by either the Corporation or the Bank, capital contributions to the Bank to support growth and for working capital, and the possible repurchase of Metropolitan's common shares.


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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for June 30, 1998 was 11.95%.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt or equity security issues. The Corporation's primary use of funds is for interest payments on its existing debt. At June 30, 1998, the Corporation, excluding the Bank, had cash and readily convertible investments of $12.3 million. This included the portion of the proceeds of the Trust Preferred issuance which have not been utilized.

At June 30, 1998, $99.3 million, or 12.3%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, Metropolitan considers the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At June 30, 1998, approximately $61.5 million, or 7.6%, of Metropolitan's accounts were held by these individuals and entities. If Metropolitan were unable to replace these deposits upon maturity, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize any potential adverse effect on liquidity.

Metropolitan has access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $120.4 million at June 30, 1998, of which $88.8 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowing capacity for reverse repurchase agreements of approximately $119.4 million at June 30, 1998, of which $62.3 million was utilized.

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

The Bank's regulatory capital ratios at June 30, 1998 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                            TANGIBLE CAPITAL                CORE CAPITAL           RISK-BASED CAPITAL
                            ----------------                ------------           ------------------
                                                      (DOLLARS IN THOUSANDS)
Capital amount
Actual                      $62,448       6.00%       $62,694        6.02%        $66,309        8.32%
Required                     15,614       1.50         41,648        4.00          63,767        8.00
                            -------                   -------                    --------
Excess                      $46,834       4.50%       $21,046        2.02%       $  2,542        0.32%
                            =======                   =======                    ========

Metropolitan believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. During the second quarter of 1998, the Corporation contributed $8.0 million from the Trust Preferred issuance to the capital of the Bank. The Corporation maintains a $8.0 million line of credit with the Huntington National Bank, which it could access to make future contributions to the capital of the Bank. At June 30, 1998, there was no outstanding balance under the line of credit. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.


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

As a result of the recognition of this potential problem, Metropolitan has addressed this issue by forming a task force to plan for and implement any changes necessary to ensure year 2000 readiness. The task force has identified four major areas where it will concentrate its efforts: (i) the service bureau that services the majority of Metropolitan's customer accounts; (ii) the various software vendors whose software is used by Metropolitan; (iii) critical vendors Metropolitan uses that are dependent upon data processing; and (iv) major loan customers to ensure that their revenues will continue uninterrupted. A time line has been established and the task force and its subcommittees will progress through assessment, planning, implementation, and testing during 1998.

Metropolitan has completed the assessment phase of this project and is currently testing the applications which affect the majority of the Bank's customer's accounts. At December 31, 1998, after the completion of the testing phase, Metropolitan and the service bureau will assess its ability to be year 2000 ready. If the determination is made that it can not be year 2000 ready, the parent company of the service bureau has committed to convert Metropolitan's applications to another data center in their network which is or will be year 2000 ready.

Metropolitan believes the plans currently in place will ensure external suppliers' Year 2000 readiness and that internal components will be adequate to provide quality service to customers without interruption. In management's opinion, any related incremental costs or potential loss of revenues would not have a material impact on the financial condition, operations, or cash flows of the Corporation.


RECENT ACCOUNTING DEVELOPMENTS

In June, 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the presentation of information about operating segments in financial statements including interim financial statements to shareholders. Under SFAS No. 131, financial information is to be reported on the basis that it is used internally for evaluating segment performance and asset allocation. This Statement is effective for fiscal years beginning after December 15, 1997.
The Corporation expects SFAS No. 131 to have no effect on its financial position other than changes in financial presentation classifications.

Also, in June, 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners.

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


FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to Metropolitan or its management are intended to identify such forward looking statements. Metropolitan's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.


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

Presented below, as of June 30, 1998 and December 31, 1997, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.


                            June 30, 1998              December 31, 1997
                            -------------              -----------------
  Changes in
Interest Rate   Board Limit  Change in      % Change     Change in      % Change
(basis points)  % Change       NPV           in NPV         NPV           in NPV
-------------- -----------  ---------        --------    ----------      --------
                               (Dollars in thousands)

+400             (65)%     $(29,535)          (37)%     $(27,474)          (36)%
+300             (45)       (22,309)          (28)       (20,131)          (27)
+200             (25)       (13,670)          (17)       (12,743)          (17)
+100             (15)        (6,448)           (8)        (5,829)           (8)
-100             (15)         6,532             8          5,631             7
-200             (25)        13,938            18         13,381            18
-300             (45)        24,777            31         25,415            33
-400             (65)        37,924            48         40,157            53


As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than interest rates earned on assets because deposits generally have shorter periods to maturity, which is when they reprice. In addition, the fixed rate assets in the portfolio will only reprice as the loans are repaid and new loans at market rates are made. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames. At June 30, 1998 and December 31, 1997, the Bank was within the Board-established limits for various changes in interest rates and the Bank's level of sensitivity to rising rates is relatively unchanged.

The principal strategy used by Metropolitan to mitigate the risk of decline in net interest income from increases in interest rates has been to build a portfolio of adjustable rate interest-earning assets. At June 30, 1998, 54.6% of the total loan portfolio had adjustable rates. In order to remain competitive in the mortgage loan market and meet customer needs, Metropolitan also offers a variety of fixed rate products. Metropolitan has managed its investment in fixed rate loans in several ways in order to minimize interest rate risk. It has long been Metropolitan's policy to sell the majority of its fixed rate one- to four-family loan production in the secondary market. Within the remaining fixed rate portfolio, Metropolitan has focused on short-term loan types.

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


 PART II.                OTHER INFORMATION

Items 1,2,3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Metropolitan Financial Corp. was held on April 28, 1998, at 9:00 a.m. ("the Annual Meeting") at 6001 Landerhaven Drive, Mayfield Heights, Ohio.

At the Annual Meeting, the shareholders of Metropolitan considered and voted upon proposals to (i) elect Ralph D. Ketchum, James A. Karman, Robert R. Broadbent, and Marjorie M. Carlson as directors of Metropolitan to serve for the term expiring at the Annual Meeting of Shareholders to be held in the year 2001,
(ii) approve the Metropolitan Financial Corp. 1997 Stock Option Plan and (iii) ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 1998. The shares represented at the Annual Meeting in person or by proxy were voted as follows with respect to each of the proposals:

PROPOSAL #1                                  FOR             WITHHELD        ABSTAINED        NON-VOTES
Election of Directors
   Ralph D. Ketchum                        6,823,177                7,150                0          220,943
   James A. Karman                         6,821,177                9,150                0          220,943
   Robert R. Broadbent                     6,823,227                7,100                0          220,943
   Marjorie M. Carlson                     6,823,227                7,100                0          220,943

PROPOSAL #2                                  FOR             WITHHELD        ABSTAINED        NON-VOTES
  Approval of Metropolitan Financial
  Corp. 1997 Stock Option Plan             6,258,181               31,930            8,400          752,759


PROPOSAL #3                                  FOR             AGAINST        ABSTENTIONS       NON-VOTES
   Ratification of appointment of Crowe,
   Chizek and Company LLP                  6,761,302               66,825            2,200          220,943

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

        4.1 Form of Indenture of the Corporation relating to the Junior Subordinated Debentures (filed as Exhibit 4.1 to the Corporation's Form 10-Q filed May 14, 1998 and incorporated herein by reference).

        4.2 Form of Amended and Restated Trust Agreement of Metropolitan Capital Trust I (filed as Exhibit 4.4 to the Corporation's Form 10-Q filed May 14, 1998 and incorporated herein by reference).

        4.3 Form of Guarantee of the Corporation relating to the Trust Preferred Securities (filed as Exhibit 4.6 to the Corporation's Form 10-Q filed May 14, 1998 and incorporated herein by reference).

        4.4     Form of Agreement as to Expenses and Liabilities (filed as
                Exhibit 4.7 to the Corporation's Form 10-Q filed May 14, 1998 and incorporated herein by reference).

        10.1 The Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of March 31, 1998. (incorporated herein by reference to Exhibit 99.1 to the Corporation's Form 10-Q filed May 14, 1998).

        27      Financial Data Schedule(1)

        (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

     b.  Reports on Form 8-K - None

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


                                             Date:  August 14, 1998