Form 10-Q
period 1998-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1998-11-16
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998.
                               ------------------

Commission file number                   000-21553
                       ---------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             OHIO                                                34-1109469
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

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

As of November 12, 1998, there were 7,051,270 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS
                                -----------------

                            PART I.    FINANCIAL INFORMATION                                                   PAGE

                            Item 1.  Financial Statements:

                              Consolidated Statements of Financial Condition (Unaudited)
                              as of September 30, 1998 and December 31, 1997                                     3

                              Consolidated Statements of Operations (Unaudited ) for the
                              nine months ended September 30, 1998 and 1997                                      4

                              Condensed Consolidated Statements of Cash Flows (Unaudited)
                              for the nine months ended September 30, 1998 and 1997                              5

                              Consolidated Statement of Changes in Shareholders' Equity
                              (Unaudited) for the nine months ended September 30, 1998 and
                              1997                                                                               6

                              Notes to Consolidated Financial Statements (Unaudited)                          7-15

                            Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                    15-28

                            Item 3. Quantitative and Qualitative Disclosures About
                            Market Risk                                                                         28

                            PART II.   OTHER INFORMATION                                                        30

                            Item 6. Exhibits and Reports on Form 8-K                                            30

                            SIGNATURES                                                                          32

                                        2

     PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONITION (Unaudited)
                                 (In thousands)

                                                                                   SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                                                   ------------------        -----------------
                ASSETS
                Cash and cash equivalents                                             $    35,316                $  22,511
                Securities available for sale (Note 3)                                     11,262                    1,706
                Securities held to maturity (Note 3)                                       16,216                    4,740
                Mortgage-backed securities (Note 3)                                        88,992                  143,167
                Loans held for sale                                                        14,097                   14,230
                Loans receivable, net (Note 4)                                            953,121                  693,655
                Federal Home Loan Bank stock, at cost                                       5,673                    5,350
                Accrued interest receivable                                                 7,303                    5,752
                Premises and equipment, net                                                17,602                   13,928
                Real estate owned, net                                                        842                    2,037
                Intangible assets                                                           2,790                    2,986
                Loan servicing rights (Note 5)                                             10,530                    9,224
                Prepaid expenses and other assets                                           7,678                    5,699
                                                                                   ------------------        -----------------
                     Total assets                                                      $1,171,422                 $924,985
                                                                                   ==================        =================

                LIABILITIES
                Noninterest-bearing deposits (Note 6)                                $     50,978                $  46,234
                Interest-bearing deposits (Note 6)                                        835,030                  691,548
                Borrowings (Note 7)                                                       197,250                  135,870
                Accrued interest payable                                                    3,991                    3,272
                Other liabilities                                                          15,501                   11,400
                                                                                   ------------------        -----------------
                   Total liabilities                                                    1,102,750                  888,324
                                                                                   ------------------        -----------------

                GUARANTEED PREFERRED BENEFICIAL INTERESTS
                IN THE CORPORATION'S JUNIOR SUBORDINATED
                DEBENTURES (NOTE 8)                                                        27,750

                SHAREHOLDERS' EQUITY
                Common stock, no par value, 20,000,000
                shares authorized, 7,051,270 shares issued and
                outstanding
                Additional paid-in capital                                                 11,101                   11,101
                Retained earnings                                                          29,184                   24,270
                Unrealized gain on securities available for sale,
                net of tax                                                                    637                    1,290
                                                                                   ------------------        -----------------
                   Total shareholders' equity                                              40,922                   36,661
                                                                                   ------------------        -----------------
                     Total liabilities and shareholders' equity                        $1,171,422                 $924,985
                                                                                   ==================        =================


See notes to consolidated financial statements.

                                       3

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                      THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                                      ----------------------------       ---------------------------
                                                                          1998            1997               1998          1997
                                                                      ------------    ------------       ------------  -------------
INTEREST INCOME
  Interest and fees on loans                                          $   18,793      $    15,029        $   52,291    $     45,014
  Interest on mortgage-backed securities                                   1,826            2,178             6,559           4,307
  Interest and dividends on other investments                                747              333             2,030             834
                                                                      ------------    ------------       ------------  -------------
    Total interest income                                                 21,366           17,540            60,880          50,155
                                                                      ------------    ------------       ------------  -------------
INTEREST EXPENSE
  Interest on deposits                                                    10,545            8,698            30,315          24,980
  Interest on borrowings                                                   2,338            1,859             6,483           5,231
  Interest on Junior Subordinated Debentures                                 608                              1,020
                                                                      ------------    ------------       ------------  -------------
    Total interest expense                                                13,491           10,557            37,818          30,211
                                                                      ------------    ------------       ------------  -------------
NET INTEREST INCOME                                                        7,875            6,983            23,062          19,944
Provision for loan losses                                                    690              585             2,050           1,755
                                                                      ------------    ------------       ------------  -------------
Net interest income after provision for loan losses                        7,185            6,398            21,012          18,189
                                                                      ------------    ------------       ------------  -------------
NONINTEREST INCOME
  Loan servicing income, net                                                 125              350               604             954
  Service charges on deposit accounts                                        219              189               649             505
  Gain on sale of loans, net                                                 965              128             2,490             340
  Loan option income                                                         111              141               388             264
  Loan credit discount income                                                137                                137
  Gain (loss) on sale of securities, net                                      32                                 70              89
  Other operating income                                                     335              311             1,128             876
                                                                      ------------    ------------       ------------  -------------
    Total noninterest income                                               1,924            1,119             5,466           3,028
                                                                      ------------    ------------       ------------  -------------
NONINTEREST EXPENSE
  Salaries and related personnel costs                                     3,573            2,666             9,691           7,899
  Occupancy and equipment expense                                            922              813             2,650           2,254
  Federal deposit insurance premiums                                         183              153               511             441
  Data processing expense                                                    152               81               366             350
  Marketing expense                                                          253              222               671             532
  State franchise taxes                                                      156              155               467             465
  Amortization of intangibles                                                 66               66               197             197
  Other operating expenses                                                 1,260            1,005             3,758           2,766
                                                                      ------------    ------------       ------------  -------------
    Total noninterest expense                                              6,565            5,161            18,311          14,904
                                                                      ------------    ------------       ------------  -------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                          2,544            2,356             8,167           6,313
Provision for income taxes                                                   923              867             3,008           2,320
                                                                      ------------    ------------       ------------  -------------
NET INCOME BEFORE EXTRAORDINARY ITEM                                       1,621            1,489             5,159           3,993
Extraordinary item (Note 9)                                                                                     245
                                                                      ------------    ------------       ------------  -------------
NET INCOME                                                            $    1,621      $     1,489        $    4,914    $      3,993
                                                                      ============    ============       ============  =============

Basic earnings per share                                              $     0.23      $      0.21        $     0.70    $       0.56
                                                                      ============    ============       ============  =============
Diluted earnings per share                                            $     0.23      $      0.21        $     0.69    $       0.56
                                                                      ============    ============       ============  =============

Weighted average shares outstanding for basic
  earnings per share                                                   7,051,270        7,051,270         7,051,270       7,051,270
Effect of dilutive options                                                31,599                             92,556
                                                                      ------------    ------------       ------------  -------------
Weighted average shares outstanding for diluted
  earnings per share                                                   7,082,869        7,051,270         7,143,826       7,051,270
                                                                      ============    ============       ============  =============

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                           1998                    1997
                                                                                        ----------              ----------

CASH FLOWS FROM OPERATING ACTIVITIES                                                    $  (8,678)              $  (13,560)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                          (274,055)                (163,098)
  Purchases of:
    Loans                                                                                (196,767)                 (60,855)
    Mortgage-backed securities                                                            (18,608)                 (10,574)
    Securities available for sale                                                         (20,554)                  (5,077)
    Securities held to maturity                                                           (16,214)
    Mortgage loan servicing rights                                                         (1,602)                    (881)
    Premises and equipment                                                                 (5,311)                  (3,025)
    FHLB stock                                                                                (27)                  (1,012)
  Proceeds from maturities and repayments of:
    Loans                                                                                 199,250                  136,367
    Mortgage-backed securities                                                             42,054                   11,974
    Securities held to maturity                                                             4,740
  Proceeds from sale of:
    Loans                                                                                  15,927                    1,950
    Mortgage-backed securities                                                             43,211
    Securities available for sale                                                          10,975                   11,430
    Premises, equipment, and real estate owned                                              1,163                       79
  Premium paid for credit card relationships                                                                           (10)
                                                                                        ----------              ----------
      Net cash used for investing activities                                             (215,818)                 (82,732)
                                                                                        ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                          148,171                   64,656
  Proceeds from borrowings                                                                189,250                   60,833
  Repayment of borrowings                                                                (141,370)                 (53,464)
  Proceeds from issuance of Guaranteed Preferred Beneficial
    Interests in the Corporation's Junior Subordinated Debentures                          27,750
  Net activity on line of credit                                                           13,500                   22,200
                                                                                        ----------              ----------
    Net cash provided by financing activities                                             237,301                   94,225
                                                                                        ----------              ----------
Net change in cash and cash equivalents                                                    12,805                   (2,067)
Cash and cash equivalents at beginning of period                                           22,511                   16,522
                                                                                        ----------              ----------
Cash and cash equivalents at end of period                                              $  35,316               $   14,455
                                                                                        ==========              ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                            $  37,518               $  31,520
    Income taxes                                                                            2,895                   1,101
Transfer from loans receivable to other real estate                                                                 1,955
Loans securitized                                                                                                  98,359


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In thousands)

                                                                                 Nine Months Ended September 30,
                                                            ------------------------------------------------------------------------
                                                                           1998                                   1997
                                                            -----------------------------------    ---------------------------------
Retained earnings
  Balance at January 1                                          $24,270                                $18,467
  Net income                                                      4,914            $4,914                3,993             $3,993
                                                                -------            ------              -------             ------
  Balance at September 30                                        29,184                                 22,460
                                                                -------                                -------
Accumulated other comprehensive income
  Balance at January 1                                            1,290                                    676
  Unrealized gains on securities, net
    of reclassification adjustment                                                   (653)                                    674
                                                                                   ------                                  ------
  Other comprehensive income                                       (653)             (653)                 674                674
                                                                -------            ------              -------             ------
  Comprehensive income                                                             $4,261                                  $4,667
                                                                                   ======                                  ======
  Balance at September 30                                           637                                  1,350
                                                                -------                                -------
Paid-in capital
  Balance at January 1                                           11,101                                 11,101
  Balance at September 30                                        11,101                                 11,101
                                                                -------                                -------
Total shareholders' equity                                      $40,922                                $34,911
                                                                =======                                =======

Disclosure of reclassification amount:
Unrealized holding gains arising during period                   $ (699)                               $   617
Less: reclassification adjustment for gains
  included in net income                                             46                                     57
                                                                -------                                -------
Net unrealized gains on securities                                $(653)                               $   674
                                                                =======                                =======

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") include the accounts of the Corporation and the accounts of its wholly-owned subsidiaries, Metropolitan Capital Trust I, MetroCapital Corporation and Metropolitan Bank & Trust Company (the "Bank") formerly known as Metropolitan Savings Bank of Cleveland, and its wholly-owned subsidiaries, Kimberly Construction Company, Incorporated, and Metropolitan Savings Service Corporation, and its wholly-owned subsidiary, Metropolitan Securities Corporation. Metropolitan Capital Trust I was formed in the second quarter, 1998 for the purpose of the sale of the cumulative trust preferred securities. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three and nine-month periods ended September 30, 1998 and 1997; (b) the financial condition at September 30, 1998 and December 31, 1997;
(c) the statement of cash flows for the nine-month periods ended September 30, 1998 and 1997, and (d) the statement of changes in shareholders' equity for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1997 contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. At September 30, 1998 and December 31, 1997, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 1998 and December 31, 1997 are as follows (In thousands):

                                                                          SEPTEMBER 30, 1998
                                         -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized        Gross Unrealized                Fair
                                               Cost                 Gains                  Losses                     Value
                                         --------------        ----------------        ----------------             ----------
AVAILABLE FOR SALE
Mutual funds                               $   3,837                                                                $  3,837
FHLMC preferred stock                          7,500                                        (75)                       7,425
Mortgage-backed securities                    87,937                1,068                   (13)                      88,992
                                         --------------        ----------------        ----------------             ----------
                                              99,274                1,068                   (88)                     100,254
HELD TO MATURITY
Tax-exempt municipal bond                     14,816                                                                  14,816
Revenue bond                                   1,400                                                                   1,400
                                         --------------        ----------------        ----------------             ----------
                                              16,216                                                                  16,216
                                         --------------        ----------------        ----------------             ----------
   Total                                   $ 115,490                1,068                   (88)                    $116,470
                                         ==============        ================        ================             ==========


                                                                          DECEMBER 31, 1997
                                         -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized        Gross Unrealized                Fair
                                               Cost                 Gains                  Losses                     Value
                                         --------------        ----------------        ----------------             ----------
AVAILABLE FOR SALE
Mutual funds                               $   1,706                                                                $  1,706
Mortgage-backed securities                   141,149                2,077                   (59)                     143,167
                                         --------------        ----------------        ----------------             ----------
                                             142,855                2,077                   (59)                     144,873

HELD TO MATURITY
Tax-exempt municipal bond                      4,740                                                                   4,740
                                         --------------        ----------------        ----------------             ----------
   Total                                   $ 147,595                2,077                   (59)                    $149,613
                                         ==============        ================        ================             ==========

4. LOANS RECEIVABLE

The composition of the loan portfolio at September 30, 1998 and December 31, 1997 is as follows (In thousands):

                                                                       SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                                       ------------------           -----------------
   Real estate loans
   Construction loans:
      Residential single family                                                  $ 81,859                    $ 67,986
      Commercial                                                                   11,826                      19,200
      Land                                                                         32,142                      29,077
      Loans in process                                                            (45,786)                    (46,833)
                                                                                 --------                    --------
         Construction loans, net                                                   80,041                      69,430
   Permanent loans:
      Residential single family                                                   176,080                     146,685
      Multifamily                                                                 313,487                     194,450
      Commercial                                                                  245,569                     166,593
      Other                                                                           832                         566
                                                                                 --------                    --------
         Total real estate loans                                                  816,009                     577,724
Consumer loans                                                                     72,130                      68,590
Business and other loans                                                           74,172                      57,496
                                                                                 --------                    --------
         Total loans                                                              962,311                     703,810
Premium (discount) on loans, net                                                    2,931                        (425)
Deferred loan fees, net                                                            (5,062)                     (4,108)
Allowance for losses on loans                                                      (7,059)                     (5,622)
                                                                                 --------                    --------
                                                                                 $953,121                    $693,655
                                                                                 ========                    ========

Activity in the allowance for losses on loans for the periods ended September 30, 1998 and 1997 is as follows (In thousands):

                                               Nine Months Ended September 30,
                                                  1998             1997
                                               ---------         --------
Balance at the beginning of the period         $   5,622         $  4,175
Provision for loan losses                          2,050            1,755
Net charge-offs                                     (613)            (512)
                                               ---------         --------
Balance at the end of the period               $   7,059         $  5,418
                                               =========         ========

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at September 30, 1998 and December 31, 1997 is as follows (In thousands):

                                                   September 30,                 December 31,
                                                       1998                         1997
                                                   ------------                  ------------
Balance of impaired loans                             $10,891                      $ 516
Less portion for which no allowance
  for losses on loans is allocated                      6,044                        516
                                                      -------                      -----
Portion of impaired loans for which
  an allowance for loan losses is allocated           $ 4,847                      $   0
                                                      =======                      =====
Portion of allowance for losses on loans
  allocated to the impaired loan balance              $ 1,195                      $   0
                                                      =======                      =====


                                                   September 30,                 December 31,
                                                       1998                         1997
                                                   ------------                  ------------
Average investment in impaired loans
  during the period                                   $ 9,265                      $4,220
                                                   ============                  ============
Interest income recognized during
  Impairment                                          $   190                      $   48
                                                   ============                  ============
Interest income recognized on a
  Cash basis during the period                        $   190                      $   48
                                                   ============                  ============

5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1998 and December 31, 1997 are summarized as follows (In thousands):

                                                   September 30,                 December 31,
                                                       1998                         1997
                                                   ------------                  ------------
  FHLMC                                            $   651,662                   $   656,817
  FNMA                                                 517,910                       507,345
  Other                                                 29,952                        26,023
                                                   ------------                  -----------
    Total loans serviced for others                $ 1,199,524                   $ 1,190,185
                                                   ============                  ===========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $20,313,000 and $18,894,000 at September 30, 1998 and December 31, 1997, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the nine-month period ended September 30, 1998 and 1997 (In thousands):


                                                           Nine Months Ended September 30,
                                                              1998                 1997
                                                           ---------             --------
Balance at the beginning of the period                     $   9,224             $  8,051
Acquired or originated                                         3,244                2,232
Amortization                                                  (1,938)              (1,427)
                                                           ---------             --------
Balance at the end of the period                           $  10,530             $  8,856
                                                           =========             ========


6. DEPOSITS

Deposits consist of the following (In thousands):

                                                       September 30,              December 31,
                                                           1998                      1997
                                                       -------------              ------------
Noninterest-bearing checking accounts                   $  50,978                  $  46,234

Interest-bearing checking accounts                         47,891                     43,080
Passbook savings and statement savings                    193,467                    170,443
Certificates of deposit                                   593,672                    478,025
                                                       -------------              ------------
  Total interest-bearing deposits                         835,030                    691,548
                                                       -------------              ------------
                                                        $ 886,008                  $ 737,782
                                                       =============              ============


At September 30, 1998, scheduled maturities of certificates of deposit are as follows (In thousands):

      Year                                                 Weighted Average
     Ended                              Amount              Interest Rate
   ----------                          ---------          ----------------
      1998                             $106,304                5.49%
      1999                              378,261                5.82
      2000                               80,584                6.25
      2001                               19,822                5.91
      2002                                2,137                6.45
   Thereafter                             6,564                6.06
                                       ---------
                                       $593,672                5.82
                                       =========


7. BORROWINGS

Borrowings consisted of the following at September 30, 1998 and December 31, 1997 (In thousands):

                                                                 September 30,               December 31,
                                                                     1998                        1997
                                                                 -------------               ------------
Federal Home Loan Bank Advances (5.8% and 5.7% at
  September 30, 1998 and December 31, 1997, respectively)          $101,000                   $ 41,000

Reverse repurchase agreements (5.7% and 5.6% at
  September 30, 1998 and December 31, 1997, respectively)            82,250                     74,496

Commercial bank line of credit (8.5% at
  December 31, 1997)                                                                             1,500

Subordinated debt maturing December 31, 2001
  (10% fixed rate)                                                                               4,874

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                14,000                     14,000
                                                                 -------------               ------------
                                                                   $197,250                   $135,870
                                                                 =============               ============


At September 30, 1998, scheduled payments on borrowings are as follows (In thousands):

                                         Weighted Average
  Year Ended             Amount           Interest Rate
  ----------           ---------        ----------------
     1998              $  30,000              5.64%
     1999                 23,000              5.64
     2001                  3,000              6.15
     2002                 62,250              5.81
  Thereafter              79,000              6.30
                       ---------
    Total              $ 197,250              5.97
                       =========

Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and residential first mortgage loans with an aggregate carrying value of approximately $179,000,000 and $147,000,000 at September 30, 1998 and December 31, 1997, respectively.

The Corporation has a commercial bank line of credit agreement with the Huntington National Bank. Effective March 31, 1998, the terms of the agreement were renegotiated. The maximum borrowing under the line was increased from $4,000,000 to $8,000,000 and the line of credit is now a revolving structure that matures in one year and is renewable at that time. As collateral for the loan, the Corporation's largest shareholder has agreed to pledge a portion of his common shares in an amount at least equal to 200% of any outstanding balance. As of September 30, 1998, there was no outstanding balance under this agreement.

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

As of September 30, 1998, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $71,961,000 and $83,597,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.5% to 16% and commitment periods up to one year. In addition, the Bank has firm commitments to sell loans totaling $26,040,000 and optional commitments to sell loans totaling $5,903,000.

At September 30, 1998 and December 31, 1997, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank may have collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete or the Bank may have agreed to receive a share of the excess of proceeds over the option price at the time the transaction is complete. At September 30, 1998, loans with a carrying value of $5,903,000 were held for sale in connection with outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The reported results of Metropolitan reflect and are primarily affected by the operations of its largest subsidiary, the Bank. Metropolitan's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to Metropolitan's income is net interest income, the difference between the interest Metropolitan earns on interest-earning assets, such as loans and securities, and the interest Metropolitan pays on interest-bearing liabilities, such as deposits and borrowings. Metropolitan's operations are also affected by noninterest income, such as loan servicing fees and gains or losses from sales of loans and securities. From time to time, Metropolitan engages in certain transactions aimed at increasing its noninterest income such as loan option income. Metropolitan's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, federal deposit insurance premiums, and other general and administrative expenses.

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

                                                                          Three Months Ended September 30,
                                             ---------------------------------------------------------------------------------------
                                                              1998                                              1997
                                             ------------------------------------------        -------------------------------------
                                                                               (Dollars in thousands)

                                               Average                                         Average
                                               Balance           Interest         Rate         Balance           Interest      Rate
                                             -----------         --------         -----        --------          -------       -----
Interest-earning assets:
Loans receivable                             $   857,612          $18,793          8.77%       $651,525          $15,029       9.23%
Mortgage-backed securities                       100,101            1,826          7.30         125,345            2,178       6.95
Other                                             48,564              747          6.15          19,340              333       6.89
                                             -----------         --------                      --------          -------
Total interest-earning assets                  1,006,277           21,366          8.49         796,210           17,540       8.81
                                                                 --------                                        -------
Nonearning assets                                 57,827                                         46,105
                                             -----------                                       --------
Total assets                                 $ 1,064,104                                       $842,315
                                             ===========                                       ========

Interest-bearing liabilities:
Deposits                                     $   778,666           10,545          5.37        $642,115            8,698       5.37
Borrowings                                       148,702            2,338          6.24         113,665            1,859       6.49
Junior Subordinated Debentures                    27,750              608          8.76
                                             -----------         --------                      --------           ------
Total interest-bearing liabilities               955,118           13,491          5.60         755,780           10,557       5.60
                                                                 --------         -----                           ------       ----
Noninterest-bearing liabilities                   68,753                                         52,833
Shareholders' equity                              40,233                                         33,702
                                             -----------                                       --------
Total liabilities and
  shareholders' equity                       $ 1,064,104                                       $842,315
                                             ===========                                       ========
Net interest income                                               $ 7,875                                        $ 6,983
                                                                 ========                                        =======
Interest rate spread                                                               2.89%                                       3.21%
                                                                                  =====                                        ====
Net interest margin                                                                3.13%                                       3.51%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                     105.36%                                        105.35%



                                                                   Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------------------
                                                       1998                                              1997
                                      ------------------------------------------        -------------------------------------
                                                                        (Dollars in thousands)

                                        Average                                         Average
                                        Balance           Interest         Rate         Balance           Interest      Rate
                                      -----------         --------         -----        --------          --------      -----
Interest-earning assets:
Loans receivable                       $  790,491         $ 52,291         8.82%        $666,093          $ 45,014      9.01%
Mortgage-backed securities                115,375            6,559         7.58           85,354             4,307      6.73
Other                                      41,505            2,030         6.52           18,649               834      5.96
                                      -----------         --------                      --------          --------
Total interest-earning assets             947,371           60,880         8.57          770,096            50,155      8.68
                                                          --------                                        --------
Nonearning assets                          57,628                                         43,061
                                      -----------                                       --------
Total assets                           $1,004,999                                       $813,157
                                      ===========                                       ========

Interest-bearing liabilities:
Deposits                               $  749,320           30,315         5.41         $625,202            24,980      5.34
Borrowings                                136,330            6,483         6.36          107,489             5,231      6.50
Junior Subordinated Debentures             15,520            1,020         8.76
                                      -----------         --------                      --------           --------
Total interest-bearing liabilities        901,170           37,818         5.61          732,691            30,211      5.51
                                                          --------         ----                            --------     ====
Noninterest-bearing liabilities            64,961                                         48,359
Shareholders' equity                       38,868                                         32,107
                                      -----------                                       --------
Total liabilities and
  shareholders' equity                 $1,004,999                                       $813,157
                                      ===========                                       ========
Net interest income                                       $ 23,062                                        $ 19,944
                                                          ========                                        ========
Interest rate spread                                                       2.96%                                        3.17%
                                                                           =====                                        =====
Net interest margin                                                        3.25%                                        3.45%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                              105.13%                                        105.11%

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

                                                  Three Months ended September 30,
                                                            1998 vs. 1997
                                                         Increase (Decrease)
                                           ---------------------------------------------
                                                                Change            Change
                                            Total               Due to            Due to
                                            Change              Volume             Rate
                                           -------              ------            ------
                                                           (In thousands)
INTEREST INCOME ON:
  Loans receivable                         $3,764               $4,471            $ (707)
  Mortgage-backed securities                 (352)                (468)              116
  Other                                       414                  445               (31)
                                           -------              ------            ------
   Total interest income                    3,826               $4,448            $ (622)
                                           -------              ======            ======
INTEREST EXPENSE ON:
  Deposits                                  1,847               $1,851            $   (4)
  Borrowings                                  479                  572               (93)
  Junior Subordinated Debentures              608                  608
                                           -------              ------            ------
   Total interest expense                   2,934               $3,031            $  (97)
                                           -------              ======            ======
Increase in net interest income            $  892
                                           =======



                                                  Nine Months ended September 30,
                                                            1998 vs. 1997
                                                         Increase (Decrease)
                                           ---------------------------------------------
                                                                Change            Change
                                            Total               Due to            Due to
                                            Change              Volume             Rate
                                           -------              ------            ------
                                                           (In thousands)
INTEREST INCOME ON:
  Loans receivable                         $7,277               $ 8,206           $ (929)
  Mortgage-backed securities                2,252                 1,656              596
  Other                                     1,196                 1,111               85
                                           ------               -------           ------
   Total interest income                   10,725               $10,973           $ (248)
                                           ------               =======           ======
INTEREST EXPENSE ON:
  Deposits                                  5,335               $ 4,996           $  339
  Borrowings                                1,252                 1,364             (112)
  Junior Subordinated Debentures            1,020                 1,020
                                           ------               -------           ------
   Total interest expense                   7,607               $ 7,380           $  227
                                           ------               =======           ======
Increase in net interest income            $3,118
                                           ======

RESULTS OF OPERATIONS

NET INCOME. Net income for the third quarter, 1998 was $1.6 million as compared to net income of $1.5 million for the third quarter, 1997, an increase of 8.9%. Net interest income and noninterest income increased $0.9 million and $0.8 million, respectively, for the three months ended September 30, 1998 over the prior year period. The provision for loan losses increased $0.1 million from the same prior year period and noninterest expense increased $1.4 million to $6.6 million for the quarter from $5.2 million from the prior year quarter.

Net income for the nine-month period ended September 30, 1998 was $4.9 million as compared to net income of $4.0 million for the first nine months of 1997. Net income before the extraordinary item was $5.2 million, as compared to $4.0 million for the prior year period, an increase of 29.2% in net income before extraordinary items. Net interest income and noninterest income increased $3.1 million and $2.4 million, respectively, for the nine months ended September 30, 1998 over the prior year period. The provision for loan losses increased $0.3 million from the same prior year period and noninterest expense increased $3.4 million to $18.3 million for the nine-month period ended September 30, 1998 from $14.9 million from the prior year period.

Year-to-date earnings in 1998 were affected by an extraordinary item of ($245,000) in the second quarter pertaining to the early retirement of $4.9 million of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement, net of income taxes.

Metropolitan's net interest margin decreased thirty-eight and twenty basis points to 3.13% and 3.25% for the three and nine-month periods ended September 30, 1998, respectively, as compared to 3.51% and 3.45% for the same periods in 1997. A basis point is equal to one-one hundredth of one percent. The decrease in net interest margin resulted from the decreased yield on interest earning assets in the current declining interest rate environment and increased costs of interest-bearing liabilities, due to lengthening maturities on deposits and borrowings and the cost of the additional debt issued by the Corporation.

INTEREST INCOME. Total interest income increased 21.8% and 21.4% to $21.4 million and $60.9 million in the three and nine-month periods ended September 30, 1998, respectively, as compared to $17.5 million and $50.2 million in the same periods in 1997. This increase primarily resulted from a 26.4% and 23.0% increase in average interest-earning assets in the three and nine-month periods ended September 30, 1998 as compared to the prior year which more than offset a decline in the yield on interest earning assets of 32 basis points in the three months and 11 basis points in the nine months ended September 30, 1998 as compared to the prior year. Average earning assets increased as a result of Metropolitan's strategy of increasing assets as long as assets with acceptable portfolio characteristics are available. The decline in yield is due primarily to declining yields in the loan portfolio caused by the overall decline of interest rates and the narrowing of spreads on nonresidential loans caused by competition from other lenders.

INTEREST EXPENSE. Total interest expense increased 27.8% and 25.2% to $13.5 million and $37.9 million for the three and nine-month periods ended September 30, 1998, respectively, as compared to $10.6 million and $30.2 million for the same periods in 1997. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and a stable cost of funds for the three-month period and an increased cost of funds for the nine-month period ending September 30, 1998 compared to the same periods in 1997. The average balance of deposit accounts increased 21.3% and 19.9% to $778.7 million and $749.3 million for the three and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997 primarily in order to fund the growth experienced in assets. The Corporation has increased its use of borrowings, including FHLB advances, reverse repurchase agreements, and the previously mentioned Trust Preferred. Metropolitan's cost of funds was 5.60% for the third quarter, 1998 and 5.61% for the nine months ended September 30, 1998 as compared to 5.60% and 5.51% for the same periods in 1997 due to higher rates paid as maturities were lengthened on deposits and borrowings in order to reduce the risk of decline in net interest income from rising interest rates.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased $105,000 for the third quarter, 1998, and $295,000 for the nine-month period ended September 30, 1998 as compared to the same periods in 1997. Management increased the provision due to the overall increase in loan balances and the increased balance of nonperforming loans as a percentage of total loans in the loan portfolio and its assessment of the collectibility of those loans. Management's estimate of the adequacy of the allowance for losses on loans is based upon an analysis of such factors as historical loan loss experience, an analysis of impaired loans, economic conditions affecting real estate markets, mix of loan types, regulatory considerations, and other matters.

NONINTEREST INCOME. Total noninterest income increased 71.9% and 80.5% to $1.9 million and $5.5 million for the three and nine-month periods ended September 30, 1998 as compared to $1.1 million and $3.0 million for the prior year periods.

Net loan servicing income decreased 64.3% to $125,000 in the three-month period ended September 30, 1998 as compared to the same period in 1997 and 36.7% to $604,000 for the nine months ended September 30, 1998 as compared to the prior year period. The primary reason for this decrease was the writedown of purchased and originated mortgage servicing rights due to the high level of prepayments in the first nine months of 1998 caused by the decline in long-term interest rates. Management believes that based on the current level of long-term interest rates, early repayments may continue through year-end. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan focuses on the acquisition of rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $30,000 to $219,000 in the three-month period ended September 30, 1998 compared to the same period in 1997 and $144,000 to $649,000 for the nine months ended September 30, 1998 as compared to the prior year period. The primary reason for the increase was greater fee income derived from consumer and commercial checking due to increased business levels.

Gain on sale of loans was $965,000 in the three-month period ended September 30, 1998, as compared to $128,000 during the same period in 1997. For the nine-month period ended September 30, 1998, gain on sale of loans was $2,490,000 as compared to $340,000 for the prior year period. This income was dependent upon the amount of loans sold, secondary market pricing, and the value allocated to mortgage servicing rights, and these variables in turn were directly affected by decreasing interest rates. As such, the primary reasons for the gain in the first nine months of 1998 were the sale of residential fixed rate loans into a favorable rate market and greatly increased volume over the prior year. The proceeds of residential loan sales in the first nine months of 1998 were $165.4 million as compared to $24.6 million in the same period in 1997.

Loan option income was $111,000 and $388,000 in the three and nine-month periods ended September 30, 1998 as compared to $141,000 and $264,000 in the same periods in 1997. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee in income.

Loan credit discount income of $137,000 was recognized in the third quarter, 1998. Metropolitan purchases loans at a discount due to its assessment of credit risk and the value of the underlying collateral. These collateral discounts are not recognized in income over the life of the loan. When these loans are paid, any discount related to management's initial assessment of the deficiency in collateral values which is not utilized as part of the payoff is recognized as noninterest income. This income in the third quarter, 1998 is the result of realizing collateral discounts on two loans which were paid in September.

Net gain on sale of securities in the three months ended September 30, 1998, was $32,000 as a result of the sale of a mortgage-backed security during the quarter. Net gain on sale of securities for the nine months ended September 30, 1998 was $70,000 as compared to $89,000 for the prior year period. This gain in the first nine months of 1998 was the result of the sale of securities originally purchased to satisfy regulatory liquidity requirements which were no longer necessary for that purpose due to revisions to those requirements and the previously discussed sale of a mortgage-backed security.

Other noninterest income increased $24,000 and $252,000 in the three and nine-month periods ended September 30, 1998 compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business, in the first nine months of 1998.

NONINTEREST EXPENSE. Total noninterest expense increased to $6.6 million and $18.3 million in the three and nine-month periods ended September 30, 1998 as compared to $5.2 million and $14.9 million for the same periods in 1997.

Personnel related expenses increased $907,000 and $1,792,000 in the three-month and nine-month periods ended September 30, 1998 as compared to the same periods in 1997. These increases were primarily a result of increased staffing levels to meet business needs, including temporary employees, during the 1998 period and additional incentive payments based on increased business volumes.

Occupancy costs increased $109,000 and $396,000 in the three and nine-month periods ended September 30, 1998, over the same periods in 1997. This increase was generally the result of one additional full service retail sales office, maintenance costs, and expanded space at the corporate headquarters office all required to support the increased business volumes.

Marketing expense increased $31,000 and $139,000 in the three and nine-month periods ending September 30, 1998 as compared to the same periods in 1997. This increase was the result of the increased marketing efforts related to increasing retail deposits and consumer loans.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $255,000 and $992,000 for the three and nine-month periods ended September 30, 1998 as compared to the same periods in 1997. This increase was generally the result of increases in expenses pertaining to increased loan origination/purchase volume, real estate owned expenses, and increased loan servicing costs.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $56,000 and $688,000 for the three and nine-month periods ended September 30, 1998 as compared to the same periods in 1997. The primary reason for the increase in the provision was the increased level of income over the prior year. The effective tax rates were 36.3% and 36.8% for the three and nine-month periods ended September 30, 1998 as compared to 36.8% and 36.7% for the same periods in 1997.


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

                                                               September 30,                June 30,             December 31,
                                                                   1998                      1998                   1997
                                                               -------------             -------------           -------------
                                                                                 (Dollars in thousands)

Nonaccrual loans                                                  $14,039                    $12,269                 $2,763
Loans past due greater than
  90 days or impaired, still accruing                                 422                      1,552                    384
                                                               -------------             -------------           -------------
Total nonperforming loans                                          14,461                     13,821                  3,147
Real estate owned                                                     842                      1,530                  2,037
                                                               -------------             -------------           -------------
Total nonperforming assets                                        $15,303                    $15,351                 $5,184
                                                               =============             =============           =============
Allowance for losses on loans                                     $ 7,059                    $ 6,516                 $5,622
                                                               =============             =============           =============

Nonperforming loans to total loans                                   1.50%                      1.64%                  0.44%
Nonperforming assets to total assets                                 1.31%                      1.45%                  0.56%
Net charge-offs to average loans                                     0.10%(1)                   0.12%(1)               0.13%
Provision for loan losses to
   average loans                                                     0.34%(1)                   0.36%(1)               0.35%
Allowance for losses on loans to
   total nonperforming loans at
   end of period                                                    48.82%                     47.15%                178.68%
Allowance for losses on loans to
   Total loans at end of period                                      0.72%                      0.77%                  0.79%

(1) Annualized for comparative purposes.

Nonperforming assets at September 30, 1998 increased $10.1 million to $15.3 million as compared to $5.2 million at December 31, 1997. Although this is a significant change, as you can see from the table above, asset quality has not deteriorated significantly since the last quarter end. As previously reported in the March 31, 1998 Form 10-Q, the primary reason for this increase related to a $4.0 million participation in a $9.0 million loan secured by a waterpark in Southern California and a $3.7 million commercial loan secured by a motel in Northeast Ohio. It is anticipated that these loans will remain delinquent or move to Real estate owned and remain as nonearning assets at least through year end. In addition, $2.7 million of commercial loans have become nonperforming since March 31, 1998. The underlying collateral for all of these nonperforming loans has been evaluated for collectibility and as a result, $1.2 million of the allowance for loan losses has been allocated to cover estimated losses on these loans.

In addition to the nonperforming assets included in the table above, Metropolitan identifies potential problem loans which are still performing but have a weakness which causes Metropolitan to classify those loans as substandard for regulatory purposes. There was $2.9 million of loans in this category at September 30, 1998. Management believes that the security held by the Bank on those potential problem loans classified as substandard for regulatory purposes is adequate to prevent the Bank from incurring a material loss on such loans.

FINANCIAL CONDITION

Total assets amounted to $1,171.4 million at September 30, 1998, as compared to $925.0 million at December 31, 1997, an increase of $246.4 million, or 26.6%. The increase in assets was funded primarily with deposit growth of $148.2 million, increased borrowings of $61.4 million, and the Trust Preferred of $27.8 million.

Securities available for sale increased $9.6 million to $11.3 million at September 30, 1998 compared to $1.7 million at December 31, 1997. The increase was primarily due to the purchase of $7.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock in the first quarter and $3.8 million of mutual funds readily convertible to cash purchased by the Corporation with the proceeds of the Trust Preferred issuance.

Securities held to maturity increased $11.5 million to $16.2 million at September 30, 1998 compared to $4.7 million at December 31, 1997. The increase was primarily due to the purchase of $14.8 million of tax-exempt municipal bonds and $1.4 million of revenue bonds which were offset by the early redemption of $4.7 million of tax-exempt bonds.

Loans receivable, including loans held for sale, increased $259.3 million, or 36.6%, to $967.2 million at September 30, 1998 from $707.9 million at December 31, 1997. This increase was the effect of increased lending volume for all loan classifications in response to increased origination and acquisition efforts. This increase is consistent with Metropolitan's overall strategy of increasing assets while adhering to prudent underwriting standards and preserving its adequately capitalized status.

Other assets include a $1,000,000 investment in a limited partnership which is in the business of servicing real estate loans. The loans in this servicing portfolio have prepaid more quickly during 1998 than in 1997. If these prepayments increase or remain at current levels for a long period of time, the full value of this asset might not be realized. Management believes that no permanent impairment of this asset has taken place at this time.

Total deposits were $886.0 million at September 30, 1998, an increase of $148.2 million, or 20.1%, over the balance of $737.8 million at December 31, 1997. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, and increased custodial checking balances.

Borrowings increased $61.4 million, or 45.2%, from December 31, 1997 to September 30, 1998. The increase was the result of increased use of FHLB advances and reverse repurchase agreements. In addition to increased borrowings, the Trust Preferred securities were issued in the second quarter, 1998, in the amount of $27.8 million. Metropolitan intends to use the net proceeds from the Trust Preferred offering, that have not already been utilized, for general corporate purposes, including but not limited to, repayment of currently outstanding debt, acquisitions by either the Corporation or the Bank, capital contributions to the Bank to support growth and for working capital, and the possible repurchase of Metropolitan's common shares.

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

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for September 30, 1998 was 4.97%. In the event that the Bank's liquidity ratio would fall below the required 4.00%, the Corporation has the ability to borrow on the previously-mentioned commercial bank line of credit for any short-term funding needs.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt or equity security issues. The Corporation's primary use of funds is for interest payments on its existing debt. At September 30, 1998, the Corporation, excluding the Bank, had cash and readily convertible investments of $3.9 million. This included the portion of the proceeds of the Trust Preferred issuance which had not been utilized.

At September 30, 1998, $111.3 million, or 12.6%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, Metropolitan considers the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At September 30, 1998, approximately $77.6 million, or 8.8%, of Metropolitan's accounts were held by these individuals and entities. If Metropolitan were unable to replace these deposits upon maturity, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize any potential adverse effect on liquidity.

Metropolitan has access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $119.3 million at September 30, 1998, of which $101.0 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowing capacity for reverse repurchase agreements of approximately $83.5 million at September 30, 1998, of which $82.3 million was utilized.

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

The Bank's regulatory capital ratios at September 30, 1998 were in excess of the capital requirements specified by OTS regulations as shown by the following table:


                                  TANGIBLE CAPITAL                CORE CAPITAL                 RISK-BASED CAPITAL
                                 ------------------           --------------------           ----------------------
                                                               (DOLLARS IN THOUSANDS)
Capital amount
Actual                           $73,150       6.29%          $73,362        6.31%           $77,099           8.50%
Required                          17,436       1.50            46,505        4.00             72,557           8.00
                                 -------                      -------                        -------
Excess                           $55,714       4.79%          $26,587        2.31%           $ 4,542           0.50%
                                 =======                      =======                        =======

Metropolitan, as a savings and loan holding company, is subject to the capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The additional capital adequacy ratio used in this evaluation is the Tier 1 risk-based capital ratio which at September 30, 1998 was 6.31%.

Metropolitan believes that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. During the first nine months of 1998, the Corporation contributed $16.0 million from the Trust Preferred issuance to the capital of the Bank. The Corporation maintains a $8.0 million line of credit with the Huntington National Bank, which it could access to make future contributions to the capital of the Bank. At September 30, 1998, there was no outstanding balance under the line of credit. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.


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

As a result of the recognition of this potential problem, Metropolitan has addressed this issue by forming a task force to plan for and implement any changes necessary to ensure year 2000 readiness. The task force has identified four major areas where it will concentrate its efforts: (i) the service bureau that services the majority of Metropolitan's customer accounts; (ii) the various software vendors whose software is used by Metropolitan; (iii) critical vendors Metropolitan uses that are dependent upon data processing; and (iv) major loan customers to ensure that their revenues will continue uninterrupted. A time line has been established and the task force and its subcommittees will progress through assessment, planning, testing, and remediation during 1998.

Metropolitan has completed the assessment and planning phase of this project and is currently testing the applications which affect the majority of the Bank's customer's accounts. Metropolitan has been assured by its material external suppliers that they are Year 2000 ready and Metropolitan believes that its internal components will be adequate to provide quality service to customers without interruption. However, government regulations require public companies, such as Metropolitan, to disclose its most likely worst case year 2000 scenario. Management believes that its most likely worst case scenario would involve the inability of the outside service bureau to service the Bank's customer accounts. After the completion of the testing phase, Metropolitan and the service bureau will assess its ability to be year 2000 ready at December 31, 1998. If the determination is made that it cannot be year 2000 ready, as a contingency plan, the parent company of the service bureau has committed to convert Metropolitan's applications to another data center in their network which is or will be year 2000 ready. The parent company of the service bureau has assured Metropolitan that they have other data centers which are already year 2000 ready.

In management's opinion, any related incremental costs or potential loss of revenues would not have a material impact on the financial condition, operations, or cash flows of the Corporation. To date, Metropolitan has expended $14,000 for incremental services directly related to ensuring year 2000 readiness. In addition, Metropolitan has expended $75,000 to upgrade computer hardware and software in 1998, a portion of which was necessary to ensure year 2000 readiness.


RECENT ACCOUNTING DEVELOPMENTS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the presentation of information about operating segments in financial statements including interim financial statements to shareholders. Under SFAS No. 131, financial information is to be reported on the basis that it is used internally for evaluating segment performance and asset allocation. This Statement is effective for fiscal years beginning after December 15, 1997. The Corporation expects SFAS No. 131 to have no effect on its financial position other than additional financial disclosures.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to Metropolitan or its management are intended to identify such forward looking statements. Metropolitan's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, unforeseen business risks related to year 2000 computer systems issues, governmental policies and regulations, and rapidly changing technology affecting financial services.


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

Presented below, as of September 30, 1998 and December 31, 1997, is an analysis of Metropolitan's interest rate risk measured using Net Portfolio Value ("NPV") methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning assets and outgoing cash flows on interest-bearing and other liabilities. The table also contains the policy limits set by the Board of Directors of the Bank established with consideration of the dollar impact of various rate changes and the Bank's capital position.

                                               September 30, 1998               December 31, 1997
                                            -------------------------       -------------------------
  Changes in
Interest Rate               Board Limit     Change in       % Change         Change in       % Change
(basis points)               % Change          NPV           in NPV            NPV            In NPV
--------------              -----------     ---------        --------       ----------      ---------
                                              (Dollars in thousands)

    +400                       (65)%        $(39,161)          (57)%        $ (27,474)         (36)%
    +300                       (45)          (29,419)          (43)           (20,131)         (27)
    +200                       (25)          (19,039)          (28)           (12,743)         (17)
    +100                       (15)           (8,941)          (14)            (5,829)          (8)
    -100                       (15)           13,619            15              5,631            7
    -200                       (25)           28,850            33             13,381           18
    -300                       (45)           48,419            56             25,415           33
    -400                       (65)           71,726            83             40,157           53

As illustrated in the table, Metropolitan's NPV is unfavorably affected in the rising rate scenarios. This occurs principally because the interest paid on deposits would increase more rapidly than interest rates earned on assets because deposits generally have shorter periods to maturity, which is when they reprice. In addition, the fixed rate assets in the portfolio will only reprice as the loans are repaid and new loans are made at market rates. Furthermore, even for the adjustable rate assets, repricing may lag behind the rate change due to contractual time frames. At September 30, 1998 and December 31, 1997, the Bank was within the Board-established limits for various changes in interest rates except the rising 200 basis point scenario at September 30, 1998. The primary reason for the deviation is the increase, due to competitive pressures, of fixed rate non-residential loans in the portfolio. Certain of these loans are held for sale under the option program and will be sold. Management is also evaluating alternatives to sell its current and future production of these loans, extend the maturity of funding sources, and otherwise reduce interest rate risk. The Bank's level of sensitivity to rising rates is slightly increased over the same period due to the increasing level of fixed rate loans.

The principal strategy used by Metropolitan to mitigate the risk of decline in net interest income from increases in interest rates has been to build a portfolio of adjustable rate interest-earning assets. At September 30, 1998, 50.2% of the total loan portfolio had adjustable rates. In order to remain competitive in the mortgage loan market and meet customer needs, Metropolitan also offers a variety of fixed rate products. Metropolitan has managed its investment in fixed rate loans in several ways in order to minimize interest rate risk. It has long been Metropolitan's policy to sell the majority of its fixed rate one- to four-family loan production in the secondary market. Within the remaining fixed rate loan portfolio, Metropolitan has focused on short-term loan types. In an effort to balance the risk of the fixed rate loan portfolio even in the short-term, Metropolitan has placed an emphasis on lengthening maturities for certificates of deposit, FHLB advances, and other borrowings.

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

     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


        a. Exhibits
           Exhibit
           Number       Description
           --------     -----------

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

             10.1       The Restated Loan Agreement by and between the
                        Huntington National Bank and the Corporation dated as of March 31, 1998 (filed as Exhibit 99.1 to the
                        Corporation's Form 10-Q filed May 14, 1998 and incorporated herein by reference).

              27        Financial Data Schedule(1)

              (1)       Filed only in electronic format pursuant to item 601(b)
                        (27) of Regulation S-K.

        b. Reports on Form 8-K - None

                          METROPOLITAN FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          METROPOLITAN FINANCIAL CORP.


                                          By: /s/ David G. Lodge,
                                              ----------------------------------
                                              David G. Lodge,
                                              President, Assistant Secretary and
                                              Assistant Treasurer,
                                              (principal financial
                                              and accounting officer)

                                              Date: November 16, 1998