Form 10-K
period 1998-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1999-03-30
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
|X|  Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
        Act of 1934

For the fiscal year ended December 31, 1998
                          ------------------
Commission file number 000-21553
                      ---------------------------------------------------------
                             METROPOLITAN FINANCIAL CORP.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                         34-1109469
----------------------------------       --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    6001 Landerhaven Drive              Mayfield Heights, Ohio           44124
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


Securities registered pursuant to Section 12(g)of the Act: COMMON STOCK,WITHOUT
PAR VALUE                                                   (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregated market value of voting stock held by nonaffiliates of the Registrant as of March 23, 1999 was $15,682,000.

As of March 23, 1999, there were 7,756,393 shares of the Registrant's Common Stock issued and outstanding.

Documents incorporated by reference:
Portions of the 1998 Annual Report - Parts I and II
Portions of the Proxy Statement for the 1999 Annual Meeting - Part III

                          METROPOLITAN FINANCIAL CORP.

                                 1998 FORM 10-K
                                TABLE OF CONTENTS
                                     PART I

Item 1.  Business..............................................................................  3

Item 2.  Properties............................................................................ 34

Item 3.  Legal Proceedings..................................................................... 34

Item 4.  Submission of Matters to a Vote of Security Holders................................... 34

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters................. 36

Item 6.  Selected Financial Data............................................................... 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results  of Operations 36

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................  36

Item 8.  Financial Statements and Supplementary Data........................................... 37

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.. 37

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................................  38

Item 11. Executive Compensation................................................................ 38

Item 12. Security Ownership of Certain Beneficial Owners and Management........................ 38

Item 13. Certain Relationships and Related Transactions........................................ 38

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................... 38

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Metropolitan Financial Corp. ("Metropolitan") is a savings and loan holding company that was incorporated in 1972. We are engaged in the principal business of originating and purchasing mortgage and other loans through our wholly-owned subsidiary, Metropolitan Bank & Trust Company ("the Bank"). The Bank is an Ohio chartered stock savings association established in 1958. We obtain funds for lending and other investment activities primarily from savings deposits, wholesale borrowings, principal repayments on loans, and the sale of loans. The activities of Metropolitan at the holding company level are limited and impact the results of operations primarily through interest expense on a consolidated basis. Unless otherwise noted, all of the activities discussed below are of the Bank. Our executive office is located at 6001 Landerhaven Drive, Mayfield Heights, Ohio 44124.

         Robert M. Kaye of Rumson, New Jersey, is Metropolitan's current majority shareholder. Mr. Kaye acquired Metropolitan in 1987 and remained sole shareholder until the initial public offering of Metropolitan's Common Stock in October 1996. Since the initial public offering, Mr. Kaye has owned 77.5% of Metropolitan's outstanding Common Stock. Mr. Kaye has the ability to decide the outcome of matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Corporation and has ultimate control of the Corporation and the Bank. In addition, Mr. Kaye is Chairman of the Board and Chief Executive Officer of the Corporation and the Bank.

         At December 31, 1998, we operated 17 full service retail offices in Northeastern Ohio. As of December 31, 1998, we also maintained five residential and multifamily/commercial real estate loan production offices. As a secondary line of business, we service mortgage loans for various investors.

         At December 31, 1998, we had total assets of $1.4 billion, total deposits of $1.1 billion and shareholders' equity of $42.6 million. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to applicable limits.

         At December 31, 1998, we directly or indirectly owned the following active and inactive subsidiaries:

ACTIVE SUBSIDIARIES                      INACTIVE SUBSIDIARIES
-------------------                      ---------------------

- Metropolitan Bank and Trust Company    -   MetroCapital Corporation
- Metropolitan Capital Trust I           -   Metropolitan Savings Service
                                             Corporation
- Kimberly Construction Company          -   Metropolitan Securities Corporation

         The Bank changed its name from Metropolitan Savings Bank of Cleveland to Metropolitan Bank & Trust Company in April 1998. We formed Metropolitan Capital Trust I during 1998 to facilitate the issuance of cumulative trust preferred securities. Kimberly Construction Company's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of bank premises.

         All required disclosures as part of Guide 3 are either included in this document or Management's Discussion and Analysis of Financial Condition and Results of Operations and Five Year Summary of Selected Data which are incorporated by reference.

LENDING ACTIVITIES

         General. Our primary lending activity is the origination and purchase of mortgage loans secured by multifamily and commercial real estate. We also originate one- to four-family residential and construction loans, and to a lesser extent, consumer and business loans.

         Loan Portfolio Composition. The following information presents the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages before deductions for loans in process, deferred fees and discounts and allowance for losses on loans.

                                                                       DECEMBER 31,
                                                1998                       1997                       1996
                                                ----                       ----                       ----
                                         AMOUNT       PERCENT       AMOUNT     PERCENT         AMOUNT     PERCENT
                                         ------       -------       ------     -------         ------     -------
                                                              (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
  One- to four-family                   $  189,182     17.4%       $146,685      19.2%        $114,758      16.8%
  Multifamily                              337,412      31.1        194,450       25.4         276,544       40.3
  Commercial                               228,825      21.1        166,593       21.8         135,635       19.8
  Construction and land                    137,023      12.6        116,829       15.3          71,697       10.5
  Held for sale                              9,416       0.9         14,230        1.8           8,973        1.3
                                        ----------     -----       --------      -----        --------      -----
         Total real estate loans           901,858      83.1        638,787       83.5         607,607       88.7
CONSUMER LOANS                              96,115       8.8         68,590        9.0          54,180        7.9
CONSUMER HELD FOR SALE                       5,601       0.5             --           --            --        --
BUSINESS AND OTHER LOANS                    82,317       7.6         57,496        7.5          23,508        3.4
                                        ----------     -----       --------      -----        --------      -----
         Total loans                     1,085,891    100.0%        764,873     100.0%         685,295     100.0%
                                                      =====                     =====                      =====
LESS:
Loans in process                            46,001                   46,833                     31,758
Deferred fees, net                           5,013                    4,108                      2,336
Discount (premium) on
  loans, net                                (5,320)                     425                        560
Allowance for losses on
  loans                                      6,909                    5,622                      4,175
                                        ----------                 --------                   --------
         TOTAL LOANS
           RECEIVABLE, NET              $1,033,288                 $707,885                   $646,466
                                        ==========                 ========                   ========



                                                             DECEMBER 31,
                                                 1995                      1994
                                                 ----                      ----
                                          AMOUNT      PERCENT       AMOUNT      PERCENT
                                          ------      -------       ------      -------
                                                      (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
  One- to four-family                     $ 76,259     15.0%        $112,840      25.2%
  Multifamily                              231,459      45.8         187,928       41.9
  Commercial                               109,403      21.5          83,354       18.6
  Construction and land                     48,210       9.5          38,270        8.5
  Held for sale                              1,504       0.2              84        0.0
                                          --------     -----        --------      -----
         Total real estate loans           466,835      92.0         422,476       94.2
CONSUMER LOANS                              32,214       6.3          25,946        5.8
CONSUMER HELD FOR SALE                          --           --           --           --
BUSINESS AND OTHER LOANS                     8,703       1.7             171        0.0
                                          --------     -----        --------      -----
         Total loans                       507,752    100.0%         448,593     100.0%
                                                      =====                      =====
LESS:
Loans in process                            23,373                    19,338
Deferred fees, net                           1,220                     1,480
Discount (premium) on
  loans, net                                   544                       837
Allowance for losses on
  loans                                      2,765                     1,911
                                          --------                  --------
         TOTAL LOANS
           RECEIVABLE, NET                $479,850                  $425,027
                                          ========                  ========


         We had commitments to originate or purchase fixed and adjustable rate loans of $69.8 million and $73.2 million, respectively, at December 31, 1998. In addition, we had firm commitments to sell fixed rate loans of $24.0 million and optional commitments to sell fixed rate loans of $6.6 million at December 31, 1998.

         The following table shows the composition of our loan portfolio, including loans held for sale, in dollar amounts and in percentages before deductions for loans in process, deferred fees and discounts and allowance for losses on loans by fixed and adjustable rates.

                                                                       DECEMBER 31,
                                                1998                       1997                       1996
                                                ----                       ----                       ----
                                         AMOUNT       PERCENT       AMOUNT     PERCENT         AMOUNT     PERCENT
                                         ------       -------       ------     -------         ------     -------
                                                                  (DOLLARS IN THOUSANDS)

FIXED RATE LOANS:
Real estate:
  One- to four-family                   $   76,566     7.1%        $ 59,058     7.7%          $ 41,436    6.1%
  Multifamily                              194,521     17.9          60,136      7.9            88,529    12.9
  Commercial                               147,860     13.6          52,390      6.9            34,726     5.1
  Construction and land                     27,849      2.6          20,854      2.7               392     0.0
  Held for sale                              8,920      0.8           6,294      0.8             2,531     0.4
                                        ----------     ----        --------     ----          --------    ----
         Total fixed rate real
           estate loans                    455,716     42.0         198,732     26.0           167,614    24.5
Consumer                                    93,689      8.6          61,307      8.0            46,725     6.8
Consumer held for sale                       5,601      0.5              --       --                --      --
Business and other                          25,526      2.4          19,575      2.6             5,650     0.8
                                        ----------     ----        --------     ----          --------    ----
         Total fixed rate loans            580,532     53.5%        279,614     36.6%          219,989    32.1%
                                        ----------     ====        --------     ====          --------    ====
ADJUSTABLE RATE LOANS:
Real estate:
One- to four-family                        112,616    10.4%          87,627    11.5%            73,322   10.7%
Multifamily                                142,891     13.2         134,314     17.6           188,015    27.5
Commercial                                  80,965      7.5         114,203     14.9           100,909    14.7
Construction and land                      109,174     10.0          95,975     12.5            71,305    10.4
Held for sale                                  496      0.0           7,936      1.0             6,442     0.9
                                        ----------     ----        --------     ----          --------    ----
         Total adjustable rate
           real estate loans               446,142     41.1         440,055     57.5           439,993    64.2
Consumer                                     2,426      0.2           7,283      0.9             7,455     1.1
Business and other                          56,791      5.2          37,921      5.0            17,858     2.6
                                        ----------     ----        --------     ----          --------    ----
         Total adjustable rate
           loans                           505,359    46.5%         485,259    63.4%           465,306   67.9%
                                        ----------    ====         --------    ====           --------   ====
LESS:
Loans in process                            46,001                   46,833                     31,758
Deferred fees, net                           5,013                    4,108                      2,336
Discount (premium) on
  loans, net                                (5,320)                     425                        560
Allowance for losses
  on loans                                   6,909                    5,622                      4,175
                                        ----------                 --------                   --------
         TOTAL LOANS
           RECEIVABLE, NET              $1,033,288                 $707,885                   $646,466
                                        ==========                 ========                   ========


                                                         DECEMBER 31,
                                                1995                      1994
                                                ----                      ----
                                         AMOUNT      PERCENT       AMOUNT      PERCENT
                                         ------      -------       ------      -------
                                                     (DOLLARS IN THOUSANDS)

FIXED RATE LOANS:
Real estate:
  One- to four-family                    $ 35,042   6.9%           $ 46,418   10.4%
  Multifamily                              71,909   14.2             19,852     4.4
  Commercial                               17,615    3.5              7,948     1.8
  Construction and land                        39    0.0                 --      --
  Held for sale                             1,504    0.3                 84     0.0
                                         --------   ----           --------    ----
         Total fixed rate real
           estate loans                   126,109   24.9             74,302    16.6
Consumer                                   32,214    6.3             25,946     5.8
Consumer held for sale                         --     --                 --      --
Business and other                          2,744    0.5                 20     0.0
                                         --------   ----           --------    ----
         Total fixed rate loans           161,067   31.7%           100,268    22.4%
                                         --------   ====           --------    ====
ADJUSTABLE RATE LOANS:
Real estate:
One- to four-family                        41,217    8.1%            66,422    14.8%
Multifamily                               159,550   31.4            168,076    37.5
Commercial                                 91,788   18.1             75,406    16.8
Construction and land                      48,171    9.5             38,270     8.5
Held for sale                                  --     --                 --      --
                                         --------   ----           --------    ----
         Total adjustable rate
           real estate loans              340,726   67.1            348,174    77.6
Consumer                                       --     --                 --      --
Business and other                          5,959    1.2                151     0.0
                                         --------   ----           --------    ----
         Total adjustable rate
           loans                          346,685   68.3%           348,325    77.6%
                                         --------   ====           --------    ====
LESS:
Loans in process                           23,373                    19,338
Deferred fees, net                          1,220                     1,480
Discount (premium) on
  loans, net                                  544                       837
Allowance for losses
  on loans                                  2,765                     1,911
                                         --------                  --------
         TOTAL LOANS
           RECEIVABLE, NET               $479,850                  $425,027
                                         ========                  ========


         The following table illustrates the contractual maturity of our loan portfolio, including loans held for sale at December 31, 1998. The table shows loans that have adjustable or renegotiable interest rates as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments, enforcement of due-on-sale clauses, or amortization of premium, discounts, or deferred loan fees. The table includes demand loans, loans having no stated maturity and overdraft loans in the due in one year or less category.

                                                           DUE AFTER
                                                           ONE YEAR
                                  DUE IN ONE                THROUGH               DUE AFTER
                                 YEAR OR LESS              FIVE YEARS             FIVE YEARS               TOTAL
                              ----------------         ----------------       ----------------       ------------------
                                      WEIGHTED                WEIGHTED                WEIGHTED                  WEIGHTED
                                       AVERAGE                 AVERAGE                 AVERAGE                   AVERAGE
                               AMOUNT   RATE            AMOUNT  RATE           AMOUNT    RATE           AMOUNT     RATE
                              -------- -------          ------   ----          --------  ----         ----------   ----

                                                                    (DOLLARS IN THOUSANDS)
REAL ESTATE:
  One- to four-family         $  1,921  9.16%         $ 1,659   8.62%         $195,018  7.17%        $  198,598   7.20%
  Multifamily                       50   8.00           2,923    8.11          334,439   8.15           337,412    8.15
  Commercial                       747   9.64           9,218    9.39          218,860   8.47           228,825    8.51
  Construction and land         92,185   8.65          31,587    8.77           13,251   8.35           137,023    8.65
CONSUMER                         8,551  13.69          16,273    9.81           76,892  10.86           101,716   10.93
BUSINESS                        35,984   8.52          16,604    9.01           29,729   9.00            82,317    8.79
                              --------                -------                 --------               ----------
    Total                     $139,438  8.94%         $78,264   9.08%         $868,189  8.29%        $1,085,891   8.43%
                              ========                =======                 ========               ==========

         The total amount of loans due after December 31, 1999 which have predetermined interest rates is $548.5 million. The total amount of loans due after that date which have floating or adjustable rates is $398.0 million.

LOAN ORIGINATIONS AND PURCHASES

         Our strategy in recent years has been to increase interest-earning assets primarily by increasing the total loan portfolio if quality loans with the necessary portfolio characteristics were available. We accomplished this by increasing origination capacity and emphasizing purchases. The following table presents our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                     YEAR ENDED DECEMBER 31,
                                             1998             1997            1996
                                             ----             ----            ----
                                                         (IN THOUSANDS)
ORIGINATIONS BY TYPE:
ADJUSTABLE RATE:
Real Estate:
  One- to four-family                       $  77,297       $  28,017       $  56,519
  Multifamily                                  29,215          12,600          20,669
  Commercial                                    9,350          29,304          14,667
  Construction and land                        73,125          77,062          60,566
  Consumer                                     18,888          12,719          10,062
  Business                                      8,606          27,058          18,536
                                            ---------       ---------       ---------
         Total adjustable rate                216,481         186,760         181,019
                                            ---------       ---------       ---------
FIXED RATE:
Real Estate:
  One- to four-family                         223,846          53,712          44,795
  Multifamily                                  75,626           9,490          15,759
  Commercial                                   84,511           1,300              --
  Construction and land                        16,229          25,333             328
  Consumer                                     66,941          17,598          17,242
  Business                                     20,137          15,003           4,249
                                            ---------       ---------       ---------
         Total fixed rate                     487,290         122,436          82,373
                                            ---------       ---------       ---------
           Total loans originated             703,771         309,196         263,392
                                            ---------       ---------       ---------
PURCHASES BY TYPE:
ADJUSTABLE RATE:
Real Estate:
  One- to four-family                              --              90           1,835
  Multifamily                                  21,611          19,433          45,184
  Commercial                                   36,458          22,541          16,905
  Construction and land                         1,365             347             --
  Consumer                                         --              --           5,432
                                            ---------       ---------       ---------
         Total adjustable rate                 59,434          42,411          69,356
                                            ---------       ---------       ---------
FIXED RATE:
Real Estate:
  One- to four-family                           1,077              --           1,125
  Multifamily                                 118,434          23,195          22,971
  Commercial                                   70,753          46,729          21,296
  Construction and land                         4,072           1,975              --
  Consumer                                     23,622          16,900          12,224
                                            ---------       ---------       ---------
         Total fixed rate                     217,958          88,799          57,616
                                            ---------       ---------       ---------
           Total loans purchased              277,392         131,210         126,972
                                            ---------       ---------       ---------
SALES:
Real Estate:
  One- to four-family                        (233,620)        (34,887)        (36,392)
  Multifamily                                  (6,117)         (9,678)        (11,539)
  Commercial                                  (30,055)        (20,782)         (7,808)
  Construction and land                        (3,496)           (600)             --
  Business                                       (559)             --              --
                                            ---------       ---------       ---------
         Total loan sales                    (273,847)        (65,947)        (55,739)
                                            ---------       ---------       ---------
Loans securitized                            (100,995)        (98,325)        (14,458)
Principal repayments                         (285,303)       (196,556)       (142,624)
                                            ---------       ---------       ---------
         Total reductions                    (660,145)       (360,828)       (212,821)
                                            ---------       ---------       ---------
Increase (decrease) in other items, net         4,385         (18,159)        (10,927)
                                            ---------       ---------       ---------
NET INCREASE                                $ 325,403       $  61,419       $ 166,616
                                            =========       =========       =========

         Multifamily Lending. We emphasize multifamily real estate loans. We originate these loans from referrals by present customers of the Bank and mortgage and real estate brokers. Through our existing referral network and advertising efforts, we have become known for originating multifamily loans in our primary multifamily lending markets of Ohio, Kentucky, Michigan, Pennsylvania, and New Jersey. Although we operate full service retail sales offices solely in Northeast Ohio, we have loan origination offices in Southern Ohio, Western Pennsylvania, and Southeastern Michigan.

         At December 31, 1998, our multifamily loans totaled $337.4 million, with an average loan size of approximately $534,000. Of this amount, we originated $123.7 million, or 36.6%. Currently, we emphasize the origination of multifamily loans with principal amounts of $2.0 to $6.0 million and balloon maturities of 10 years. Adjustable loans are adjustable on a one-, three- or five-year schedule with amortization periods of 25 or 30 years. We base rate adjustments on the appropriate term U.S. Treasury securities plus a margin. The loans are subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Due to increasing demand for fixed rate loans, we have allocated more funds for fixed rate programs. Typically, the loans have balloon maturities of 10 years. The maximum loan to value ratio of multifamily residential loans is 75%.

         We recognize that multifamily loans generally involve a higher degree of risk than one- to four-family residential real estate loans. Multifamily loans involve more risk because they typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on these loans typically depends upon the successful operation of the related real estate project and is subject to risks such as excessive vacancy rates or inadequate rental income levels. In order to manage and reduce these risks, we use strict underwriting standards in our multifamily residential lending process.

         Apartment buildings, generally with less than 75 residential units, typically secure loans originated in this area. Our underwriting process includes a site evaluation, which considers factors such as location, access by roadways, condition of the apartments, and amenities. One of our employees visits each location before a loan approval is made. The underwriting process involves an evaluation of the borrower, whether the borrower is an individual or a group of individuals acting as a separate entity. We review the financial statements of each of the individual borrowers and generally obtain personal guarantees in an amount equal to the original principal amount of the loan. Staff independent of the lending department reviews the financial statements of individual guarantors. In addition, we complete an analysis of debt service coverage of the property. Debt service coverage requirements are determined based upon the individual characteristics of each loan. Typically, these requirements range from a ratio of 1.15:1 to 1.30:1. For the multifamily loans, the debt service coverage is calculated based on the maximum interest rate of the loan.

         At December 31, 1998, $213.8 million or 63.4% of our multifamily loan portfolio was purchased. Prior to purchasing these loans, we use a similar underwriting process with substantially the same standards as for our originated loans. In some cases, when we consider the purchase of a portfolio with a considerable number of moderate balance loans, we use an independent contract inspector for property inspections. Real estate located in Ohio secures 37.5% of our multifamily loan portfolio. Underlying real estate for the remaining loans is primarily located in California, Michigan, Pennsylvania and New Jersey.

         Commercial Real Estate Lending. At December 31, 1998, loans secured by commercial real estate totaled $228.8 million or 21.1% of our total portfolio. The average size of these loans was $618,000. Of this amount, we originated $75.2 million or 32.9% and $153.6 million or 67.1% represented loans purchased from a variety of sources, predominantly other financial institutions.

         We purchase loans secured by commercial real estate generally when these loans are secured by retail strip shopping centers or office buildings and the loan yields and other terms meet our requirements. In 1997, we began to introduce more geographic diversity into the portfolio based on our desire to acquire high credit quality loans. We believe a certain amount of geographic diversity is important to reduce the risk of loss due to regional economic downturns.

         We recognize that commercial real estate loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate. These loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on these loans is typically dependent upon the successful operation of the related real estate project and is subject to certain risks including excessive vacancy brought on by tenant turnover and inadequate rental income levels. In addition, the profitability of the business operating in the property may affect the borrower's ability to make timely payments. In order to manage and reduce these risks, we focus our lending on existing properties with a record of satisfactory performance and target retail strip centers and office buildings with multiple tenants.

         We purchase commercial real estate loans secured by strip shopping centers and small office buildings to a much greater extent than we originate commercial real estate loans. Through customer referrals and real estate brokers, we lend on commercial real estate in many states, but predominantly in Ohio, Pennsylvania, Northern Kentucky, Michigan and California. These loans are typically ten year balloon loans with an amortization period of 25 years at a margin over the appropriate term U.S. Treasury securities. The maximum loan to value ratio is generally 75%.

         The following table presents information as to the locations and types of properties securing the multifamily and commercial real estate portfolio as of December 31, 1998. We have loans in 41 states. Properties securing loans in 38 states are aggregated in the table because none of those states exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

                                                              NUMBER
                                                             OF LOANS        PERCENT         PRINCIPAL        PERCENT
                                                             --------        -------         ---------        -------
                                                                                (DOLLARS IN THOUSANDS)

Ohio
  Apartments                                                      160        16.0%              $126,649        22.4%
  Office buildings                                                 31         3.1                 14,836         2.6
  Retail centers                                                   16         1.6                  8,698         1.5
  Other                                                            22         2.2                  5,532         1.0
                                                                -----    --------               --------       -----
         Total                                                    229        22.9                155,715        27.5
                                                                -----       -----               --------       -----
California:
  Apartments                                                      226        22.5                100,783        17.8
  Office buildings                                                 43         4.3                 15,760         2.8
  Retail centers                                                   66         6.6                 30,712         5.5
  Other                                                            36         3.6                 17,790         3.1
                                                                -----       -----               --------       -----
         Total                                                    371        37.0                165,045        29.2
                                                                -----       -----               --------       -----
Pennsylvania:
  Apartments                                                       47         4.7                 25,995         4.6
  Office buildings                                                  7         0.7                 19,363         3.4
  Retail centers                                                    5         0.5                 13,170         2.3
  Other                                                             4         0.4                  1,036         0.2
                                                                -----    --------               --------       -----
         Total                                                     63         6.3                 59,564        10.5
                                                                -----       -----               --------       -----
Other states:
  Apartments                                                      199        19.8                 83,985        14.8
  Office Buildings                                                 49         4.9                 41,328         7.3
  Retail centers                                                   38         3.8                 28,958         5.1
  Other                                                            53         5.3                 31,642         5.6
         -----                                                  -----      ------               --------      ------
         Total                                                    339        33.8                185,913        32.8
                                                                -----       -----               --------      ------
                                                                1,002       100.0%               $566,237      100.0%
                                                                =====       =====                ========     ======

                                                                              10

         The following table presents aggregate information as to the type of security as of December 31, 1998:

                                                                               AVERAGE
                                                                 NUMBER         BALANCE
                                                                OF LOANS       PER LOAN         PRINCIPAL  PERCENT
                                                                --------       --------         ---------  -------
                                                                                (DOLLARS IN THOUSANDS)

Apartments                                                        632            $534           $337,412      59.6%
Office buildings                                                  130             702             91,287       16.1
Retail centers                                                    125             652             81,538       14.4
Other                                                             115             487             56,000        9.9
                                                                -----                           --------      -----
         Total                                                  1,002            $565           $566,237      100.0%
                                                                =====                           ========      =====

         One- to Four-family Residential Lending. In 1998, we originated approximately 20.1% of our one- to four-family residential loans through our full service retail sales offices. We originated the remainder with commissioned loan officers, correspondent lenders, or our telemarketing department established in 1998. We maintain one- to four-family residential loan origination offices in North Olmsted, Ohio and Bloomfield, Michigan. We have focused our one- to four-family residential lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied residences. As of December 31, 1998, the one- to four-family residential mortgages totaled $189.2 million or 17.4% of our loan portfolio.

         We emphasize the origination of conventional ARM loans for retention in our loan portfolio and fixed rate loans suitable for sale in the secondary market. In addition, we offer fixed rate end loan financing to borrowers building homes with our approved construction loan builders. We retain only a limited dollar amount of this fixed rate end loan financing in our portfolio. We closely monitor the amount being originated and subsequently retained. Property located in Northeastern Ohio secures substantially all of the one- to four-family residential mortgage loan originated for retention in our portfolio. At December 31, 1998, our fixed rate residential mortgage loan portfolio totaled $76.6 million, or 7.1%, of our total loan portfolio.

         We are presently originating three types of ARM products for our portfolio. The first product is a one-year adjustable ARM. The interest rate is subject to change annually. The adjustments are based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. In addition, the adjustments are generally limited to a 2% maximum annual interest rate adjustment and a maximum lifetime adjustment of 6%. The second product, known as a five/one ARM, has the same index and caps as the one year ARM. The five/one ARM, however, retains its initial interest rate for the first five years of the loan and then begins to adjust annually in the sixth year. The third product, the three-year ARM, allows for interest rate adjustments every three years. The adjustments are based upon the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of three years. In addition, the adjustments are generally limited to a 2% maximum interest rate adjustment per change and a maximum lifetime adjustment of 6%.

         Our originated ARMs do not permit negative amortization of principal and most of them are convertible into fixed rate mortgages. We typically sell these loans in the secondary market if the option to convert to a fixed rate is exercised. We originate ARMs with terms to maturity of up to 30 years. Borrowers are qualified based upon secondary market requirements.

         At December 31, 1998, $23.8 million, or 12.6% of our one- to four-family residential loan portfolio was purchased. We use an underwriting process with substantially the same standards as for our originated loans when purchasing these loans.

         Construction Lending and Land Development. We originate construction loans on single family homes to local builders in our primary lending market and to individual borrowers on owner-occupied properties. We also make loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Our primary market area for construction lending is in Northeastern Ohio, in the counties of Cuyahoga, Lake, Geauga, Summit, Medina, Portage, and Lorain. We currently have one commissioned construction loan originator in the high volume Columbus, Ohio construction market to originate single family construction loans and improved lot loans.

         The following table presents the number, amount, and type of properties securing construction and land development loans at December 31, 1998:

                                                           NUMBER OF          PRINCIPAL
                                                             LOANS             BALANCE
                                                             -----             -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)

RESIDENTIAL CONSTRUCTION LOANS:
  Owner-occupied                                                 74             $ 20,611
  Builder presold                                                42                9,733
  Builder model homes                                           129               26,810
  Builder lines of credit                                        26               24,430
  Lot loans                                                      55                8,188
  Development loans                                              28               18,650
                                                                ---             --------
         Total residential construction loans                   354              108,422
NONRESIDENTIAL CONSTRUCTION LOANS:
  Multifamily                                                     3                3,956
  Commercial                                                      5               15,173
                                                                ---             --------
         Total nonresidential construction loans                  8               19,129
LAND LOANS                                                        5                8,152
                                                                ---             --------
         Total                                                  367             $135,703
                                                                ===             ========

         The risk of loss on a construction loan largely depends upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost of the project. The application process includes a submission of the cost, specifications and plans. We also review the borrower's financial position and require a personal guarantee on all builder loans. We base all loans upon the appraised value of the underlying collateral, as completed. Qualified independent fee appraisers who have been approved by the Board of Directors complete the appraisals.

         We establish a maximum loan to value ratio for each type of loan based upon the contract price, cost estimate or appraised value, whichever is less. The maximum loan to value ratio by type of construction loan is as follows:

         -        owner-occupied homes--80%;

         -        builder presold homes--80%;

         -        builder models or speculative homes--75%;

         -        lot loans--75%;

         - development loans--70% (development of single-family home lots for resale to builders); and

         - builder lines of credit--75% (development of land for cluster or condominium projects which will be part of builder line of credit).

         All construction loans that we make to builders are for relatively short terms (6 to 24 months) and are at an adjustable rate of interest. Owner-occupied loans are generally fixed rate. These loans increase the yield on, and the proportion of interest rate sensitive loans in, the loan portfolio.

         We offer builders lines of credit to build single family homes. Builders cannot use these lines for any other purpose. We secure all lines of credit by the homes that are built with the draws under such credit agreements. Most of the homes built with the line of credit funds are presold homes. The number of homes built without contracts for sale or as model homes is limited by the financial strength of the builder. We permit the use of lines of credit only where a builder owns a specific number of lots in a development. We base draws upon the percentage of completion. At all times, we retain enough funds to complete the home. We make disbursements only after receipt of a property inspection and a mechanic's lien update from the title company.

         We also originate construction loans on multifamily and commercial real estate projects where we intend to provide the financing once construction is complete. We underwrite these loans in a manner similar to our originated and purchased multifamily residential and commercial real estate loans described above.

         Consumer Lending. The underwriting standards we employ for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 1998, secured loans comprised $91.0 million or 89.5% of the $101.7 million consumer loan portfolio. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections depends upon the borrower's continuing financial stability. Thus, personal circumstances are more likely to have an adverse affect on collection. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount recovered on such loans in the event of default.

         In order to supplement the growth in the consumer loan portfolio, we have been purchasing loans through correspondent lenders and bulk portfolios offered for sale. At December 31, 1998, purchased consumer loans represented $59.5 million, or 58.5% of the outstanding balance of consumer loans. Second mortgages on one- to four-family homes, and first liens on automobiles, or manufactured housing are the primary collateral types for these loans. In 1997, we acquired two packages of subprime loans totaling $6.3 million. Subprime loans are loans where the borrower's credit rating is below an A grade. These loans require more intensive collection techniques. However, the yield is significantly higher to cover these incremental costs. In 1998, we acquired an additional loan package of $5.0 million of subprime loans also secured by manufactured housing. Total subprime loans were $10.2 million, or 9.6% of total consumer loans at December 31, 1998.

         At December 31, 1998, our credit card portfolio had an outstanding balance of $7.3 million with $26.8 million in unused credit lines. Of the outstanding balance, $2.6 million related to cards we originated and $4.7 million related to credit card relationships we purchased.

         Business Lending. We began offering business loans in 1994. At December 31, 1998, we had $82.3 million of business loans outstanding against available lines totaling $101.0 million. Our business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, our business lending has been limited to borrowers headquartered, or doing business in, our retail market area. These loans are generally adjustable interest rates at some margin over the prime interest rate and some are guaranteed by the Small Business Administration.

         The following table sets forth information regarding the number and amount of our business loans as of December 31, 1998:

                                                                                 OUTSTANDING
                                                   NUMBER        TOTAL LOAN       PRINCIPAL
                                                  OF LOANS       COMMITMENT        BALANCE
                                                  --------       ----------      ------------
                                                           (DOLLARS IN THOUSANDS)

LOANS SECURED BY:
  Accounts receivable, inventory and equipment       205            $38,060           $30,876
  Second lien on real estate                          67             23,835            17,865
  First lien on real estate                           35             28,292            27,979
  Specific equipment and machinery                    33              1,622             1,622
  Titled vehicles                                     30                990               990
  Stocks and bonds                                     5              1,492             1,367
  Certificates of deposit                              9                617               281
UNSECURED LOANS                                       18              2,602             1,337
                                                     ---            -------           -------
  Total                                              402            $97,510           $82,317
                                                     ===            =======           =======

         Business loans differ from residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real property whose value is more easily ascertainable. Business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of business loans may substantially depend upon the success of the business itself. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. We work to reduce this risk by carefully underwriting business loans.

SECONDARY MARKET ACTIVITIES

         In addition to originating loans for our own portfolio, we participate in secondary mortgage market activities by selling whole loans, as well as creating mortgage-backed securities, with FannieMae and the FreddieMac. Secondary market sales allow us to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which we choose not to hold in our own portfolio. Our primary focus in mortgage banking operations is to sell fixed rate one- to four-family residential mortgage loans.

         The secondary market for mortgage loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, we tailor some of our real estate loan programs to meet the specifications of FreddieMac and FannieMae, two of the largest institutional investors. We generally retain a portion of the loan origination fee paid by the borrower and receive annual servicing fees as compensation for retaining responsibility for and performing the servicing of all loans sold to institutional investors. See "--Loan Servicing Activities." The sale of substantially all loans to FreddieMac and FannieMae is without recourse to us.

         The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and our relationship with the institutional investor. In the case of one- to four-family residential loans, we periodically obtain formal commitments primarily with FreddieMac and FannieMae. Pursuant to these commitments, FreddieMac or FannieMae is obligated to purchase a specific dollar amount of whole loans over a specified period. The terms of the commitments range from ten to sixty days. The pricing varies depending upon the length of each commitment. We classify loans as held for sale while we are negotiating the sale of specific loans which meet selected criteria to a specific investor or after a sale is negotiated but before it is settled.

         During the third quarter of 1997, we completed the securitization of $93.0 million of multifamily loans with FannieMae under a newly developed program. This program uses insurance to provide the credit enhancement necessary to achieve a triple A rating. We are servicing the loans as mortgage-backed securities for FannieMae. To date, we have retained ownership of the securities in that portfolio. During the fourth quarter of 1998, we completed the securitization of $101.0 million of commercial real estate loans with a private issuer in a non-rated structure. Similar to the 1997 FannieMae transaction, we used an insurance policy to assume all credit risk. In addition to decreasing loans receivable and increasing mortgage-backed securities, the securitizations have had several other benefits, including the following:

         - improvement in the credit risk profile of the Bank's balance sheet by converting whole loans into mortgage-backed securities guaranteed by others;

         -        reduction of the required level of risk-based capital; and

         - addition of high quality collateral which can be pledged for borrowings in the secondary market to fund future loan growth.

         We also sell whole loans or participations in multifamily and commercial real estate loans to private investors and retain the right to service the loans. We make the majority of our sales of multifamily and commercial real estate loans under individually negotiated whole loan or participation sales agreements. These sales are for individual loans or for a package of loans. During 1998, we sold $12.9 million of multifamily and commercial real estate participations. The Bank may seek a participant when a loan would otherwise exceed the loan-to-one borrower limit. We have sold other loans to manage geographic concentration or interest rate risk. In addition, we sell multifamily and commercial real estate loans that are purchased under a loan option program. See "--Loan Option Income."

LOAN SERVICING ACTIVITIES

         At December 31, 1998, the overall servicing portfolio was $2.1 billion. Of that amount, loans serviced for others totaled $1.5 billion. The following table summarizes the portfolio by investor and source:

                                                     ORIGINATED        PURCHASED         PORTFOLIO
                                                      SERVICING        SERVICING         SERVICING             TOTAL
                                                      ---------        ---------         ---------             -----
                                                                           (DOLLARS IN THOUSANDS)

One- to Four-family:
  Metropolitan portfolio                                 $     --         $     --          $186,481          $  186,481
  FreddieMac                                              319,082          469,645                --             788,727
  FannieMae                                                57,998          428,159                --             486,157
  Private investors                                         3,469            7,837                --              11,306
                                                         --------         --------          --------          ----------
         Total One- to Four-family                        380,549          905,641           186,481           1,472,671
                                                         --------         --------          --------          ----------
Multifamily and Commercial:
  Metropolitan portfolio                                       --               --           430,978             430,978
  FreddieMac                                                3,323            1,608                --               4,931
  FannieMae                                                78,454           22,865                --             101,319
  Private investors                                        77,473           25,806                --             103,279
                                                         --------         --------          --------          ----------
         Total Multifamily and
           Commercial                                     159,250           50,279           430,978             640,507
                                                         --------         --------          --------          ----------
           Total                                         $539,799         $955,920          $617,459          $2,113,178
                                                         ========         ========          ========          ==========

         Generally, we service the loans we originate. When we sell loans to an investor, such as FreddieMac or FannieMae, we generally retain the servicing rights for the loans. We receive fee income for servicing these sold loans at various percentages based upon the unpaid principal balances of the loans serviced. We collect and retain service fees out of monthly mortgage payments. To further increase our servicing fee income, the Bank has aggressively pursued purchases of servicing portfolios from other originating institutions. These purchased servicing portfolios are primarily FreddieMac and FannieMae single family loans that are geographically located within the eastern half of the nation. At December 31, 1998, the unpaid principal balance of our purchased servicing portfolio was $955.9 million. The related balance of purchased mortgage servicing rights was $9.9 million.

         Loan servicing functions include collecting and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making rate and payment changes to contractually adjustable loans, managing loans in payment default, processing foreclosure and other litigation activities to recover mortgage debts, conducting property inspections and risk assessment for investment loans and general administration of loans for the investors to whom they are sold.

LOAN OPTION INCOME

         During 1995, we developed a program to purchase loans and sell loan options in order to take advantage of our underwriting capabilities, increase net interest income and increase noninterest income. In these transactions, we purchase loans and sell nonrefundable options to a third party to purchase these same loans at a specified price within a specified period. Prior to purchasing the loans that will be subject to the options, the Bank uses an underwriting process with substantially the same standards as in its origination process. In the event the option is not exercised, we would sell the underlying loans or transfer them to the Bank's portfolio at their fair value at the date of the transfer. We negotiate a nonrefundable option fee based on a percentage of the principal amount of the loans involved. The third party acquiring the option is a loan broker who markets the loans to potential buyers who may be willing to pay a higher price for the loans. To date, we have entered into these option transactions with one loan broker. At December 31, 1998, there were $5.6 million in loans held for sale in connection with outstanding options. We have recognized $388,000 in income in connection with loan options during 1998.

BRIDGE LOAN ACTIVITY

         During 1997, we developed a program to underwrite and originate bridge loans to take advantage of our underwriting capabilities and to increase interest income. A bridge loan is a short term financing arrangement provided to a borrower until they secure more permanent financing or sell the property. For these loans we assess the debt service capacity and underlying collateral value as we would for other multifamily or commercial real estate loans. We collect a fee at origination which is deferred and recognized in interest income over the term of the loan. As a result of the comparatively short term to maturity of these loans, the borrowers must refinance the underlying properties sooner than is the case with longer term, permanent loans. This adds a potential element of risk. In all cases, these loans are adequately secured by real property. During 1998, we originated three of these loans totaling $5.4 million and recognized origination fees of $449,000 in net interest income. During the two years, we funded ten loans totaling $21.2 million. We are no longer actively marketing this program.

LOAN DELINQUENCIES AND NONPERFORMING ASSETS

         When a borrower fails to make a required payment on a loan, we begin work to cure the delinquency by contacting the borrower. In the case of real estate loans, we send a late notice 15 days after the due date. If the delinquency is not cured within 30 days of the due date, we contact the borrower by telephone. We make additional written and verbal contacts with the borrower between 30 and 90 days after the due date. If the delinquency continues for a period of 90 days, we usually bring an action to foreclose on the property. If we foreclose on the property, we sell the property at public auction where we may be the acquirer. Delinquent consumer loans are handled in a similar manner, except that we make our initial contact when the payment is 10 days past due. We bring an action to collect any loan payment that is delinquent for more than 30 days. Our procedures for collection efforts, repossession, and sale of consumer collateral must comply with various requirements under state and federal consumer protection laws. In the case of business loans, we monitor payment activity on a weekly basis. We make telephone contact with any borrower who has not made their payment by its due date. If a delay in payment continues, we meet with the borrower. The borrowers' cash flow situation is evaluated and a repayment plan instituted. In some situations, we exercise our rights to collateral or assignment of receivables in order to liquidate the debt.

         The following table sets forth information concerning delinquent loans at December 31, 1998, in dollar amounts and as a percentage of each category of the loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue.

                                    60-89 DAYS                    90 DAYS AND OVER              TOTAL DELINQUENT LOANS
                                    ----------                    ----------------              ----------------------
                                                 PERCENT                         PERCENT                         PERCENT
                                                 OF LOAN                         OF LOAN                         OF LOAN
                            NUMBER    AMOUNT    CATEGORY     NUMBER    AMOUNT   CATEGORY     NUMBER     AMOUNT  CATEGORY
                            ------    ------    --------     ------    ------   --------     ------     ------  --------
                                                                (DOLLARS IN THOUSANDS)
REAL ESTATE
  One- to four-family           1     $  104    0.05%           7     $   512    0.26%            8     $   616  0.31%
  Multifamily                  --         --      --            --          --     --            --          --   --
  Commercial                    1        142    0.06            6       6,123    2.68             7       6,265  2.74
  Construction and land        --         --      --            4       1,824    1.33             4       1,824  1.33
CONSUMER                       58        669    0.66          365       2,498    2.46           423       3,167  3.11
BUSINESS                        4        863    1.05           14       1,734    2.11            18       2,597  3.15
                               --     ------                  ---     -------                   ---     -------
    Total                      64     $1,778   0.16%          396     $12,691    1.17%          460     $14,469  1.33%
                               ==     ======                  ===     =======                   ===     =======

         Nonperforming assets include all nonaccrual loans, loans past due greater than 90 days still accruing, and real estate owned. Interest is not accrued on loans contractually past due 90 days or more as to interest or principal payments. In addition, interest is not accrued on loans as to which payment of principal and interest in full is not expected unless in our judgment the loan is well secured, and we expect no loss in principal or interest.

         When a loan reaches nonaccrual status, we discontinue interest accruals and reverse prior accruals. The classification of a loan on nonaccrual status does not necessarily indicate that the principal is uncollectible in whole or in part. We consider both the adequacy of the collateral and the other resources of the borrower in determining the steps to take to collect nonaccrual loans. The final determination as to these steps is made on a case-by-case basis. Alternatives we consider are commencing foreclosure, collecting on guarantees, restructuring the loan, or instituting collection lawsuits.

         The following table summarizes non-performing assets by category as of the dates indicated.

                                                                            AT DECEMBER 31,
                                                                            ---------------
                                                   1998            1997           1996           1995            1994
                                                   ----            ----           ----           ----            ----
                                                                       (DOLLARS IN THOUSANDS)
Nonaccruing loans
   One-to four-family                               $   512         $  792        $  950         $  293          $  337
   Multifamily                                           --             --           871          2,138           1,585
   Commercial real estate                             6,123            198         2,032            391             150
   Construction and land
      development                                     1,824             --            --             15              15
   Consumer                                           2,038          1,562           802            266             153
   Business                                           1,734            211           268             --              --
                                                    -------         ------        ------         ------          ------
   Total nonaccruing loans                           12,231          2,763         4,923          3,103           2,240
Loans past due greater
   than 90
   days still accruing                                  460            384           271            204             128
                                                    -------         ------        ------         ------          ------
   Total nonperforming loans                         12,691          3,147         5,194          3,307           2,368
Real estate owned                                     5,534          2,037           177            258              53
                                                    -------         ------        ------         ------          ------
   Total nonperforming
      assets                                        $18,225         $5,184        $5,371         $3,565          $2,421
                                                    =======         ======        ======         ======          ======
Nonperforming loans to
   total loans                                         1.23%          0.44%         0.80%          0.69%           0.55%
Nonperforming assets
   to total assets                                     1.34%          0.56%         0.70%          0.60%           0.51%

         For the years ended December 31, 1998 and 1997, gross interest income which would have been recorded had the nonaccruing loans been current in accordance with their original terms amounted to $788,000 and $151,000, respectively. The amounts that were included in interest income on these loans were $291,000 and $132,000 for the years ended 1998 and 1997, respectively.

         Nonperforming assets were $18.2 million at December 31, 1998, an increase of $13.0 million from $5.2 million at December 31, 1997. During the same period, total net loans receivable increased $325.4 million to $1.0 billion at December 31, 1998. The nonaccrual loan component of nonperforming assets increased $9.5 million to $12.2 million while real estate owned increased $3.5 million to $5.5 million. Nonperforming loans showed significant increases in four areas: commercial real estate; construction and land development; business loans; and consumer loans. Real estate owned increased due to two properties acquired in December.

         The $5.9 million increase in nonperforming commercial real estate is attributable to three loans including a $4.0 million loan financing a waterpark in Southern California. This loan and one other are bridge loans, a program we are no longer actively marketing. Based on appraisals and other current estimates of value, we do not anticipate losses on these three loans. The $1.8 million increase in nonperforming construction and land development loans is related to two borrowers. The largest is a $1.3 million land development loan for residential lots that has experienced slower than anticipated lot absorption. The remaining loans are model home construction loans. Based on appraised values and current market research, we do not anticipate losses on these two relationships.

         The $1.5 million increase in nonperforming business loans is consistent with the growth in business loans. We introduced this product in 1995. From 1996 to 1997, this loan category grew $34.0 million to $57.5 million. In 1998, this loan category grew another $24.8 million to $82.3 million. Total nonperforming business loans are $1.7 million, or 2.1% of that loan category. Unlike the real estate lending which comprises 80% of our loan portfolio, business loans often depend on the successful operation of a business and depreciable collateral. Therefore, we expect nonperforming loans and losses to be higher for business loans than for real estate loans. Management currently estimates probable losses on these five loans at $900,000. We have allocated a portion of the allowance for loan losses to this estimate until the actual loss is determined and charged-off. We are aggressively pursuing collection of all nonperforming loans including those described above.

         Nonperforming consumer loans have increased to $2.5 million at December 31, 1998 and represent 2.5% of the consumer portfolio. This increase is primarily attributable to subprime lending. We began suprime lending in 1997. These loans typically carry higher delinquency rates than other consumer loans and provide a greater yield to compensate for the related increase in costs. These loans account for $240,000, or 29.7% of consumer loan charge-offs in 1998. The aggregate balance of the subprime portfolio at December 31, 1998 was $10.2 million or less than one percent of total loans. All consumer loans that are delinquent 120 days or more are 100% covered by loan insurance or a portion of the allowance for loan losses equal to the estimated loss has been allocated to that loan.

         In December 1998, we acquired title to a motel in Northeast Ohio and a marina in California through foreclosure. We adjusted the carrying value of these properties to their estimated fair value of $3.4 million and $1.3 million, respectively, at the time of acquisition. We are actively pursuing the sale of both properties. We anticipate no further losses.

         At December 31, 1998, we had potential problem loans totaling $3.1 million which were classified by management as substandard and were not included in the table above. Seven loans secured by multifamily and commercial real estate are $1.8 million of this amount. Although these loans were current or not seriously delinquent, there is some unfavorable development involving each loan. If not corrected, the unfavorable development could result in the loan changing to nonaccrual status or a loss being incurred. We are in contact with these borrowers, and we monitor their status closely.

ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS

         We maintain an allowance for losses on loans because some loans may not be repaid in full. We maintain the allowance at a level we consider adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. While we may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. We charge a loan against the allowance as a loss when, in our opinion, it is uncollectible. Despite the charge-off, we continue collection efforts. As a result, future recoveries may occur.

         The following table sets forth an allocation of the allowance for losses on loans among categories as of December 31 of the years indicated based on our estimate of probable losses that were currently anticipated based largely on past loss experience. Since the factors influencing such estimates are subject to change over time, we believe that any allocation of the allowance for losses on loans into specific categories lends an appearance of precision which does not exist. In practice, we use the allowance as a single unallocated allowance available for all loans. The allowance can also be reallocated among different loan categories if actual losses differ from expected losses and based upon changes in our expectation of future losses. The following allocation table should not be interpreted as an indication of the actual amounts or the relative proportion of future charges to the allowance.


                                                                      DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                   1998                1997              1996                1995              1994
                                   ----                ----              ----                ----              ----
                                   PERCENT OF           PERCENT OF        PERCENT OF          PERCENT OF        PERCENT OF
                                    LOANS IN             LOANS IN          LOANS IN            LOANS IN          LOANS IN
                                      EACH                 EACH              EACH                EACH              EACH
                                   CATEGORY TO          CATEGORY TO       CATEGORY TO         CATEGORY TO       CATEGORY TO
                                      TOTAL                TOTAL             TOTAL               TOTAL             TOTAL
                             AMOUNT   LOANS     AMOUNT     LOANS    AMOUNT   LOANS    AMOUNT     LOANS  AMOUNT     LOANS
                             ------   -----     ------     -----    ------   -----    ------     -----  ------     -----
                                                                (DOLLARS IN THOUSANDS)
One-to four-family           $  304   18.3%      $  237     19.8%     $  228   17.1%    $  172   15.2%    $  189     25.2%
Multifamily                     648   31.1          482     25.4       1,020   40.8        887   45.8        733     41.9
Commercial real estate        1,019   21.1        1,400     23.0         937   20.3        676   21.5        358     18.6
Construction and land           237   12.6          353     15.3         193   10.5        167    9.5         99      8.5
Consumer                      2,335    9.3        2,132      9.0       1,182    7.9        512    6.3        340      5.8
Business                      1,675    7.6          456      7.5         197    3.4         74    1.7          1       --
Unallocated                     691     --          562       --         418     --        277     --        191       --
                             ------  -----       ------    -----      ------  ------     ------ -----     ------    -----
         Total               $6,909  100.0%      $5,622    100.0%     $4,175  100.0%    $2,765  100.0%    $1,911    100.0%
                             ======  =====       ======    =====      ======  ======     ====== =====     ======    =====

         With the uncertainties that could adversely affect the overall quality of the loan portfolio, we consider an adequate allowance for losses on loans essential. We consider the unallocated allowance adequate to cover losses from the existing loans that have not demonstrated problems such as late payments, financial difficulty of the borrower, or deterioration of collateral values. In our opinion the risks associated with off-balance sheet commitments are insignificant. Therefore, we have not provided an allowance for these commitments.

         The following table provides an analysis of the allowance for losses on loans for the periods indicated. In each period, we base the provision for loan losses on an analysis of individual credits, prior and current loss experience, overall growth in the portfolio, and current economic conditions.

                                                                             AT DECEMBER 31,
                                                                             ---------------
                                                   1998            1997           1996           1995            1994
                                                   ----            ----           ----           ----            ----
                                                                          (DOLLARS IN THOUSANDS)

BALANCE AT BEGINNING
  OF PERIOD                                          $5,622         $4,175        $2,765         $1,911          $1,239
Charge-offs:
   One- to four-family                                    5             32            22             23              23
   Multifamily                                           39            494           119             --              64
   Commercial real estate                                --             --            --             27              --
   Construction and land                                 --             --            --             --              --
   Consumer                                             809            363            95             56              14
   Business                                             565             10            --             --              --
                                                     ------         ------        ------         ------          ------
      Total charge-offs                               1,418            899           236            106             101
                                                     ------         ------        ------         ------          ------
Recoveries:
   One-to four-family                                    25             --            --              1               1
   Multifamily                                           13             --            --             --               6
   Commercial real estate                                --             --            --             --              --
   Construction and land                                 --             --            --             --              --
   Consumer                                              17              6            11             --              --
   Business                                              --             --            --             --              --
                                                     ------         ------        ------         ------          ------
      Total recoveries                                   55              6            11              1               7
                                                     ------         ------        ------         ------          ------
Net charge-offs                                       1,363            893           225            105              94
Provision for loan losses                             2,650          2,340         1,635            959             766
                                                     ------         ------        ------         ------          ------
BALANCE AT END OF PERIOD                             $6,909         $5,622        $4,175         $2,765          $1,911
                                                     ======         ======        ======         ======          ======
Net charge-offs to
  average loans                                        0.16%          0.13%         0.04%          0.02%           0.03%
Provision for loan
  losses to average loans                              0.31%          0.35%         0.28%          0.21%           0.21%
Allowance for losses on
  loans to total
  nonperforming loans
  at end of period                                    54.44%        178.60%        80.38%         83.61%          80.70%
Allowance for losses on
  loans to total loans
  at end of period                                    0.66%           0.79%         0.64%          0.57%           0.45%

INVESTMENT PORTFOLIO

         We maintain our investment portfolio in accordance with policies adopted by the Board of Directors that consider the regulatory requirements and restrictions which dictate the type of securities that we can hold. As a member of the Federal Home Loan Bank System, the Bank is required to hold a minimum amount of Federal Home Loan Bank stock based upon asset size and mix. As the Bank grows, management anticipates this investment will increase.

         The following table summarizes the amounts and the distribution of securities held as of the dates indicated:

                                                             AT DECEMBER 31,
                                             -----------------------------------------------
                                             1998                 1997                  1996
                                             ----                 ----                  ----
                                                         (DOLLARS IN THOUSANDS)
SECURITIES:
   Mutual funds                               $ 2,059              $ 1,706              $ 2,009
   Tax-exempt bond                             14,817                4,740                   --
   Revenue bond                                 1,400                   --                   --
   FannieMae medium term note                   9,884                   --                6,065
   FreddieMac preferred stock                   7,500                   --                   --

   FannieMae preferred stock                       --                   --                5,100
   Federal Home Loan Bank stock                 6,054                5,350                3,989
                                              -------              -------              -------
      Total                                   $41,714              $11,796              $17,163
                                              =======              =======              =======
OTHER INTEREST-EARNING ASSETS:
   Interest-bearing deposits with banks       $ 9,275              $ 1,961              $ 2,745
   Term repurchase agreements                      --                6,397                6,000
                                              -------              -------              -------
      Total                                   $ 9,275              $ 8,358              $ 8,745
                                              =======              =======              =======

   The following table sets forth the contractual maturities and approximate weighted average yields of debt securities at December 31, 1998.

                                                     DUE IN
                                              ----------------------
                                ONE YEAR       FIVE TO     MORE THAN
                                OF LESS       TEN YEARS    TEN YEARS      TOTAL
                                --------      ----------------------      -----
                                                (DOLLARS IN THOUSANDS)
Mutual funds                    $ 2,059       $    --       $    --       $ 2,059
Tax-exempt bond                      --            --        14,817        14,817
Revenue bond                         --            --         1,400         1,400
FannieMae medium term note           --         9,884            --         9,884
                                -------       -------       -------       -------
   Total                        $ 2,059       $ 9,884       $16,217       $28,160
                                =======       =======       =======       =======
Weighted average yield             5.06%         5.89%         7.07%         6.51%

MORTGAGE-BACKED SECURITIES PORTFOLIO

         Mortgage-backed securities offer higher rates than treasury or agency securities with similar maturities because the timing of the repayment of principal can vary based on the level of prepayments. However, they offer lower yields than similar loans because the risk of loss of principal is often guaranteed by the issuing entity or through mortgage insurance. We acquire mortgage-backed securities through purchases and securitization of loans from our own portfolio. As rates declined during 1998 we experienced an increase in prepayments on mortgage-backed securities over the level experienced in 1997 and 1996. We classify all mortgage-backed securities as available for sale.

         The following table sets forth the mortgage-backed securities portfolio at the dates indicated.

                                                              AT DECEMBER 31,
                                                  ---------------------------------------
                                                  1998             1997              1996
                                                  ----             ----              ----
                                                          (DOLLARS IN THOUSANDS)
FannieMae pass-through certificates             $ 61,705           $ 97,146          $19,775
GNMA pass-through certificates                     5,870              8,037            9,700
FreddieMac participation certificates             13,149             37,714           26,713
BPA Commercial Capital L.L.C.
   mortgage-backed security                      100,995                 --               --
FreddieMac Collateralized Mortgage
   Obligation                                      8,494                 --               --
FannieMae Collateralized Mortgage
   Obligation                                      7,868                 --               --
Other                                                214                270              484
                                                --------           --------          -------
   Total                                        $198,295           $143,167          $56,672
                                                ========           ========          =======

         The following table sets forth the contractual maturities and approximate weighted average yields of mortgage-backed securities at December 31, 1998.

                                                                      DUE IN
                                                                      ------
                                              ONE            FIVE
                                            YEAR TO         TO TEN             OVER
                                          FIVE YEARS         YEARS           TEN YEARS        TOTAL
                                          ----------      ----------        ----------     ----------
                                                              (DOLLARS IN THOUSANDS)

FannieMae pass-through
  certificates                                $6,743         $53,757         $  1,205       $  61,705
GNMA pass-through certificates                    81              --            5,789           5,870
FreddieMac participation
  certificates                                    --              --           13,149          13,149
BPA Commercial Capital L.L.C.
   Mortgage-backed security                       --              --          100,995         100,995
FreddieMac Collateralized
   Mortgage Obligation                            --              --            8,494           8,494
FannieMae Collateralized
   Mortgage Obligation                            --              --            7,868           7,868
Other                                             --             214              214
                                             -------        --------         --------        --------
   Total mortgage-backed securities           $6,824         $53,757         $137,714        $198,295
                                              ======         =======         ========        ========
Weighted average yield                          7.41%           7.27%            7.26%           7.27%

SOURCES OF FUNDS

         The Bank's primary sources of funds are deposits, amortization and repayment of loan principal, borrowings, sales of mortgage loans, sales or maturities of mortgage-backed securities, securities, and short-term investments. Deposits are the principal source of funds for lending and investment purposes. The following paragraphs provide a brief description of the types of accounts offered:

         Passbook and Statement Savings Accounts. Consumers may invest savings in and withdraw savings from regular passbook, tiered passbook and statement savings accounts without restriction. We compound interest on tiered passbook accounts monthly and credit the account monthly. We compound interest on regular passbook and statement savings accounts quarterly and credit the account quarterly.

         Checking Accounts. We offer two interest-bearing checking and one noninterest-bearing checking account for consumers. The noninterest checking requires no minimum balance and has no monthly service fees. The rate paid on the interest checking account depends upon the balance in the account. We can waive monthly service charges on personal interest-bearing checking accounts if the consumer maintains either a $1,000 minimum balance or a greater than $5,000 minimum balance in another deposit account or establish a direct deposit relationship. All accounts have no minimum maturity or penalty for early withdrawal and no restrictions on the size and frequency of the withdrawals or additional deposits. We review the interest rate paid on the interest-bearing checking accounts regularly and adjust the rate based on cash flow projections and market interest rates.

         In connection with loan servicing activities, we maintain custodial checking accounts for principal and interest payments collected for investors monthly and for tax and insurance escrow balances. This remains a recurring but relatively short-term source of funds given the level of loans serviced for others.

         We also offer a commercial checking account. This account is noninterest bearing and is assessed monthly service charges based upon transaction activity levels.

         Certificates of Deposit. We offer fixed rate, fixed term certificates of deposit. Terms are from seven days to five years. There are no regulatory rate ceilings. Certificates of deposit require a penalty for withdrawal prior to maturity dates. These accounts generally bear the highest interest rates of any deposit product offered. We review interest rates offered on certificates of deposit regularly and adjust them based on cash flow projections and market interest rates.

         From time to time, we have accepted certificates of deposit from out-of-state individuals and entities, predominantly financial institutions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. We do not accept these deposits through brokers. At December 31, 1998, these individuals and entities held approximately $166.3 million of certificates of deposits, or 15.8% of total deposits.

         Individual Retirement Accounts ("IRA"). We also offer IRAs. Customers may invest funds in a passbook account or any certificate of deposit we currently offer.

         The following table provides information regarding trends in average deposits for the periods indicated. The noninterest bearing demand deposit category includes principal and interest custodial accounts and taxes and insurance custodial accounts for loans serviced for FreddieMac, FannieMae and private investors.

                                                                      DECEMBER 31,
                                                                      ------------
                                            1998                          1997                         1996
                                            ----                          ----                         ----
                                               PERCENT                       PERCENT                     PERCENT
                                   AVERAGE       OF      RATE      AVERAGE     OF      RATE     AVERAGE    OF       RATE
                                   AMOUNT       TOTAL    PAID      AMOUNT     TOTAL    PAID     AMOUNT    TOTAL     PAID
                                   ------       -----    ----      ------     -----    ----     ------    -----     ----
                                                                (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits                   $ 51,385   6.1%               $ 38,837   5.8%               $ 31,248  5.5%
Interest bearing deposits:
   Demand deposits                    45,980    5.5   2.75%         39,965    5.9   2.66%         36,273   6.4      2.64%
   Savings deposits                  184,907   21.9    4.54        170,362   25.2    4.56        169,866  30.2      4.79
   Time deposits                     560,010   66.5    5.87        426,450   63.1    5.93        325,960  57.9      5.83
                                    --------  -----               --------  -----               -------- -----
     Total interest-bearing
       deposits                      790,897   93.9    5.38        636,777   94.2    5.36        532,099  94.5      4.97
                                    --------  -----               --------  -----               -------- -----
     Total average deposits         $842,282  100.0%              $675,614  100.0%              $563,347 100.0%
                                    ========  =====               ========  =====               ======== =====

         Deposits increased 42.5% to $1.1 billion at December 31, 1998 from a year earlier. This increase was consistent with the overall growth of the Bank. The increase was primarily due to a 50.8% increase in time deposits to $720.8 million. During the same period, the Bank experienced overall growth in other types of savings accounts.

         The following table shows rate and maturity information for certificates of deposit as of December 31, 1998.

                                                                                                               PERCENT OF
                                       2.00-4.99%     5.00-5.99%    6.00-6.99%    7.00-8.99%        TOTAL         TOTAL
                                       ---------      ---------     ---------     ---------        -------    ------------
                                                                    (DOLLARS IN THOUSANDS)

CERTIFICATE ACCOUNTS
  MATURING IN QUARTER ENDING:
March 31, 1999                          $ 35,159        $ 99,440      $ 68,790      $   355        $203,744       28.3%
June 30, 1999                             13,833         106,047        33,787           78         153,745        21.3
September 30, 1999                           834          53,522         8,521           --          62,877         8.7
December 31, 1999                          4,573          80,689        25,509        1,472         112,243        15.6
March 31, 2000                               656          39,042        21,761        5,262          66,721         9.3
June 30, 2000                                341          13,370         8,504           29          22,244         3.1
September 30, 2000                             5          16,583         2,351        8,436          27,375         3.8
December 31, 2000                             --          26,786         2,167        1,222          30,175         4.2
March 31, 2001                                --          13,914         2,351          134          16,399         2.3
June 30, 2001                                 --           6,753           637           --           7,390         1.0
September 30, 2001                            --           2,768           220           --           2,988         0.4
December 31, 2001                             --           2,378            28           --           2,406         0.3
Thereafter                                    --           8,102         3,966          396          12,464         1.7
                                         -------        --------      --------      -------        --------       -----
   Total                                 $55,401        $469,394      $178,592      $17,384        $720,771       100.0%
                                         =======        ========      ========      =======        ========       =====
Percent of total                             7.7%           65.1%         24.8%         2.4%

         The following table shows the remaining maturity for time deposits of $100,000 or more as of December 31, 1998.

                                                           DECEMBER 31, 1998
                                                          -------------------
                                                         (DOLLARS IN THOUSANDS)
Three months or less                                          $ 34,994
Over three through six months                                   24,130
Over six through twelve months                                  32,889
Over twelve months                                              37,417
                                                              --------
   Total                                                      $129,430
                                                              ========

         In addition to deposits, we rely on borrowed funds. The discussion below describes our current borrowings.

         Subordinated Note Offering. In December 1995, we issued subordinated notes with an aggregate principal balance of $14.0 million through a public offering. The interest rate on the notes is 9.625%. We pay interest monthly. These subordinated notes are unsecured.

         Line of Credit. We have a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12.0 million. We modified the agreement during 1998 to increase the borrowing limit from $4.0 million. The line matures May 30, 1999, but we can renew the line annually as agreed by both parties. The interest rate on the line of credit is tied to LIBOR or prime at our option. As collateral for the loan, our largest shareholder, Robert Kaye, has agreed to pledge a portion of his shares of Common Stock of Metropolitan in an amount at least equal in value to 200% of any outstanding balance. At December 31, 1998, the outstanding balance under this agreement was $8.0 million.

         Federal Home Loan Bank Advances. The Federal Home Loan Bank makes funds available for housing finance to eligible financial institutions like the Bank. The Federal Home Loan Bank generally limits advances to 50% of assets from all borrowing sources. We collateralize advances by any combination of the following assets and collateralization rates: one- to four-family first mortgage loans, not past due greater than 90 days, pledged on a blanket basis at 150% of the advance amount, specifically identified residential mortgage loans at 125% of the advance amount and various types of investment and mortgage-backed securities at rates ranging from 101% to 110% of the advance amount. We pledge Federal Home Loan Bank stock owned by the Bank as additional collateral, but this stock is not available as primary collateral. The aggregate balance of assets pledged as collateral for Federal Home Loan Bank advances at December 31, 1998 was $184.0 million. All of these were one- to four-family loans pledged under the blanket pledge agreement.

         Reverse Repurchase Agreements. From time to time, the Bank borrows funds by using its investment or mortgage-backed securities to issue reverse repurchase agreements. This type of borrowing provides an alternative source of funds to Federal Home Loan Bank borrowings and at times, more favorable rates. The aggregate balance of mortgage-backed securities pledged as collateral for reverse repurchase agreements at December 31, 1998 was $87.7 million.

         The following table shows the maximum month-end balance, the average balance, and the ending balance of borrowings during the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                1998                    1997                   1996
                                                                ----                    ----                   ----
                                                                               (DOLLARS IN THOUSANDS)

MAXIMUM MONTH-END BALANCE:
FHLB advances                                                   $119,000                 $73,700                $75,150
1993 subordinated notes                                            4,874                   4,874                  4,874
1995 subordinated notes                                           14,000                  14,000                 14,000
Line of credit                                                     8,000                   4,000                     --
Reverse repurchase agreements                                     97,983                  74,496                 23,500

AVERAGE BALANCE:
FHLB advances                                                   $ 65,714                 $59,325                $50,546
1993 subordinated notes                                            1,999                   4,874                  4,874
1995 subordinated notes                                           14,000                  14,000                 14,000
Line of credit                                                     2,147                     114                     --
Reverse repurchase agreements                                     70,368                  38,843                  4,480

ENDING BALANCE:
FHLB advances                                                   $111,236                 $41,000                $59,500
1993 subordinated notes                                               --                   4,874                  4,874
1995 subordinated notes                                           14,000                  14,000                 14,000
Line of credit                                                     8,000                   1,500                     --
Reverse repurchase agreements                                     82,250                  74,496                 23,500

         The following table provides the interest rates of borrowings during the periods indicated.

WEIGHTED AVERAGE INTEREST RATE:
FHLB advances                                                    5.68%                      5.65%                  5.43%
1993 subordinated notes                                         10.47                      10.47                  10.47
1995 subordinated notes                                         10.48                      10.48                  10.48
Line of credit                                                   8.49                       8.98                     --
Reverse repurchase agreements                                    5.66                       5.73                   5.61

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN METROPOLITAN'S JUNIOR SUBORDINATED DEBENTURES

         During 1998, Metropolitan's wholly owned subsidiary, Metropolitan Capital Trust I, issued 2,775,000 shares ($10 liquidation amount per security) of 8.60% cumulative trust preferred securities. Metropolitan Capital Trust I invested the total proceeds from the sale of the 8.60% cumulative trust preferred securities in the 8.60% guaranteed preferred beneficial interests in junior subordinated debentures of Metropolitan. These debentures mature on June 30, 2028. We are amortizing total issuance costs of $1.4 million on a straight-line basis over the life of the junior subordinated debentures. The 8.60% cumulative trust preferred securities are listed on the Nasdaq Stock Market's National Market under the symbol "METFP." At December 31, 1998, the outstanding balance of the junior subordinated debentures was $27.8 million. The average balance outstanding during 1998 was $18.6 million. The weighted average rate was 8.79%.

COMPETITION

         The Bank faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, mortgage companies, credit unions, finance companies, and insurance companies. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the type of loans it originates, and the quality of services it provides to borrowers. Some of the Bank's competitors, however, have higher lending limits and substantially greater financial resources than the Bank.

         The Bank attracts its deposits through its retail sales offices, primarily from the communities in which those retail sales offices are located. Therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds, and brokerage companies located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, convenient branch locations, and high quality service.

EMPLOYEES

         At December 31, 1998, we had a total of 354 employees, including part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.


ADDITIONAL INFORMATION INCORPORATED BY REFERENCE

         Additional information required by Guide 3 is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Five Year Summary of Selected Data of the Annual Report.


REGULATION AND SUPERVISION

INTRODUCTION

         Metropolitan is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As a savings and loan holding company, we are subject to the regulations, examination, supervision, and reporting requirements of the Office of Thrift Supervision. The Bank, an Ohio-chartered savings and loan association, is a member of the Federal Home Loan Bank System. Its deposits are insured by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. The Bank is subject to examination and regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation, and the Ohio Division of Financial Institutions. The Bank must comply with regulations regarding matters such as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. The purpose of this examination and regulation is primarily to protect depositors.

         The descriptions of the statutes and regulations which are applicable to Metropolitan and the Bank and the effects of the statutes and regulations are summarized below and elsewhere in this prospectus. This summary does not purport to be a complete description of the statutes and regulations and their effects on Metropolitan or the Bank. In addition, this summary does not identify every statute and regulation that may apply to Metropolitan or the Bank.

METROPOLITAN

         As a savings and loan holding company, we are subject to restrictions relating to our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring control of any other savings association or savings and loan holding company, without prior approval of the Office of Thrift Supervision, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary.

         Similarly, a person must obtain Office of Thrift Supervision approval prior to that person's acquiring control of the Bank or Metropolitan. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the institution or the holding company. Control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock (or 25% of any class of stock) and is subject to any certain specified "control factors." This presumption is rebuttable.

THE BANK

         General. The Office of Thrift Supervision also has enforcement authority over all savings associations. This enforcement authority includes the ability to impose penalties for and to seek correction of violations of laws and regulations and unsafe or unsound practices. This authority includes the power to assess civil money penalties, issue cease and desist or removal and prohibition orders against an institution, its directors, officers or employees and other persons, or initiate injunctive actions.

         As a lender and a financial institution, the Bank is subject to various regulations promulgated by the Federal Reserve Board including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings). As lenders of loans secured by real property, and as owners of real property, financial institutions, including the Bank, are subject to compliance with various statutes and regulations applicable to property owners generally. These statutes and regulations include statutes and regulations relating to the environmental condition of the property.

         Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. The Bank is a member of the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation insures deposits up to applicable limits and the full faith and credit of the United States Government back such insurance. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and conducts examinations of and requires reporting by Federal Deposit Insurance Corporation-insured institutions. It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings associations, after giving the Office of Thrift Supervision an opportunity to take such action. It may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

         Under the Federal Deposit Insurance Corporation risk-based deposit insurance assessment system all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized and requiring little supervision would pay the lowest premium. Institutions classified as undercapitalized and requiring substantial supervision would pay the highest premium. The Federal Deposit Insurance Corporation makes a risk classification of all insured institutions for each semi-annual assessment period. Effective January 1, 1997, the Savings Association Insurance Fund assessment rates are identical to those for Bank Insurance Fund insured institutions.

         In addition to its authority to assess risk-based premiums for deposit insurance, the Federal Deposit Insurance Corporation has assessment authority to collect funds from Federal Deposit Insurance Corporation-insured institutions sufficient to pay interest on Financing Corporation bonds. The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation to assess both Bank Insurance

Fund- and Savings Association Insurance Fund-insured deposits. It also required the Bank Insurance Fund rate to equal one-fifth the Savings Association Insurance Fund rate through 1999, or until the insurance funds were merged, whichever occurs first. After that time, Bank Insurance Fund- and Savings Association Insurance Fund-insured deposits will be assessed the same rate. Thus, Savings Association Insurance Fund institutions, such as the Bank, will continue to be subject to a greater burden than Bank Insurance Fund institutions through 1999.

         In addition, the Deposit Insurance Funds Act of 1996 required the merger of the Bank Insurance Fund and Savings Association Insurance Fund into a single insurance by January 1, 1999 assuming certain pre-conditions. Those pre-conditions were not met and a timetable for merger of the Bank Insurance Fund and Savings Association Insurance Fund has not been established. In connection with the merger of the Bank Insurance Fund and the Savings Association Insurance Fund, Savings Association Insurance Fund-insured institutions could be forced to convert to state bank charters or national bank charters. If that proposal became law, Metropolitan would become a bank holding company. As a result, Metropolitan would be subject to regulation by the Federal Reserve Board. That regulation imposes capital requirements on bank holding companies.

         Regulatory Capital Requirements. The capital regulations of the Office of Thrift Supervision establish a "leverage limit," a "tangible capital requirement," and a "risk-based capital requirement." In addition, the Office of Thrift Supervision may establish, on a case by case basis, individual minimum capital requirements for a savings association which vary from the requirements that would otherwise apply under the Capital Regulations. The Office of Thrift Supervision has not established an individual minimum capital requirements for the Bank.

         A savings association which fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the Office of Thrift Supervision. A capital directive could include requiring the following:

         -        an increase in capital;

         -        reduction of rates paid on savings accounts;

         -        cessation of or limitations on deposit-taking and lending;

         -        limitations on operational expenditures;

         -        an increase in liquidity; and

         - such other actions deemed necessary or appropriate by the Office of Thrift Supervision.

         In addition, a conservator or receiver may be appointed under these circumstances.

         The leverage limit currently requires a savings association to maintain "core capital" of not less than 3% of adjusted total assets. The Office of Thrift Supervision has taken the position, however, that the prompt corrective action regulation has effectively raised the leverage ratio requirement for all but the most highly-rated institutions. The leverage ratio has in effect increased to 4% since an institution is "undercapitalized" if, among other things, its leverage ratio is less than 4%.

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

         Each bank regulatory agency and the Office of Thrift Supervision review each of their capital standards every two years. The purpose of this review is to determine whether those standards require sufficient capital to facilitate prompt corrective action to prevent or minimize loss to the deposit insurance funds. Each bank regulatory agency and the Office of Thrift Supervision revise each of their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of non-traditional activities.

         At December 31, 1998, the Bank complied with each of the tangible capital, the core capital, and the risk-based capital requirements. The following table presents the Bank's regulatory capital position at December 31, 1998.

                                                                   PERCENT
                                                                  OF ASSETS
                                                                 AS DEFINED
                                                                  FOR EACH
                                                AMOUNT          CAPITAL TEST
                                               --------         ------------
                                                    (DOLLARS IN THOUSANDS)
Tangible capital                                  $84,935            6.26%
Tangible capital requirement                       20,361             1.50
                                                  -------           ------
Excess                                            $64,574            4.76%
                                                  =======           =====
Core capital                                      $85,113            6.27%
Core capital requirement                           54,296             4.00
                                                  -------           ------
Excess                                            $30,817            2.27%
                                                  =======           =====
Risk-based capital                                $89,086            8.22%
Risk-based capital requirement                     86,731             8.00
                                                  -------           ------
Excess                                            $ 2,355            0.22%
                                                  =======           =====

         The Bank is also subject to the capital adequacy requirements under the Federal Deposit Insurance Corporation Investment Act of 1991. The additional capital adequacy ratio imposed under Federal Deposit Insurance Corporation Investment Act is the Tier 1 capital to risk adjusted assets ratio. This ratio must be at least 6.0% for a "well capitalized" institution. At December 31, 1998, the Tier 1 risk-based capital ratio of the Bank was 7.85%.

         Prompt Corrective Action. Banks and savings associations are classified into one of five categories based upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized." Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized."

         The federal banking agencies have issued a joint rule under which, in general, an institution is:

         - "well capitalized" if it has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater, leverage ratio of 5% or greater, and is not subject to an order or other supervisory directive to meet and maintain a specific capital level for any capital measure;

         - "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater, and leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the CAMELS rating system);

         - "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the CAMELS rating system);

         - "significantly undercapitalized" if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3%, or a leverage ratio of less than 3%; and

         - "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%.

         Based on these requirements, the Bank is an "adequately capitalized" institution.

         The appropriate federal banking agency has the authority to reclassify a well-capitalized institution as adequately capitalized. In addition, the agency may treat an adequately capitalized or undercapitalized institution as if it were in the next lower capital category, if the agency determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings, or liquidity in its most recent examination. As a result of such reclassification or determination, the appropriate federal banking agency may require an adequately capitalized or under-capitalized institution to comply with mandatory and discretionary supervisory actions. A significantly undercapitalized savings association may not be reclassified, however, as critically undercapitalized.

         Restrictions on Dividends and Other Capital Distributions. Savings association subsidiaries of holding companies generally are required to provide their Office of Thrift Supervision Regional Director not less than thirty days' advance notice of any proposed declaration of a dividend on the association's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid. In some circumstances, an association may be required to provide their Office of Thrift Supervision regional director with an application for a proposed declaration of a dividend on the association's stock.

         The Office of Thrift Supervision regulations impose limitations upon certain "capital distributions" by savings associations. These distributions include cash dividends, payments to repurchase or otherwise acquire an association's shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

         An application is required if:

         - the proposed capital distribution for a calendar year exceeds an association's net income for that year to date plus its retained net income for the preceding two years;

         - the association would not be at least adequately capitalized following the distribution;

                  or

         - the proposed capital distribution would violate a prohibition contained in any statute or regulation, or an agreement between the association and the Office of Thrift Supervision.

         A notice is required if the association is not required to file an application as described above, but:

         - the association would not be well capitalized following the distribution;

         - the proposed capital distribution will reduce or retire any part of common or preferred stock or any part of debt instruments included in capital; or

         - the association is a subsidiary of a savings and loan holding company.

         The Office of Thrift Supervision retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the Office of Thrift Supervision determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporate reorganizations.

         Under the "prompt corrective action" provisions, a Federal Deposit Insurance Corporation-insured institution may not make a "capital distribution," which includes, among other things, cash dividends and stock purchases, if, after making the distribution, the institution would be "undercapitalized" for such purposes.

         Liquidity. Federal regulations currently require savings associations to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 4% of the ending or average daily balance of deposit accounts with maturities less than a year and short-term borrowings with maturities less than a year. Liquid assets include cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations. From time to time, the Office of Thrift Supervision may change this liquidity requirement to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings associations. The Office of Thrift Supervision may impose monetary penalties for failure to meet liquidity ratio requirements. At December 31, 1998, the liquidity ratio of the Bank was 5.04%. This ratio exceeded the applicable requirement.

         Qualified Thrift Lender Test. Pursuant to the Qualified Thrift Lender test, a savings institution must invest at least 65% of its portfolio assets in qualified thrift investments on a monthly average basis on a rolling 12-month look-back basis. Portfolio assets are an institution's total assets less goodwill and other intangible assets, the institution's business property, and a limited amount of the institution's liquid assets.

         A savings association's failure to remain a Qualified Thrift Lender may result in: a) limitations on new investments and activities; b) imposition of branching restrictions; c) loss of Federal Home Loan Bank borrowing privileges; and d) limitations on the payment of dividends. If a savings institution that is a subsidiary of a savings and loan holding company fails to regain Qualified Thrift Lending status within one year of its loss of such status, the holding company must register as, and will be deemed to be, a bank holding company. As a result, it will be subject to, among other things, the business activity restrictions and capital regulations of the Bank Holding Company Act.

         The qualified thrift investments of the Bank were in excess of 67.2% of its portfolio assets as of December 31, 1998.

         Ohio Regulation. As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the Ohio Division of Financial Institutions. Regulation by the Ohio Division of Financial Institutions affects the internal organization of the Bank as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the Ohio Division of Financial Institutions are usually conducted on a joint basis with the Office of Thrift Supervision. Ohio law requires the Bank to maintain federal deposit insurance as a condition of doing business.

         Under Ohio law and regulations, an Ohio association may invest in loans and interests in loans, secured or unsecured, of any type or amount for any purpose, subject to requirements including but not limited to:

         - loans secured by liens on income-producing real estate may not exceed 20% of an association's assets;

         - all loans for educational purposes may not exceed 5% of an association's assets;

         - consumer loans, commercial paper and corporate debt securities may not exceed 20% of an association's assets; and

         - loans for commercial, corporate, business or agricultural purposes may not exceed 10% of an association's assets (subject to certain exceptions).

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

         Ohio law authorizes Ohio-chartered associations to, among other things:

         - invest up to 15% of assets in the capital stock, obligations and other securities of service corporations organized under the laws of Ohio, and an additional 20% of net worth may be invested in loans to majority owned service corporations;

         - invest up to 10% of assets in corporate equity securities, bonds, debentures, notes, or other evidence of indebtedness;

         - exceed limits otherwise applicable to certain types of investments (other than investments in service corporations) by between 3% and 10% of assets, depending upon the level of the institution's permanent stock, general reserves, surplus and undivided profits; and

         - invest up to 15% of assets in any loans or investments not otherwise specifically authorized or prohibited, subject to authorization by the institution's board of directors.

         An Ohio association may invest in real property as its board of directors deems necessary or convenient for the conduct of the business of the association. However, the amount invested may not exceed the net worth of the association at the time the investment is made. Additionally, an association may invest an amount equal to 10% of its assets in any other real estate. This limitation does not apply, however, to real estate acquired by foreclosure, conveyance in lieu of foreclosure, or other legal proceedings in relation to loan security interests.

         Notwithstanding the above powers authorized under Ohio law and regulation, a state-chartered savings association, such as the Bank, is subject to limitations on its permitted activities and investments under federal law. These limitations may restrict the ability of an Ohio-chartered association to engage in activities and make investments otherwise authorized under Ohio law.

         Ohio has adopted a statutory limitation on the acquisition of control of an Ohio savings and loan association which requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. For purposes of Ohio law, control exists when any person or entity, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors.

         Under certain circumstances, interstate mergers and acquisitions involving associations incorporated under Ohio law are permitted by Ohio law. A savings and loan association or savings and loan holding company with its principal place of business in another state may acquire a savings and loan association or savings and loans holding company incorporated under Ohio law if laws of that other state permit an Ohio savings and loan association or an Ohio holding company reciprocal rights.

         Ohio law requires prior written approval of the Ohio Division of Financial Institution of a merger of an Ohio association with another savings and loan association or a holding company affiliate.

FEDERAL AND STATE TAXATION

         The following discussion of tax matters is only a summary and does not purport to be a comprehensive description of the tax rules applicable to Metropolitan or the Bank.

         Savings associations such as the Bank are generally taxed in the same manner as other corporations. For taxable years beginning prior to January 1, 1996, savings associations such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their supervision and business operations were permitted to establish a reserve for bad debts and to make annual additions to it, which additions may, within specified formula limits, be deducted in arriving at taxable income. The Bank's bad debt deduction for qualifying real property loans, which are generally loans secured by interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the reserve for nonqualifying loans. The Bank's bad debt deduction for nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the actual loss experience of the Bank over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

         Legislation enacted during 1996 repealed the existing reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations may no longer calculate their deduction for bad debts using the percentage of taxable income method. Instead, savings associations like the Bank with more than $500 million in assets must compute their deduction for bad debts based on specific charge-offs during the taxable year. This legislation also requires a savings association (or its controlled group) with assets of more than $500 million to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves for qualifying real property loans and nonqualifying loans, thereby generating additional tax liability. However, we recognized this liability in 1988 and later years by recording a deferred tax liability from post-1987 additions to the tax bad debt reserves. The recapture may be suspended for up to two years if, during those years, the savings association satisfies a residential loan requirement.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to an alternative minimum tax. An alternative minimum tax is imposed at a tax rate of 20% on alternative minimum taxable income ("AMTI"), which is the sum of a corporation's regular taxable income with certain adjustments and tax preference items, less any available exemption. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), and, for 1990 and succeeding years, 75% of the difference (positive or negative) between adjusted current earnings ("ACE") and AMTI. Any ACE reductions to AMTI are limited to prior aggregate ACE increases to AMTI. ACE equals pre-adjustment
AMTI: (a) increased or decreased by certain ACE adjustments; which include tax-exempt interest on municipal bonds, depreciation deductions in excess of those allowable for ACE purposes and, in certain cases, the dividend received deduction, and (b) determined without regard to the ACE adjustment and the alternative tax net operating loss. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and alternative tax net operating losses can offset no more than 90% of AMTI. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry forward period to reduce federal income taxes in future years (but not below the level of alternative minimum tax arising in each of the carry forward years).

         Metropolitan, the Bank and other includable subsidiaries file consolidated federal income tax returns on a December 31 calendar year basis using the accrual method of accounting. The Internal Revenue Service has audited Metropolitan, the Bank and other includable subsidiaries through December 31, 1994.

         The Bank is subject to the Ohio corporate franchise tax. As a financial institution, the Bank computes its franchise tax based on its net worth. Under this method, the Bank will compute its Ohio corporate franchise tax by multiplying its net worth (as determined under generally accepted accounting principles) as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.4% and will drop to 1.3% for tax years 2000 and thereafter. As an Ohio-chartered savings and loan association, the Bank also receives a credit against the franchise tax for a portion of the state supervisory fees paid by it.

         Metropolitan, at the holding company level, is subject to an Ohio corporation franchise tax payable in an amount equal to the greater of a specified percentage of net income (currently 5.1% of the first $50,000 and 8.5% of the remainder, with an additional add-on tax not to exceed $5,000) or a specified percentage of net worth (currently approximately 0.4%, with a cap on the net worth tax of $150,000, plus an add-on tax not to exceed $5,000). In calculating net income for this purpose, dividends from wholly-owned subsidiaries, such as the Bank, would be excluded. Beginning with the 1999 tax year, Metropolitan may be exempt from the net worth portion of the franchise tax if it satisfies the requirements, including appropriate election, to be treated as a qualified holding company.

ITEM 2.  PROPERTIES

         Our executive office is leased under an agreement that extends through December 31, 2000. It is located at 6001 Landerhaven Drive, Mayfield Heights, Ohio 44124. We have executed an option to purchase land in Highland Hills, Ohio. We have preliminary plans to build an executive office at the location. We anticipate that design of the office will take place during 1999 and construction will be completed during 2000. We operate seventeen branch locations. We lease seven of these locations under long-term lease agreements with various parties. We own the other ten branches, located in Cleveland, Euclid, Willoughby Hills, Mayfield Heights, Macedonia, Cleveland Heights, Hudson, Aurora, Stow, and Twinsburg, Ohio. In addition, we own land in Auburn and Medina, and land and a building in Willoughby. We plan on using these sites, along with leased space in Beachwood, Ohio, for future full service retail offices. The Bank currently leases office space for its loan production offices in North Olmsted and Cincinnati, Ohio, Grosse Point and West Bloomfield, Michigan, and Pittsburgh, Pennsylvania. We are planning future loan production offices for Columbus, North Canton and Fairlawn, Ohio, in 1999.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank is involved in various legal proceedings incidental to the conduct of its business. We do not expect that any of these proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of shareholders of the Corporation during the fourth quarter of the fiscal year covered by this Report, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The executive officers of the Company as of March 1, 1999, unless otherwise indicated, were as follows:

                             NAME                       BUSINESS EXPERIENCE


Positions held with Metropolitan
                    and the Bank

                  Robert M. Kaye        Mr. Kaye has served as Chairman and Chief Executive
                          Age 62        Officer of Metropolitan and the Bank since 1987. He
              Chairman and Chief        has also served as President of Planned Residential
              Executive Officer,        Communities, Inc. since 1960. Planned Residential
              and a Director, of        Communities, Inc. is actively engaged in every aspect
                    Metropolitan        of multifamily housing from new construction and
                                        rehabilitation to acquisition and management. Mr.
              Chairman and Chief        Kaye serves as a member of the Board of Directors of
              Executive Officer,        Community Bank of New Jersey. He has also been a
              and a Director, of        member of the Corporate Council of the Cleveland
                        the Bank        Museum of Art since its inception in 1993 and has
                                        been a member of the Board of Trustees of the College
                                        of New Jersey since 1980 and of The Peddie School
                                        since 1988.

                  David G. Lodge        Mr. Lodge joined Metropolitan in December
                          Age 59        1988 as Executive Vice President. He has
                                        served as President of Metropolitan and the
            President, Director,        Bank since August 1991. Mr. Lodge has also
             Assistant Secretary        served as Director of Metropolitan and the
                   and Assistant        Bank since 1991 and as Assistant Secretary
                    Treasurer of        and Assistant Treasurer of Metropolitan
                    Metropolitan        since 1992. Mr. Lodge has served as a
                                        Director of University Circle Incorporated
             President and Chief        and Vocational Guidance Services since 1994
               Operating Officer        and became a member of the Board of Trustees
                     Of the Bank        of The Cleveland Playhouse in June 1995.



       MALVIN E. BANK     Mr. Bank has been the Secretary, Assistant Treasurer and a Director of Metropolitan
               Age 68     and Secretary and Director of the Bank for more than five years.  Mr. Bank is a senior partner with the Cleveland law firm of Thompson Hine & Flory LLP.  Mr. Bank
  Director, Secretary     also serves as a Director of Oglebay Norton Company.  Mr. Bank also serves as a
        and Assistant     Trustee of Case Western Reserve University, The Holden Arboretum, Chagrin River Land
         Treasurer of     Conservancy, Cleveland Center for Research in Child Development, Hanna Perkins
         Metropolitan     School, and numerous other civic and charitable organizations and foundations.

  Director, Secretary
        and Assistant
         Treasurer of
             the Bank

      DAVID P. MILLER     Mr. Miller has served as a Director of Metropolitan and the Bank since 1992.  Mr.
               Age 66     Miller has also held the positions of Treasurer and Assistant Secretary of
                          Metropolitan. Since 1986, Mr. Miller has been the Chairman and Chief Executive
  Director, Treasurer     Officer of Columbia National Group, Inc., a Cleveland-based scrap and waste materials
        And Assistant     wholesaler and steel manufacturer. He is currently commissioner of the Ohio Lottery.
         Secretary of
         Metropolitan

 Director of the Bank

    PATRICK W. BEVACK     Mr. Bevack has been Executive Vice President of the Bank since May 1992.  Mr. Bevack
               Age 52     became Treasurer and Assistant Secretary of the bank in 1993.  Prior to joining
                          Metropolitan, Mr. Bevack was Executive Vice president of TransOhio Savings Bank.
       Executive Vice
President of the Bank

   KENNETH T. KOEHLER     Mr. Koehler became Executive Vice President of the Bank in January 1999.  Prior to
               Age 52     joining Metropolitan, Mr. Koehler was President and Chief Executive Officer of United
                          Heritage Bank, Edison, NJ, a community bank (1998 to January 1999); President and
                          Chief Executive Officer of Golden City Commercial Bank, New York, NY, a community
       Executive Vice     bank (1994 - 1998); and Principal of Lyons, Zombach & Ostrowski, Inc., New  York, NY
President of the Bank     bank and thrift consultants (1992 to 1993).

       JUDITH Z. ADAM     Ms. Adam became Senior Vice President and Chief Financial Officer of the Bank in
               Age 43     September 1998).  Prior to that, Ms. Adam held the positions of Senior Vice President
                          - Finance & Accounting (and Chief Financial Officer) (1997 - 1998) and Vice President
Senior Vice President     - Finance (1992 - 1997), with the Bank.
  and Chief Financial
  Officer of the Bank

LLOYD W. W. BELL, JR.     Mr. Bell has held several positions with Metropolitan, including Senior Vice
               Age 57     President - Chief Lending Officer (July 1998 to present); Senior Vice President -
                          Commercial Real Estate (1997 to July 1998) and was given responsibility for the
Senior Vice President     Commercial Lending Department in April 1998. Prior to joining Metropolitan, Mr. Bell
    and Chief Lending     was a partner in O'Brien & Bell, an executive search and consulting firm specializing
  Officer of the Bank     in financial institutions (1991 - 1997).

CARL R. STAUFFENEGER      Mr. Stauffeneger has held the position of Senior Vice President - Consumer Banking
              Age 50      since 1995.  Prior to joining Metropolitan, Mr. Stauffeneger was responsible for client services at Money Access Service (MAC), Midwest Division, a provider of
Senior Vice               Consumer automated teller machine services (1992 - 1995).
President-Banking
of the Bank

All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                     PART II

STOCKHOLDER REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

ITEM 5.   MARKET FOR STOCKHOLDER MATTERS

          Metropolitan's Common Stock, no par value ("Common Stock"), the only outstanding class of equity securities of Metropolitan, is traded on the Nasdaq National Market System. There are 10,000,000 shares of Common Stock authorized and 7,756,393 shares issued and outstanding. The first day of trading in the Corporation's Common Stock was October 29, 1996. Detailed in the table below is the quarterly high and low price for the Corporation's Common Stock during 1998 and 1997(adjusted for a two-for-one split completed in the fourth quarter of fiscal 1997 and the 10% stock dividend in the fourth quarter 1998):

                                         High               Low
                                       ------            ------
                First quarter 1997     $ 5.11            $ 4.89
                Second quarter 1997      7.39              4.89
                Third quarter 1997       9.09              7.05
                Fourth quarter 1997     14.32              8.64
                First quarter 1998      17.16             13.64
                Second quarter 1998     15.46             13.18
                Third quarter 1998      13.75              8.64
                Fourth quarter 1998     12.00              8.18

          Metropolitan paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. The Indenture dated as of December 1, 1995 between the Corporation and Bank of New York covering the 1995 Subordinated Notes and the Huntington Loan Agreement prohibit the Corporation from paying a dividend or other distribution on its equity securities unless the Corporation's ratio of tangible equity to total assets exceeds 7%.

         The approximate number of record common shareholders at March 2, 1999 was 1,099. Robert M. Kaye, previously the sole shareholder, controlled 6,013,997 shares or 77.5% of the amount outstanding on this date.


ITEM 6. SELECTED FINANCIAL DATA

         Information in response to this item is set forth in the sections captioned FIVE YEAR SUMMARY OF SELECTED DATA on pages 1 and 2 of the Corporation's 1998 Annual Report to Shareholders which are incorporated herein by reference.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information in response to this item is set forth in the section captioned MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION on pages 3 through 22 of the Corporation's 1998 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information in response to this item is set forth in the section captioned Quantitative and Qualitative Disclosures About Market Risk on pages 18 through 21 of the Corporation's 1998 Annual Report to Shareholders which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements together with the report thereon of Crowe, Chizek and Company LLP, dated February 12, 1999, appearing on pages 24 through 56 of the Corporation's 1998 Annual Report to Shareholders under the sections captioned REPORT OF INDEPENDENT AUDITORS, CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, OPERATIONS, SHAREHOLDERS' EQUITY, AND CASH FLOWS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                   PART III


Information in this Part III required by Item 10 ("Directors and Executive Officers of the Company"), Item 11 ("Executive Compensation"), Item 12 (Security Ownership of Certain Beneficial Owners and Management") and Item 13 ("Certain Relationships and Related Transactions") is incorporated herein by reference to the information contained in the Proxy Statement, dated March 26, 1999 and filed on that date in connection with the Company's 1999 Annual Meeting of Shareholders. Information concerning executive officers of the Company also required by Item 10 is contained in Part I of this report under the heading "Executive Officers of the Company."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) EXHIBITS, FINANCIAL STATEMENTS, AND FINANCIAL STATEMENT SCHEDULES.

1.FINANCIAL STATEMENTS                                                          PAGE NO.*
  --------------------                                                          --------
                  Report of Independent Auditors                                    23

                  Consolidated Statements of Financial Condition                    24

                  Consolidated Statements of Operations                             25

                  Consolidated Statements of Changes in Shareholders' Equity        26

                  Consolidated Statements of Cash Flows                             27

                  Notes to Consolidated Financial Statements                        28

2. FINANCIAL STATEMENT SCHEDULES

                  Parent Company Financial Statements                      53

* Incorporated by reference from the indicated page of the Corporation's 1998 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

3. EXHIBITS



3.1 Amended and Restated Articles of Incorporation of Metropolitan (filed as Exhibit 2 to the Corporation's Form 8-A, filed October 15, 1996 and incorporated herein by reference)

3.2      Amended and Restated Code of Regulations of Metropolitan (filed as
         Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1, filed
         February 26, 1999 and incorporated herein by reference)

10.1     Form of Incentive Pay Plan (filed as Exhibit 10.1 to Metropolitan's
         Form 10-K, filed March 30, 1998 and incorporated herein by reference)**

10.2 Metropolitan Financial Corp. 1997 Stock Option Plan (filed as Exhibit A to the Metropolitan's Definitive Proxy Statement, filed March 27, 1998 and incorporated herein by reference)

10.3     Indenture, dated as of April 30, 1998, between Metropolitan and
         Wilmington Trust Company, as trustee, relating to the 8.60% Junior
         Subordinated Deferrable Interest Debentures due June 30, 2028 (filed as
         Exhibit 4.1 to Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

10.4     Amended and Restated Trust Agreement, dated as of April 30, 1998, among
         Metropolitan, as depositor, Wilmington Trust Company, as property trustee, the administrative trustees named therein and the several holders of the 8.60% Cumulative Trust Preferred Securities of
         Metropolitan Capital Trust I (filed as Exhibit 4.2 to Metropolitan's
         Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

10.5 Preferred Securities Guarantee Agreement, dated as of April 30, 1998, between Metropolitan and Wilmington Trust Company, as trustee, for the benefit of the holders of the 8.60% Cumulative Trust Preferred
         Securities of Metropolitan Capital Trust I (filed as Exhibit 4.3 to
         Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

10.6 Agreement as to Expenses and Liabilities, dated as of April 30, 1998, between Metropolitan and Metropolitan Capital Trust I (filed as Exhibit
         4.4 to Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

13       1998 Annual Report to Shareholders

21 List of subsidiaries of the Corporation (filed as Exhibit 21 to Metropolitan's Registration Statement on Form S-1, filed February 26,
         1999 and incorporated herein by reference)

24       Power of Attorney

27       Financial Data Schedule


EXHIBIT
   NO.                                   DESCRIPTION
 ------                                  -----------
99.1     Specimen Subordinated Note relating to the 9 5/8% Subordinated Notes due January 1, 2005 (found at Sections 2.2 and 2.3 of the Form of
         Indenture filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to
         Registration Statement on Form S-1, filed November 13, 1995 and incorporated herein by reference)

99.2 Form of Indenture entered into December 1, 1995 between Metropolitan and Boatmen's Trust Company (filed as Exhibit 4.1 to Metropolitan's
         Amendment No. 1 to Registration Statement on Form S-1, filed November
         13, 1995 and incorporated herein by reference)

99.3 The Restated Loan Agreement by and between The Huntington National Bank and Metropolitan dated as of March 31, 1998 (filed as Exhibit 99.1 to
         Metropolitan's Form 10-Q, filed May 14, 1998 and incorporated herein by reference)

99.4     Second Amendment to Restated Loan Agreement by and between The
         Huntington National Bank and the Corporation dated as of December 18,
         1998 (filed as Exhibit 99.4 to Metropolitan's Registration Statement on
         Form S-1 filed on February 29, 1999 and incorporated herein by reference)


         ** Indicates that the exhibit is a management contract or compensatory plan or arrangement.


         Reports on Form 8-K

         On December 8, 1998 the Corporation filed a Current Report on Form 8-K to report, under Item 5, that on November 24, 1998, its Board of Directors authorized 10% stock dividend of the Corporation's common stock, to be effected in the form of a 10% stock dividend to shareholders of record on December 15, 1998.

                                   SIGNATURES
                                   ----------
                  Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        METROPOLITAN FINANCIAL CORP.



                           By:  /s/ David G. Lodge
                              ---------------------------------------
                                    David G. Lodge,
                                    President,
                                    Assistant Secretary,
                                    Assistant Treasurer, and Director

                           Date:     March 30, 1999
                              ---------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                        By:  /s/ David G. Lodge
                           ---------------------------------------
                                 David G. Lodge,
                                 President,
                                 Assistant Secretary,
                                 Assistant Treasurer, and Director
                                 (Principal Financial and Accounting Officer)

                        Date:      March 30, 1999
                           ---------------------------------------


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



                         By:  /s/ David G. Lodge
                            ---------------------------------------
                                  David G. Lodge
                                  Attorney-in-Fact

                         Date:      March 30, 1999
                            ---------------------------------------

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                                                       DESCRIPTION
 ------                                                      -----------
3.1      Amended and Restated Articles of Incorporation of Metropolitan (filed as Exhibit 2 to the Corporation's Form 8-A, filed October 15, 1996 and incorporated herein by reference)

3.2      Amended and Restated Code of Regulations of the Corporation (filed as
         Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1, filed
         February 26, 1999 and incorporated herein by reference)


10.1     Form of Incentive Pay Plan (filed as Exhibit 10.1 to Metropolitan's
         Form 10-K, filed March 30, 1998 and incorporated herein by reference)

10.2 Metropolitan Financial Corp. 1997 Stock Option Plan (filed as Exhibit A to Metropolitan's Definitive Proxy Statement, filed March 27, 1998 and incorporated herein by reference)

10.3     Indenture, dated as of April 30, 1998, between Metropolitan and
         Wilmington Trust Company, as trustee, relating to the 8.60% Junior
         Subordinated Deferrable Interest Debentures due June 30, 2028 (filed as
         Exhibit 4.1 to Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

10.4     Amended and Restated Trust Agreement, dated as of April 30, 1998, among
         Metropolitan, as depositor, Wilmington Trust Company, as property trustee, the administrative trustees named therein and the several holders of the 8.60% Cumulative Trust Preferred Securities of
         Metropolitan Capital Trust I (filed as Exhibit 4.2 to Metropolitan's
         Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

10.5 Preferred Securities Guarantee Agreement, dated as of April 30, 1998, between Metropolitan and Wilmington Trust Company, as trustee, for the benefit of the holders of the 8.60% Cumulative Trust Preferred
         Securities of Metropolitan Capital Trust I (filed as Exhibit 4.3 to
         Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

10.6 Agreement as to Expenses and Liabilities, dated as of April 30, 1998, between Metropolitan and Metropolitan Capital Trust I (filed as Exhibit
         4.4 to Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference)

13       1998 Annual Report to Shareholders

21 List of subsidiaries of the Corporation (filed as Exhibit 21 to Metropolitan's Registration Statement on Form S-1 filed February 26,
         1999 and incorporated herein by reference)

24       Power of Attorney

27       Financial Data Schedule

99.1 Specimen Subordinated Note relating to the 9 5/8% Subordinated Notes due January 1, 2005 (found at Sections 2.2 and 2.3 of the Form of
         Indenture filed as Exhibit 4.1 to Metropolitan's Amendment No. 1 to
         Registration Statement on Form S-1, filed November 13, 1995 and incorporated herein by reference)

EXHIBIT
   NO                                       DESCRIPTION
 ------                                     -----------

99.2 Form of Indenture entered into December 1, 1995 between Metropolitan and Boatmen's Trust Company (filed as Exhibit 4.1 to Metropolitan's
         Amendment No. 1 to Registration Statement on Form S-1, filed November
         13, 1995 and incorporated herein by reference)

99.3 The Restated Loan Agreement by and between The Huntington National Bank and Metropolitan dated as of March 31, 1998 (filed as Exhibit 99.1 to
         Metropolitan's Form 10-Q, filed May 14, 1998 and incorporated herein by reference)

99.4     Second Amendment to Restated Loan Agreement by and between The
         Huntington National Bank and the Corporation dated as of December 18,
         1998 (filed as Exhibit 99.4 to Metropolitan's Registration Statement on
         Form S-1 filed on February 26, 1999 and incorporated herein by reference)
