Form 10-Q
period 1999-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 1999-05-17
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


(Mark One)
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.
                               --------------

Commission file number             000-21553
                      ----------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

            Ohio                                            34-1109469
-------------------------------                         -------------------
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
 Yes   X   No
     -----   -----

As of May 14, 1999, there were 8,056,393 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                     PAGE
Item 1.  Financial Statements:

  Consolidated Statements of Financial Condition (Unaudited)
  as of March  31, 1999 and December 31, 1998                                          3

  Consolidated Statements of Operations (Unaudited) for the
  three months ended March 31, 1999 and 1998                                           4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the three months ended March 31, 1999 and 1998                                   5

  Consolidated Statement of Changes in
  Shareholders' Equity (Unaudited)                                                     6

  Notes to Consolidated Financial Statements (Unaudited)                             7-17

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                       18-29

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                                           29

PART II.   OTHER INFORMATION                                                          33

Item 6. Exhibits and Reports on Form 8-K                                              33

SIGNATURES                                                                            34

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                 (in thousands)

                                                                       March 31, 1999     December 31, 1998
                                                                       --------------     -----------------
ASSETS
Cash and cash equivalents                                                 $    25,428           $    29,086
Securities available for sale                                                  37,923                19,443
Securities held to maturity                                                    16,219                16,217
Mortgage-backed securities                                                    183,486               198,296
Loans held for sale                                                            33,154                15,017
Loans receivable, net                                                       1,074,979             1,018,271
Federal Home Loan Bank stock, at cost                                           6,158                 6,054
Accrued interest receivable                                                     9,853                 8,678
Premises and equipment, net                                                    21,017                19,114
Real estate owned, net                                                          5,774                 5,534
Intangible assets                                                               2,658                 2,724
Loan servicing rights                                                          15,345                13,412
Prepaid expenses and other assets                                               8,077                11,588
                                                                          -----------           -----------
     Total assets                                                         $ 1,440,071           $ 1,363,434
                                                                          ===========           ===========

LIABILITIES
Noninterest-bearing deposits                                              $    64,000           $    63,717
Interest-bearing deposits                                                   1,074,816               987,640
Borrowings                                                                    206,349               215,486
Accrued interest payable                                                        4,576                 5,511
Other liabilities                                                              19,409                20,685
                                                                          -----------           -----------
   Total liabilities                                                        1,369,150             1,293,039
                                                                          -----------           -----------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN THE CORPORATION'S JUNIOR SUBORDINATED
DEBENTURES                                                                     27,750                27,750

SHAREHOLDERS' EQUITY

Common stock, no par value, 10,000,000 shares authorized,
7,756,393 shares issued and outstanding
Additional paid-in capital                                                     18,505                18,505
Retained earnings                                                              25,098                23,661
Accumulated other comprehensive income                                           (432)                  479
                                                                          -----------           -----------
   Total shareholders' equity                                                  43,171                42,645
                                                                          -----------           -----------
     Total liabilities and shareholders' equity                           $ 1,440,071           $ 1,363,434
                                                                          ===========           ===========

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    1999                1998
                                                                                    ----                ----
INTEREST INCOME
  Interest and fees on loans                                                    $   21,687          $   16,200
  Interest on mortgage-backed securities                                             3,292               2,491
  Interest and dividends on other investments                                          915                 522
                                                                                ----------          ----------
  Total interest income                                                             25,894              19,213
                                                                                ----------          ----------
INTEREST EXPENSE
  Interest on deposits                                                              13,174               9,611
  Interest on borrowings                                                             3,136               2,046
  Interest on Junior Subordinated Debentures                                           608
                                                                                ----------          ----------
    Total interest expense                                                          16,918              11,657
                                                                                ----------          ----------
NET INTEREST INCOME                                                                  8,976               7,556
Provision for loan losses                                                              650                 450
                                                                                ----------          ----------
Net interest income after provision for loan losses                                  8,326               7,106
                                                                                ----------          ----------
NONINTEREST INCOME
  Gain on sale of loans                                                                400                 757
  Loan servicing income, net                                                           335                 241
  Service charges on deposit accounts                                                  272                 210
  Loan option income                                                                                        20
  Gain on sale of securities, net                                                                           66
  Other operating income                                                               450                 344
                                                                                ----------          ----------
    Total noninterest income                                                         1,457               1,638
                                                                                ----------          ----------
NONINTEREST EXPENSE
  Salaries and related personnel costs                                               4,062               2,990
  Occupancy and equipment expense                                                    1,088                 843
  Federal deposit insurance premiums                                                   201                 158
  Data processing expense                                                              236                 114
  Marketing expense                                                                    201                 166
  State franchise taxes                                                                248                 156
  Amortization of intangibles                                                           66                  66
  Other operating expenses                                                           1,439               1,077
                                                                                ----------          ----------
    Total noninterest expense                                                        7,541               5,570
                                                                                ----------          ----------
INCOME BEFORE INCOME TAXES                                                           2,242               3,174
Provision for income taxes                                                             804               1,187
                                                                                ----------          ----------
NET INCOME                                                                      $    1,438          $    1,987
                                                                                ==========          ==========
Basic earnings per share                                                        $     0.19          $     0.26
                                                                                ==========          ==========
Diluted earnings per share                                                      $     0.19          $     0.25
                                                                                ==========          ==========

Weighted average shares outstanding for basic earnings per share                 7,756,393           7,756,393
Effect of dilutive options                                                               0             147,696
                                                                                ----------          ----------
Weighted average shares for diluted earnings per share                           7,756,393           7,904,089
                                                                                ==========          ==========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                           1999                 1998
                                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                    $ (19,226)          $  41,685

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                          (106,481)            (98,737)
  Purchases of:
    Loans                                                                                 (39,225)            (38,892)
    Mortgage-backed securities                                                                 --             (28,119)
    Securities available for sale                                                         (20,020)             (7,523)
    Mortgage loan servicing rights                                                         (2,037)               (251)
    Premises and equipment                                                                 (2,842)             (2,491)
  Proceeds from maturities and repayments of:
    Loans                                                                                  73,481              52,597
    Mortgage-backed securities                                                             13,735              18,522
  Proceeds from sale of:
    Loans                                                                                  18,851               9,450
    Mortgage-backed securities                                                                 --              16,968
    Securities available for sale                                                           1,275                  --
    Premises, equipment, and real estate owned                                                532                 334
                                                                                        ---------           ---------
      Net cash used for investing activities                                              (62,731)            (78,142)
                                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                           87,435              70,753
  Proceeds from borrowings                                                                 29,043                  --
  Repayment of borrowings                                                                 (31,279)            (12,246)
  Net activity on lines of credit                                                          (6,900)              1,000
                                                                                        ---------           ---------
    Net cash provided by financing activities                                              78,299              59,507
                                                                                        ---------           ---------

Net change in cash and cash equivalents                                                    (3,658)             23,050
Cash and cash equivalents at beginning of period                                           29,086              22,511
                                                                                        ---------           ---------
Cash and cash equivalents at end of period                                              $  25,428           $  45,561
                                                                                        =========           =========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                            $  17,854           $  12,264
    Income taxes


 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In thousands)

                                                                                         ACCUMULATED
                                                           ADDITIONAL                       OTHER              TOTAL
                                            COMMON          PAID-IN        RETAINED     COMPREHENSIVE      SHAREHOLDERS'
                                             STOCK          CAPITAL        EARNINGS        INCOME             EQUITY
                                             -----          -------        --------        ------             ------
BALANCE DECEMBER 31, 1998                 $                 $18,505        $23,660          $ 479            $42,644
Comprehensive income:
   Net income                                                                1,438                             1,438
   Change in unrealized gain on
     securities                                                                              (911)              (911)
     Total comprehensive income                                                                                  527
                                          ------------------------------------------------------------------------------
BALANCE MARCH 31, 1999                    $                 $18,505        $25,098          $(432)           $43,171
                                          ==============================================================================







See notes to consolidated financial statements.

             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank & Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchases multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 1999 and 1998; (b) the financial condition at March 31, 1999 and December 31, 1998; (c) the statement of cash flows for the three month periods ended March 31, 1999 and 1998; and (d) the statement of changes in shareholders' equity for the three month period ended March 31, 1999. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premium and accretion of discount using the interest method. At March 31, 1999 and December 31, 1998, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, such increase is reported as a provision for loan losses. Management excludes all consumer loans and residential single family loans with balances less than $200,000 from its review for impairment. However, these loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

Earnings Per Share: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. All per share information has been retroactively adjusted to reflect the effect of the stock dividends and stock splits.

New Accounting Pronouncements: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 1999 will allow classifying these securities as available for sale, trading, or held to maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect but the effect will vary depending on the level and designation of securitizations as well as on market price movements.


3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale at March 31, 1999 and December 31, 1998 are as follows (In thousands):

                                                              March 31, 1999
                                    --------------------------------------------------------------------
                                    Amortized       Gross Unrealized    Gross Unrealized          Fair
                                       Cost              Gains               Losses               Value
                                       ----              -----               ------               -----
AVAILABLE FOR SALE
Mutual funds                        $     804                                                  $     804
FreddieMac preferred stock              7,500                              $     (75)              7,425
FannieMae medium term notes            19,929                                   (201)             19,728
FreddieMac note                        10,000                                    (34)              9,966
Mortgage-backed securities            183,841          $     729              (1,084)            183,486
                                    ---------          ---------           ---------           ---------
                                      222,074                729              (1,394)            221,409
HELD TO MATURITY
Tax-exempt municipal bond              14,819                                                     14,819

Revenue bond                            1,400                                                      1,400
                                    ---------                                                  ---------
                                       16,219                                                     16,219
                                    ---------          ---------           ---------           ---------
   Total                            $ 238,293          $     729           $  (1,394)          $ 237,628
                                    =========          =========           =========           =========

                                                             December 31, 1998
                                    ---------------------------------------------------------------------
                                    Amortized       Gross Unrealized    Gross Unrealized          Fair
                                       Cost              Gains               Losses               Value
                                       ----              -----               ------               -----
AVAILABLE FOR SALE
Mutual funds                        $   2,059                                                  $   2,059
FreddieMac preferred stock              7,500                                                      7,500
FannieMae medium term note              9,921                              $     (37)              9,884
Mortgage-backed securities            197,521          $     954                (179)            198,296
                                    ---------          ---------           ---------           ---------
                                      217,001                954                (216)            217,739
HELD TO MATURITY
Tax-exempt municipal bond              14,817                                                     14,817
Revenue bond                            1,400                                                      1,400
                                    ---------          ---------           ---------           ---------
                                       16,217                                                     16,217
                                    ---------          ---------           ---------           ---------
   Total                            $ 233,218          $     954           $    (216)          $ 233,956
                                    =========          =========           =========           =========

4. LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 1999 and December 31, 1998 is as follows (In thousands):

                                              March 31, 1999      December 31, 1998
                                              --------------      -----------------
Real estate loans
   Construction loans:
      Residential single family                $    82,937           $    81,584
      Commercial                                    10,800                19,129
      Land                                          38,274                34,990
      Loans in process                             (50,766)              (46,001)
                                               -----------           -----------
         Construction loans, net                    81,245                89,702
   Permanent loans:
      Residential single family                    191,115               189,182
      Multifamily                                  361,905               337,412
      Commercial                                   247,497               228,824
      Other                                            813                 1,320
                                               -----------           -----------
         Total real estate loans                   882,575               846,440
Consumer loans                                      99,107                96,115
Business and other loans                           101,330                82,318
                                               -----------           -----------
         Total loans                             1,083,012             1,024,873
Premiums on loans, net                               4,860                 5,320
Deferred loan fees, net                             (5,615)               (5,013)
Allowance for losses on loans                       (7,278)               (6,909)
                                               -----------           -----------
                                               $ 1,074,979           $ 1,018,271
                                               ===========           ===========


Activity in the allowance for losses on loans for the periods ended March 31, 1999 and 1998 is as follows (In thousands):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1999              1998
                                                  ----              ----
Balance at the beginning of the period          $ 6,909           $ 5,622
Provision for loan losses                           650               450
Net charge-offs                                    (281)             (191)
                                                -------           -------
Balance at end of period                        $ 7,278           $ 5,881
                                                =======           =======

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans for the periods indicated is as follows (In thousands):

                                                                             March 31,       December 31,
                                                                               1999             1998
                                                                               ----             ----
Balance of impaired loans                                                     $ 8,303          $10,142
Less portion for which no allowance
  for losses on loans is allocated                                              7,126            9,002
                                                                              -------          -------
Portion of impaired loans for which
  an allowance for loan losses is allocated                                   $ 1,177          $ 1,140
                                                                              =======          =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance                                      $ 1,002          $ 1,012
                                                                              =======          =======

                                                                             March 31,         March 31,
                                                                               1999              1998
                                                                               ----              ----
Average investment in impaired loans
  during the period                                                           $ 9,761          $ 7,597
                                                                              =======          =======
Interest income recognized during
  Impairment                                                                  $   101          $    33
                                                                              =======          =======
Interest income recognized on a
  cash basis during the period                                                $   101          $    33
                                                                              =======          =======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 1999 and December 31, 1998 are summarized as follows (In thousands):

                                                                             March 31,         March 31,
                                                                               1999              1998
                                                                               ----              ----
Mortgage loan portfolios serviced for:
FreddieMac                                                                  $  791,026        $  794,286
FannieMae                                                                      640,965           587,476
Other                                                                          136,070           114,585
                                                                            ----------        ----------
  Total loans serviced for others                                           $1,568,061        $1,496,347
                                                                            ==========        ==========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $27,658,000 and $28,066,000 at March 31, 1999 and December 31, 1998, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the three month period ended March 31, 1999 and 1998 (In thousands):

                                                Three Months Ended March 31,
                                                   1999               1998
                                                   ----               ----
Balance at the beginning of the period          $ 13,412           $  9,224
Acquired or originated                             2,650                783
Amortization                                        (717)              (640)
                                                --------           --------
Balance at the end of the period                $ 15,345           $  9,367
                                                ========           ========


6. DEPOSITS

Deposits consist of the following (In thousands):

                                                  March 31,       December 31,
                                                    1999               1998
                                                    ----               ----
Noninterest-bearing checking accounts           $   64,000         $   63,717

Interest-bearing checking accounts                  55,105             54,159
Passbook savings and statement savings             222,314            212,710
Certificates of deposit                            797,397            720,771
                                                ----------         ----------
  Total interest-bearing deposits                1,074,816            987,640
                                                ----------         ----------
                                                $1,138,816         $1,051,357
                                                ==========         ==========


At March 31, 1999, scheduled maturities of certificates of deposit are as follows (In thousands):

                           Year                                                     Weighted Average
                          Ended                                  Amount               Interest Rate
                          -----                                  ------               -------------
                           1999                                $434,235                    5.50%
                           2000                                 296,205                    5.57
                           2001                                  49,863                    5.63
                           2002                                   3,654                    5.79
                           2003                                   7,323                    5.99
                        Thereafter                                6,117                    5.71
                                                               --------
                                                               $797,397                    5.54
                                                               ========

7. BORROWINGS

Borrowings consisted of the following at March 31, 1999 and December 31, 1998 (In thousands):

                                                                              March 31,             December 31,
                                                                                 1999                    1998
                                                                                 ----                    ----
Federal Home Loan Bank Advances (5.5% and 5.4% at
  March 31, 1999  and December 31, 1998, respectively)                        $ 100,169              $ 111,236

Reverse repurchase agreements (5.5% and 5.6% at
  March 31, 1999 and December 31, 1998, respectively)                            80,180                 82,250

Commercial bank line of credit (7.0% and 7.7% at
  March 31, 1999 and December 31, 1998, respectively)                            12,000                  8,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                            14,000                 14,000
                                                                               --------               --------
                                                                               $206,349               $215,486
                                                                               ========               ========


At March 31, 1999, scheduled payments on borrowings are as follows (In thousands):

                                                                                 Weighted Average
                          Year Ended                                Amount        Interest Rate
                          ----------                                ------        -------------
                             1999                                  $ 49,430            6.36%
                             2000                                    13,000            5.16
                             2001                                     3,000            6.15
                             2002                                    62,250            5.81
                             2003                                    50,000            5.42
                          Thereafter                                 28,669            7.44
                                                                   --------
                             Total                                 $206,349            6.04
                                                                   ========


Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock and residential first mortgage loans with an aggregate carrying value of $199,000,000 and $184,000,000 at March 31, 1999 and December 31, 1998,
respectively.

The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000, which is also the balance at March 31, 1999. During 1998, the term of the agreement was modified so that the line matures May 30, 1999, but can be renewed annually as agreed by both parties. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount at least equal to 200% of any outstanding balance.


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

As of March 31, 1999, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $63,981,000 and $84,621,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 5.63% to 16.00% and commitment periods up to one year.

At March 31, 1999 and December 31, 1998, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. At March 31, 1999, loans with a carrying value of $5,498,000 were held for sale in connection with outstanding purchase options. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires.


9. SUBSEQUENT EVENT

On May 14, 1999, the Corporation issued 1,600,000 shares ($10 liquidation amount per security), of 9.50% cumulative trust preferred securities (the "Trust Preferred") through a newly formed, wholly-owned subsidiary, Metropolitan Capital Trust II (the "Trust Issuer") and 300,000 shares of common stock. The Trust Issuer invested the total proceeds from the sale of the Trust Preferred in the 9.50% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Corporation which mature on June 30, 2029. The Corporation intends to use the net proceeds from the sale of the Junior Subordinated Debentures and the common stock for general corporate purposes, including but not limited to, repayment of the $12.0 million commercial bank line of credit; capital contributions to the Bank to support growth and for working capital; and acquisitions by either the Corporation or the Bank, although there presently exists no such agreement or understanding with respect to such acquisitions. The Trust Preferred securities are listed on the NASDAQ Stock Market's National Market under the symbol "METFO."

10. SEGMENT REPORTING

Metropolitan's operations include two major operating segments. A description of those segments follows:

Retail and Commercial Banking--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding our 18 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business and consumer loans are concentrated in Northeastern Ohio.

Mortgage banking--Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Northeastern Ohio and Southeastern Michigan. In general, fixed rate loans are originated for sale and adjustable rate loans are originated to be retained in the portfolio. Loans being serviced include loans originated and still owned by Metropolitan, loans originated by Metropolitan but sold to others with servicing rights retained by Metropolitan, and servicing rights to loans originated by others but purchased by Metropolitan. The servicing rights Metropolitan purchases may be located in a variety of states and are typically being serviced for FannieMae or FreddieMac.

The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations which do not generate revenue from outside customers.

         Operating results and other financial data for the current and preceding year are as follows (In thousands):

         As of or for the three months ended March 31, 1999

                                                     RETAIL AND
                                                     COMMERCIAL          MORTGAGE            PARENT
                                                       BANKING            BANKING           AND OTHER            TOTAL
                                                       -------            -------           ---------            -----
OPERATING RESULTS:
Net interest income                                    $  6,624          $  1,775           $    577          $    8,976
Provision for losses on loans                               600                50                                    650
                                                       --------          --------           --------          ----------
Net interest income after
  provision for loan losses                               6,024             1,725                577               8,326
Noninterest income                                          878               649                (70)              1,457
Direct noninterest expense                                3,802             1,355                 92               5,249
Allocation of overhead                                    1,606               686                                  2,292
                                                       --------          --------           --------          ----------
Net income before income taxes                         $  1,494          $    333           $    415          $    2,242
                                                       ========          ========           ========          ==========

FINANCIAL DATA:
Segment assets                                     $  1,032,273        $  312,981          $  94,817          $1,440,071
Depreciation and amortization                               430               639                 97               1,166
Expenditures for additions
  to premises and equipment                               2,707               135                                  2,842

         As of or for the three months ended March 31, 1998

                                                     RETAIL AND
                                                     COMMERCIAL          MORTGAGE            PARENT
                                                      BANKING             BANKING           AND OTHER            TOTAL
                                                      -------            -------            ---------            -----
OPERATING RESULTS:
Net interest income                                     $ 5,162          $  1,378            $ 1,016           $ 7,556
Provision for losses on loans                               427                23                                  450
                                                       --------          --------            -------          --------
Net interest income after
  provision for loan losses                               4,735             1,355              1,016             7,106
Noninterest income                                          649               902                 87             1,638
Direct noninterest expense                                2,875               997                 92             3,964
Allocation of overhead                                    1,192               414                                1,606
                                                       --------          --------            -------          --------
Net income before income taxes                         $  1,317          $    846            $ 1,011          $  3,174
                                                       ========          ========            =======          ========
FINANCIAL DATA:
Segment assets                                         $644,772          $252,861            $92,073          $989,706
Depreciation and amortization                               349               566                 81               996
Expenditures for additions
  to premises and equipment                               2,302               189                                2,491

The financial information provided for each major operating segment has been derived from the internal profitability system used to monitor and manage financial performance and allocate resources. The internal profitability system has been in place for only the two latest years; therefore only two years segment information is presented. Prior to the adoption of the internal profitability system the Company operated as one segment.

The measurement of performance for the operating segments is based on the organizational structure of Metropolitan and is not necessarily comparable with similar information for any other financial institution. The information presented is also not indicative of the segments' financial condition and results of operations if they were independent entities.

Metropolitan evaluates segment performance based on contribution to income before income taxes. Certain indirect expenses have been allocated based on various criteria considered by management to best reflect benefits derived. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Indirect expense allocations and accounting policies have been consistently applied for the periods presented. There are no differences between segment profits and assets and the consolidated profits and assets of Metropolitan. The net interest income that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is included in the category labeled Parent and Other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                                    Three months ended March 31,
                                                                                     1999                 1998
                                                                                     ----                 ----
Net income (in thousands)                                                          $1,438               $1,987
Basic earnings per share (1)                                                        $0.19                $0.26
Diluted earnings per share (1)                                                      $0.19                $0.25
Return on average assets                                                             0.41%                0.84%
Return on average equity                                                            13.40%               21.23%
Noninterest expense to average assets                                                2.17%                2.35%
Efficiency ratio                                                                    71.65%               60.31%
Net interest margin                                                                  2.76%                3.45%
Net charge-offs to average loans                                                     0.11%                0.11%

(1) Per share data has been adjusted for a 10% stock dividend completed in December, 1998.

                                                                         March 31,           December 31,             March 31,
                                                                           1999                  1998                    1998
                                                                           ----                  ----                    ----
Total assets (in thousands)                                            $1,440,071             $1,363,434              $989,706
Shareholders' equity (in thousands)                                      $ 43,171               $ 42,645               $38,222
Shareholders' equity to total assets                                         3.00%                  3.13%                 3.86%
Shares outstanding                                                      7,756,393              7,756,393             7,756,393
Book value per share                                                        $5.57                  $5.50                 $4.93
Tangible book value per share                                               $5.22                  $5.14                 $4.54
Market value of common stock                                                $9.38                 $10.50                $15.45
Nonperforming assets to total assets (2)                                     1.27%                  1.34%                 0.92%
Allowance for losses on loans to total loans (2)                             0.66%                  0.66%                 0.78%

(2) Ratios are based on period end balances.

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, service charges on deposit accounts, gains or losses on the sales of loans and securities and loan option income. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

Average Balances and Yields. The following table presents the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans are included in average loan balances. The average balances of mortgage-backed securities and securities are presented at historical cost.

                                                              Three Months Ended March 31,
                                  ----------------------------------------------------------------------------
                                                    1999                                   1998
                                  ------------------------------------     -----------------------------------
                                                                (Dollars in thousands)
                                    Average                                  Average
                                    Balance       Interest       Rate        Balance      Interest       Rate
                                  ----------     ----------    -------     ----------    ----------     ------
Interest-earning assets:
Loans receivable                  $1,068,940     $   21,687       8.23%    $  727,046    $   16,200      9.04%
Mortgage-backed securities
 available for sale                  189,843          3,292       7.03        133,359         2,491      7.57
Other                                 59,237            915       6.27         28,251           522      7.51
                                  ----------     ----------                ----------    ----------
Total interest-earning
assets                             1,318,020         25,894       7.97        888,656        19,213      8.77
                                                 ----------                              ----------
Nonearning assets                     71,882                                   59,737
                                  ----------                               ----------
Total assets                      $1,389,902                               $  948,393
                                  ==========                               ==========

Interest-bearing liabilities:
Deposits                          $1,029,351         13,174       5.19     $  719,396         9,611      5.42
Borrowings                           212,094          3,136       6.00        125,379         2,046      6.62
Junior Subordinated Debentures        27,750            608       8.76
                                  ----------     ----------                ----------    ----------
Total interest-bearing
  liabilities                      1,269,195         16,918       5.41        844,775        11,657      5.60
                                                 ----------     ------                   ----------    ------
Noninterest-bearing
  liabilities                         77,834                                   66,176
Shareholders' equity                  42,873                                   37,442
                                  ----------                               ----------
Total liabilities and
  shareholders' equity            $1,389,902                               $  948,393
                                  ==========                               ==========
Net interest income                              $    8,976                              $    7,556
                                                 ==========                              ==========
Interest rate spread                                              2.56%                                  3.17%
                                                                ======                                 ======
Net interest margin                                               2.76%                                  3.45%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                         103.85%                                  105.19%

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

                                                 Three Months ended March 31,
                                                        1999 vs. 1998
                                                     Increase  (Decrease)
                                          ------------------------------------------
                                                           Change            Change
                                          Total            Due to            Due to
                                          Change           Volume             Rate
                                          ------           ------             ----
                                                       (In thousands)
INTEREST INCOME ON:
  Loans receivable                        $ 5,487          $ 7,618          $(2,131)
  Mortgage-backed securities                  801            1,055             (254)
  Other                                       393              573             (180)
                                          -------          -------          -------
    Total interest income                   6,681          $ 9,246          $(2,565)
                                          -------          =======          =======
INTEREST EXPENSE ON:
  Deposits                                $ 3,563          $ 4,141          $  (578)
  Borrowings                                1,089            1,415             (326)
  Junior Subordinated Debentures              609              609                0
                                          -------          -------          -------
    Total interest expense                  5,261          $ 6,165          $  (904)
                                          -------          =======          =======
Increase in net interest income           $ 1,420
                                          =======


RESULTS OF OPERATIONS

Net Income. Net income decreased $0.6 million to $1.4 million for the three months ended March 31, 1999 as compared to net income of $2.0 million for the first quarter, 1998. Net interest income and provision for loan losses increased $1.4 million and $0.2 million, respectively, for the three months ended March 31, 1999 over the prior year period and noninterest income decreased $0.2 million from the same prior year period. Noninterest expense increased $1.9 million to $7.5 million for the quarter from $5.6 million from the prior year quarter primarily as a result of increased personnel and occupancy costs.

Our net interest margin decreased sixty-nine basis points to 2.76% for the three month period ended March 31, 1999 as compared to 3.45% for the same period in 1998, primarily due to a decreased yield on interest-earning assets.

Interest Income. Total interest income increased 34.8% to $25.9 million in the three month period ended March 31, 1999, as compared to $19.2 million in the same period in 1998. This increase primarily resulted from a 48.3% increase in average interest-earning assets in the three month period ended March 31, 1999 as compared to the prior year. Average earning assets increased as a result of our strategy of increasing assets as long as assets with acceptable portfolio characteristics are available. The increase in interest income attributable to the increase in the average balance of interest-earning assets was partially offset by the decline in the weighted average yield. The decline in the weighted average yield is due mostly to the decline in overall market interest rates and the decline in prepayment penalties.

Interest Expense. Total interest expense increased 45.1% to $16.9 million for the three month period ended March 31, 1999, as compared to $11.7 million for the same period in 1998. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding which was partially offset by a decreased cost of funds for the three month period ending March 31, 1999 compared to the same period in 1998. In accordance with our strategy to fund growth in assets primarily with deposits, the average balance of interest-bearing deposit accounts increased $310.0 million, or 43.1%, at March 31, 1999 as compared to the same date in 1998. Due to a decrease in the market interest rates paid to increase deposit balances, Metropolitan's cost of funds decreased to 5.41% for the first quarter, 1999 as compared to 5.60% for the same period in 1998.

Provision for Loan Losses. The provision for loan losses increased $200,000 for the first quarter, 1999, as compared to the first quarter, 1998. Management increased the provision for loan losses due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increase its amount of loans, and not as a response to any material change in the level of nonperforming loans or charge-offs. Going forward, we expect to continue to increase the allowance for loan losses. The allowance for losses on loans at March 31, 1999 was $7.3 million or 0.66% of total loans, as compared to $6.9 million, or 0.66% of total loans, at December 31, 1998.

Noninterest Income. Total noninterest income decreased 13.4% to $1.5 million in the three months ended March 31, 1999 as compared to $1.6 million in the same period in 1998.

Gain on sale of loans was $400,000 in the three month period ended March 31, 1999, as compared to $757,000 during the same period in 1998. The primary reason for the decline in the first quarter, 1999 was a decline in the prices available in the market which was due to the slight rise in long term interest rates experienced in the first quarter of 1999 compared to the same period in 1998. The proceeds of residential loan sales in the first quarter, 1999 were $59.7 million as compared to $46.8 million in the same period in 1998.

Net loan servicing income increased 39.0% to $335,000 in the three month period ended March 31, 1999 as compared to the same period in 1998. The increase in loan servicing fees was a result of the strategy to increase fee income. The portfolio of loans serviced for others increased to $1.6 billion at March 31, 1999 as compared to $1.5 billion at December 31, 1998. Purchases of loan servicing rights and origination of loan servicing more than offset payoffs and the amortization of existing loans serviced. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $62,000 to $272,000 in the three month period ended March 31, 1999 compared to the first quarter, 1998. The primary reasons for the increase were the overall growth in deposit accounts and increases in deposit account prices for fees during the first quarter of 1999.

There was no loan option income in the three month period ended March 31, 1999 as compared to $20,000 in the same period in 1998. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee as income. Metropolitan has not purchased any of these loans in 1999.

There were no gains on sale of securities in the three months ended March 31, 1999, compared to $66,000 for the prior year period. The gain in the first quarter, 1998 was the result of the sale of securities originally purchased to satisfy regulatory liquidity requirements which were no longer necessary for that purpose due to revisions to those requirements.

Other noninterest income increased $106,000 in the three month period ended March 31, 1999, compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business and increased rental income in the first quarter, 1999.

Noninterest Expense. Total noninterest expense increased to $7.5 million in the three month period ended March 31, 1999 as compared to $5.6 million for the same period in 1998.

Personnel related expenses increased $1.1 million in the three month period ended March 31, 1999 as compared to the same period in 1998. These increases were primarily a result of increased staffing levels to support expanded activities such as trust services, new retail sales offices locations, and new mortgage origination offices.

Occupancy costs increased $245,000 in the three month period ended March 31, 1999, over the same period in 1998. This increase was generally the result of two additional full service retail sales offices and three mortgage origination offices.

Data processing expense increased $122,000 in the three month period ending March 31, 1999 as compared to the same period in 1998. This increase was the result of expenses incurred for consulting services and Year 2000 testing.

State franchise taxes increased $92,000 in the three month period ended March 31, 1999, over the same periods in 1998. The primary reason for this increase is the significant increase in capital at the Bank, which is the basis for the tax.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $362,000 for the three month period ended March 31, 1999 as compared to the same period in 1998. This increase was generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, credit card expenses, and increased costs for professional services.

Provision for Income Taxes. The provision for income taxes decreased $383,000 for the three month period ended March 31, 1999 as compared to the same period in 1998. The primary reason for the decrease in the provision was the decreased level of income over the prior year. The effective tax rate was 35.9% for the three month period ended March 31, 1999 as compared to 37.4% for the same period in 1998.


ASSET QUALITY

Metropolitan's goal is to maintain the above average asset quality of its loan portfolio through conservative lending policies and prudent underwriting. Detailed reviews of the loan portfolio are undertaken regularly to identify potential problem loans or trends early and to provide for adequate estimates of potential losses. In performing these reviews, Metropolitan's management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. Metropolitan normally considers loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, Metropolitan considers loans to be impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, an assessment is made as to the collectability of the unpaid interest. Interest determined to be uncollectible is reversed from interest income and future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's non-performing assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                March 31,             December 31,
                                                  1999                    1998
                                                  ----                    ----
                                                      (Dollars in thousands)
Nonaccrual loans                               $   12,009              $   12,231
Loans past due greater than
  90 days or impaired, still accruing                 534                     460
                                               ----------              ----------
Total nonperforming loans                          12,543                  12,691
Real estate owned                                   5,774                   5,534
                                               ----------              ----------
Total nonperforming assets                     $   18,317              $   18,225
                                               ==========              ==========
Allowance for losses on loans                  $    7,278              $    6,909
                                               ==========              ==========

Nonperforming loans to total loans                   1.13%                   1.23%
Nonperforming assets to total assets                 1.27%                   1.34%

Net charge-offs to average loans                     0.11%(1)                0.16%
Provision for loan losses to
  average loans                                      0.24%(1)                0.31%
Allowance for losses on loans to
  total nonperforming loans at
  end of period                                     59.22%                  54.44%
Allowance for losses on loans to
  total loans at end of period                       0.66%                   0.66%

(1) Annualized for comparative purposes.

Nonperforming assets at March 31, 1999 increased $100,000 to $18.3 million as compared to $18.2 million at December 31, 1998. In spite of the growth experienced in the loan portfolio, total nonperforming loans have increased minimally in 1999.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $2.1 million of loans in this category at March 31, 1999. Management believes the bank is well secured against loss.


FINANCIAL CONDITION

Total assets amounted to $1.44 billion at March 31, 1999, as compared to $1.36 billion at December 31, 1998, an increase of $76.7 million, or 5.6%. The increase in assets was concentrated in loans and was funded primarily with deposit growth of $87.5 million.

Securities available for sale increased $18.5 million to $37.9 million compared to December 31, 1998. The increase was primarily due to the purchase of a $10.0 million FreddieMac Note and a $10.0 million FannieMae medium term note in the first quarter to meet regulatory liquidity requirements.

Loans receivable, including loans held for sale, increased $74.8 million, or 7.2%, during the three months ended March 31, 1999. This increase was primarily due to increases in multifamily loans of $13.1 million, commercial real estate loans of $22.0 million, and business loans of $19.0 million. These increases resulted from high demand due to the relatively low interest rate environment experienced in the first quarter and increased marketing efforts.

Deposits totaled $1.14 billion at March 31, 1999, an increase of $87.5 million, or 8.3%, over the balance at December 31, 1998. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, increased custodial checking balances, and payment of competitive rates to increase certificate of deposit balances.

Borrowings decreased $9.1 million, or 4.2% from December 31, 1998 to March 31, 1999. The decline was the result of decreased use of Federal Home Loan Bank advances and Reverse Repurchase Agreements offset by a $4.0 million increase in the commercial bank line of credit. The net decrease in borrowings was funded by growth in deposits.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The term "liquidity" refers to our ability to generate adequate amounts of cash for funding loan originations, loan purchases, deposit withdrawals, maturities of borrowings, and operating expenses. Our primary sources of internally generated funds are principal repayments and payoffs of loans, cash flows from operations, and proceeds from sales of assets. External sources of funds include increases in deposits and borrowings, and public or private offerings by Metropolitan.

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At March 31, 1999, the Corporation, excluding the Bank, had cash and readily convertible investments of $1.8 million.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for March, 1999 was 5.08%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At March 31, 1999, $143.0 million, or 12.6%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, we consider the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At March 31, 1999, approximately $202.3 million, or 17.7% of our accounts were held by these individuals and entities. If we were unable to replace these deposits upon maturity, there could be an adverse effect on our liquidity. We monitor maturities to attempt to minimize any potential adverse effect on liquidity.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $133 million at March 31, 1999, of which $100 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of approximately $80 million at March 31, 1999, which utilized substantially all of the Bank's eligible collateral.

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

The Bank's regulatory capital ratios at March 31, 1999 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                               TANGIBLE CAPITAL                CORE CAPITAL                 RISK-BASED CAPITAL
                               ----------------                ------------                 ------------------
                                                          (DOLLARS IN THOUSANDS)
Capital amount
Actual                       $90,111        6.27%          $90,248         6.28%          $94,316          8.11%
Required                      21,559        1.50            57,495         4.00            93,024          8.00
                             -------        ----           -------         ----           -------          ----
Excess                       $68,552        4.77%          $32,753         2.28%          $ 1,292          0.11%
                             =======        ====           =======         ====           =======          ====

We anticipate that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.


YEAR 2000

The year 2000 issue refers to computer programs being written using two digits rather than four to define an applicable year. A company's hardware, date driven automated equipment or computer programs that have a two digit field to define the year may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure, disruption of operations, or inaccurate information or calculations. Similar to other companies, we face the challenge of ensuring that all of our computer related functions will work properly from the year 2000 and beyond.

We completed the assessment and planning phases, and substantially completed the remediation and testing phases, of our year 2000 program by December 31, 1998. By June 30, 1999, we expect to complete the testing and remediation of our internal equipment and software. We also expect to retest our equipment and software during the remainder of 1999. As part of our year 2000 program, we have fully upgraded and tested our computer systems which service the majority of our customers accounts. As a result of these upgrades, we believe that these systems are year 2000 ready. During the first quarter of 1999, we completed our testing and remediation of our interface systems with third parties. We believe that all of these internal components will be adequate to provide quality service to our customers without interruption by January 1, 2000. We continue to test our non-critical systems and expect to retest our interface systems with third parties during the remainder of 1999.

In addition to internal resources, we are utilizing external resources to implement our year 2000 program. We have contracted with outside consultants to verify our assessment of our year 2000 problems and to assist us with our remediation efforts.

We may experience an increase in problem loans and credit losses if borrowers fail to respond to year 2000 issues. In addition, higher funding costs may result if consumers react to publicity about the issue by withdrawing deposits. In response to these concerns, we formed a task force. The task force has conducted a survey of significant credit customers to determine their year 2000 readiness and to evaluate the level of potential credit risk to us. These customers have assured us that they are or will be year 2000 compliant. We have also implemented a customer awareness program to provide deposit customers with an understanding of our year 2000 readiness.

On an ongoing basis, we are contacting our key suppliers and third parties with whom we conduct business to determine their year 2000 readiness. We have put in place a program to monitor third party progress on year 2000 issues during 1999. Despite our efforts, we can make no assurances that the critical third parties with whom we do business will adequately address their year 2000 issues. If our suppliers and customers are not year 2000 compliant by January 1, 2000, their noncompliance could materially affect our business, results of operations and financial condition.

We are in the process of developing contingency plans that focus on reducing any disruption that might be created by third parties with whom we do business being year 2000 noncompliant. We have also created a task force to document and test a business resumption plan. This plan is anticipated to be in place and tested by June 30, 1999.

We believe that our worst case scenario involves the inability of electric utility companies to service our various offices due to year 2000 problems. If the electric utility companies cannot provide power to a significant number of our offices, our business and operations could be materially disrupted.

In management's opinion, any incremental costs or potential loss of revenues would not have a material impact on our financial condition, operations, or cash flows. To date, we have spent $54,000 for incremental services directly related to ensuring year 2000 readiness. In addition, we have spent $133,000 to upgrade computer hardware and software which was necessary to ensure year 2000 readiness. We do not expect future expenditures to upgrade computer hardware and software to be material.

RECENT ACCOUNTING DEVELOPMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standard No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999.

In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 will, in 1999, allow mortgage loans held for sale that are subsequently securitized to be classified as trading, available for sale, or in certain circumstances held to maturity. Currently, these securitized mortgage loans must be classified as trading. We do not expect these statements to have a material effect on the Corporation's consolidated financial position or results of operation.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Metropolitan, like other financial institutions, is subject to market risk. Market risk is the risk that a company can suffer economic loss due to changes in the market values of various types of assets or liabilities. As a financial institution, we make a profit by accepting and managing various types of risks. The most significant of these risks are credit risk and interest rate risk. The principal market risk for us is interest rate risk. Interest rate risk is the risk that changes in market interest rates will cause significant changes in net interest income because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times.

We manage interest rate risk in a number of ways. Some of the tools used to monitor and quantify interest rate risk include:

         o        annual budgeting process;

         o        quarterly review of certificate of deposit maturities by day;

         o        monthly forecast of balance sheet activity;

         o monthly review of listing of liability rates and maturities by month;

         o monthly shock report of effect of sudden interest rate changes on net interest income;

         o monthly shock report of effect of sudden interest rate changes on net value of portfolio equity; and

         o monthly analysis of rate and volume changes in historic net interest income.

We have established an asset and liability committee to monitor interest rate risk. This committee is made up of senior officers from finance, lending and deposit operations. The committee meets at least quarterly, reviews our current interest rate risk position, and determines strategies to pursue for the next quarter. The activities of this committee are reported to the Board of Directors of the Bank quarterly. Between meetings the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

During 1998 and 1999, like many financial institutions, we had exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has had more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1998 and the most recent quarter.

                                                               EXPECTED CHANGE IN
                                                               NET INTEREST INCOME
                                                               -------------------
CHANGE IN INTEREST RATE                         MARCH 31, 1999                     DECEMBER 31, 1998
-----------------------                         --------------                     -----------------
        +2%                                           -9%                                 -19%
        +1%                                           -5%                                 -10%
        -1%                                           +2%                                  +9%
        -2%                                           +4%                                 +18%

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a significant short-term exposure to rising rates but that the exposure declined during the quarter.

Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk. The following table shows the change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1998 and the most recent quarter.

                                                               EXPECTED CHANGE IN
                                                               NET PORTFOLIO VALUE
CHANGE IN INTEREST RATE                         MARCH 31, 1999                     DECEMBER 31, 1998
-----------------------                         --------------                     -----------------
        +2%                                          -39%                                 -39%
        +1%                                          -20%                                 -20%
        -1%                                           24%                                 +25%
        -2%                                           55%                                 +55%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that long-term interest rate risk has remained stable over the past quarter.

Our strategies to limit interest rate risk from rising interest rates are as follows:

         o originate one- to four-family adjustable rate loans for the portfolio;

         o        originate one- to four-family fixed rate loans for sale;

         o originate the majority of business loans to float with prime rates;

         o increase core deposits which have low interest rate sensitivity;

         o increase certificates of deposit with maturities over one year;

         o        borrow funds with maturities greater than a year; and

         o increase the volume of loans serviced since they rise in value as rates rise.

We also follow strategies that increase interest rate risk in limited ways including:

         o originating and purchasing fixed rate multifamily and commercial real estate loans limited to ten year maturities; and

         o originating and purchasing fixed rate consumer loans with terms from two to fifteen years.

We feel that the current level of interest rate risk is acceptable for several reasons. The risk is weighted toward the long-term where changes in assets and liabilities can be made if rates do rise. We have a history of growth of 20% to 30% in assets over the past five years. As long as growth can be maintained at 20% per year interest rate risk can be rapidly diluted by growth in short term and adjustable rate assets funded by long term liabilities. If we grow at a rate significantly lower than 20%, we could still decrease interest rate risk by taking actions such as selling fixed rate assets and investing in short-term assets or assets with short repricing periods. However, this could result in losses on the sale of assets or a decrease in the yield on assets. We feel that the likelihood of large increases in market rates is low at this time. An analysis of the average quarterly change in the Treasury yield curve from 1988 to 1997 indicates that a parallel curve shift of 1.5% or more is an event that has less than a 0.1% chance of occurrence. In addition, the asset and liability committee has developed strategies designed to reduce our exposure to rising interest rates. Management anticipates that the current level of interest rate risk will be maintained or will decline modestly in 1999.

We are also aware that any method of measuring interest rate risk including the two used above has certain shortcomings. For example, certain assets and liabilities may have similar maturities or repricing dates but their repricing rates may not follow the general trend in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates while rates on other assets and liabilities may lag market rates. In addition, any projection of a change in market rates requires that prepayment rates on loans and early withdrawal of certificates of deposits be projected and those projections may be inaccurate. We focus on the change in net interest income and the change in net portfolio value as a result of immediate and sustained parallel shifts in interest rates as a balanced approach to monitoring interest rate risk when used with budgeting and the other tools noted above.

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1% of assets and half of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

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

             4.1 Form of Indenture of the Corporation relating to the Junior Subordinated Debentures Dated May 14, 1999.

             4.2        Form of Amended and Restated Trust Agreement of Metropolitan Capital Trust I
                        Dated May 14, 1999.

             4.3 Form of Guarantee of the Corporation relating to the Trust Preferred Securities Dated May 14, 1999.

             4.4        Form of Agreement as to Expenses and Liabilities dated May 14, 1999.

             27         Financial Data Schedule.(1)

             (1)        Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

              b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first three months of 1999.

                          METROPOLITAN FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METROPOLITAN FINANCIAL CORP.



                                          By: /s/ David G. Lodge
                                              ----------------------------------
                                              David G. Lodge,
                                              President, Assistant Secretary and
                                              Assistant Treasurer,
                                              (principal financial
                                              and accounting officer)

                                              Date:  May 17, 1999