Form 10-Q
period 1999-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1999-08-16
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10 - Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------


Commission file number            000-21553
                       ---------------------------------------------------------

                         METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                              34-1109469
---------------------------------                      -------------------------
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                           Identification No.)

             6001 Landerhaven Drive, Mayfield Heights, Ohio  44124
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

                               (440)  646-1111
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

As of August 12, 1999, there were 8,056,393 shares of the Registrant's Common Stock issued and outstanding.

                         METROPOLITAN FINANCIAL CORP.

                                   Form 10-Q
                          Quarter ended June 30, 1999

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements:

Consolidated Statements of Financial Condition (Unaudited)
as of June 30, 1999 and December 31, 1998                             3

Consolidated Statements of Operations (Unaudited ) for the
Three and six months ended June 30, 1999 and 1998                     4

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 1999 and 1998                       5

Consolidated Statement of Changes in Shareholders'
Equity (Unaudited)                                                    6

Notes to Consolidated Financial Statements (Unaudited)             7-17

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                     18-31

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                          32

PART II.   OTHER INFORMATION                                         35

Item 4. Submission of Matters to a Vote of Security Holders          35

Item 6. Exhibits and Reports on Form 8-K                             36

SIGNATURES                                                           37

  Item 1. FINANCIAL STATEMENTS
                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                 (In thousands)

                                                  June 30, 1999      December 31, 1998
                                                  -------------      -----------------
Assets
Cash and cash equivalents                           $   21,048          $   29,086
Securities available for sale                           37,430              19,443
Securities held to maturity                             16,001              16,217
Mortgage-backed securities                             181,358             198,296
Loans held for sale                                      6,622              15,017
Loans receivable, net                                1,185,006           1,018,271
Federal Home Loan Bank stock, at cost                    8,469               6,054
Accrued interest receivable                             10,225               8,678
Premises and equipment, net                             24,006              19,114
Real estate owned, net                                   9,958               5,534
Intangible assets                                        2,593               2,724
Loan servicing rights                                   15,520              13,412
Prepaid expenses and other assets                       10,351              11,588
                                                    ----------          ----------
     Total assets                                   $1,528,587         $1,363,434
                                                    ==========          ==========

Liabilities
Noninterest-bearing deposits                        $   61,724          $   63,717
Interest-bearing deposits                            1,110,699             987,640
Borrowings                                             246,447             215,486
Accrued interest payable                                 3,635               5,511
Other liabilities                                       16,478              20,686
                                                    ----------          ----------
   Total liabilities                                 1,438,983           1,293,040
                                                    ----------          ----------

Guaranteed Preferred Beneficial Interests
  In the Corporation's Junior Subordinated
  Debentures                                            43,750              27,750

Shareholders' Equity
Preferred stock, 10,000,000 shares authorized              ---                 ---
Common stock, no par value, 20,000,000 shares
   authorized, 8,056,393 shares issued
   and outstanding                                         ---                 ---
Additional paid-in capital                              20,702              18,505
Retained earnings                                       26,602              23,660
Accumulated other comprehensive income                  (1,450)                479
                                                    ----------          ----------
   Total shareholders' equity                           45,854              42,644
                                                    ----------          ----------
     Total liabilities and shareholders' equity     $1,528,587          $1,363,434
                                                    ==========          ==========

See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in thousands, except per share data)

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            ----------------------------  -------------------------
                                                                1999           1998           1999         1998
                                                            -------------  -------------  ------------  -----------
Interest income
  Interest and fees on loans                                   $   23,175    $   17,298     $   44,862   $   33,497
  Interest on mortgage-backed securities                            3,157         2,242          6,449        4,733
  Interest and dividends on other investments                       1,042           761          1,957        1,284
                                                               ----------    ----------     ----------   ----------
    Total interest income                                          27,374        20,301         53,268       39,514
                                                               ----------    ----------     ----------   ----------
Interest expense
  Interest on deposits                                             13,958        10,159         27,132       19,770
  Interest on borrowings                                            2,955         2,099          6,091        4,145
  Interest on Junior Subordinated Debentures                          813           412          1,422          412
                                                               ----------    ----------     ----------   ----------
    Total interest expense                                         17,726        12,670         34,645       24,327
                                                               ----------    ----------     ----------   ----------
Net interest income                                                 9,648         7,631         18,623       15,187
Provision for loan losses                                           1,600           910          2,250        1,360
                                                               ----------    ----------     ----------   ----------
Net interest income after provision for loan losses                 8,048         6,721         16,373       13,827
                                                               ----------    ----------     ----------   ----------
Noninterest income
  Gain on sale of loans, net                                          774           767          1,174        1,525
  Loan servicing income, net                                          367           239            701          479
  Service charges on deposit accounts                                 316           220            588          430
  Loan option income                                                  168           257            168          277
  Gain (loss) on sale of securities, net                              ---          (29)           ---           38
  Other operating income                                              605           450          1,057          793
                                                               ----------    ----------     ----------   ----------
    Total noninterest income                                        2,230         1,904          3,688        3,542
                                                               ----------    ----------     ----------   ----------
Noninterest expense
  Salaries and related personnel costs                              4,123         3,128          8,185        6,118
  Occupancy and equipment expense                                   1,207           885          2,295        1,727
  Federal deposit insurance premiums                                  233           169            433          328
  Data processing expense                                             320           101            556          215
  Marketing expense                                                   156           253            358          418
  State franchise taxes                                               248           156            496          311
  Amortization of intangibles                                          66            66            131          131
  Other operating expenses                                          1,572         1,418          3,012        2,498
                                                               ----------    ----------     ----------   ----------
    Total noninterest expense                                       7,925         6,176         15,466       11,746
                                                               ----------    ----------     ----------   ----------
Income before income taxes and extraordinary item                   2,353         2,449          4,595        5,623
Provision for income taxes                                            849           898          1,653        2,085
                                                               ----------    ----------     ----------   ----------
Income before extraordinary item                                    1,504         1,551          2,942        3,538
Extraordinary item                                                    ---           245            ---          245
                                                               ----------    ----------     ----------   ----------
Net Income                                                     $    1,504    $    1,306     $    2,942   $    3,293
                                                               ==========    ==========     ==========   ==========

Basic and diluted earnings per share                                $0.19         $0.17          $0.37        $0.42
                                                               ==========    ==========     ==========   ==========

Weighted average shares outstanding for basic
  earnings per share                                            7,924,525     7,756,393      7,840,923    7,756,393
Effect of dilutive options                                            ---       107,702            ---      127,653
                                                               ----------    ----------     ----------   ----------
Weighted average shares outstanding for diluted
  Earnings per share                                            7,924,525     7,864,095      7,840,923    7,884,046
                                                               ==========    ==========     ==========   ==========

See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                            Six Months Ended June 30,
                                                                                      --------------------------------------
                                                                                         1999                        1998
                                                                                       ---------                   ---------
Cash flows from operating activities                                                   $  (2,636)                  $  80,358

Cash flows from investing activities
  Disbursement of loan proceeds                                                         (240,021)                   (263,208)
  Purchases of:
    Loans                                                                               (127,152)                    (81,143)
    Mortgage-backed securities                                                           (10,222)                    (28,119)
    Securities available for sale                                                        (20,030)                    (20,442)
    Securities held to maturity                                                              ---                     (14,814)
    Mortgage loan servicing rights                                                        (2,155)                       (791)
    Premises and equipment                                                                (6,238)                     (4,578)
    FHLB stock                                                                            (2,171)                        (27)
  Proceeds from maturities and repayments of:
    Loans                                                                                152,480                     116,213
    Mortgage-backed securities                                                            25,021                      40,761
    Securities held to maturity                                                              220                       4,740
  Proceeds from sale of:
    Loans                                                                                 59,603                       5,897
    Mortgage-backed securities                                                               ---                      32,479
    Securities available for sale                                                            ---                       2,700
    Premises, equipment, and real estate owned                                               ---                       1,242
                                                                                       ---------                   ---------
      Net cash used for investing activities                                            (170,665)                   (209,090)

Cash flows from financing activities
  Net change in deposit accounts                                                         121,032                      70,922
  Proceeds from borrowings                                                                23,054                      71,250
  Repayment of borrowings                                                                (22,393)                    (73,370)
  Proceeds from issuance of common stock                                                   2,197                         ---
  Proceeds from issuance of Guaranteed Preferred Beneficial
    Interests in the Corporation's Junior Subordinated Debentures                         15,073                      26,436
  Net activity on line of credit                                                          26,300                      31,250
                                                                                       ---------                   ---------
    Net cash provided by financing activities                                            165,263                     126,488
                                                                                       ---------                   ---------

Net change in cash and cash equivalents                                                   (8,038)                     (2,244)
Cash and cash equivalents at beginning of period                                          29,086                      22,511
                                                                                       ---------                   ---------
Cash and cash equivalents at end of period                                             $  21,048                   $  20,267
                                                                                       =========                   =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                             $36,521                    $24,450
    Income taxes                                                                           1,112                      2,027
Transfer from loans receivable to real estate owned                                        4,458                        ---

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In thousands)


                                                                           Accumulated
                                               Additional                     Other         Total
                                      Common    Paid-in      Retained     Comprehensive  Shareholders'
                                       Stock    Capital      Earnings         Income        Equity
                                      -------  ----------  -------------  --------------  ------------

Balance December 31, 1998              $---      $18,505      $23,660         $   479        $42,644
Comprehensive income:
 Net income                             ---          ---        2,942             ---          2,942
 Change in unrealized gain on
  securities                            ---          ---          ---          (1,929)        (1,929)
                                                                                             -------
  Total comprehensive income                         ---          ---             ---          1,013
                                                                                             -------
 Issuance of 300,000 common shares      ---        2,197          ---             ---          2,197
                                       ----      -------      -------         -------        -------
Balance June 30, 1999                  $---      $20,702      $26,602         $(1,450)       $45,854
                                       ====      =======      =======         =======        =======

See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank & Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchases multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three and six month periods ended June 30, 1999 and 1998; (b) the financial condition at June 30, 1999 and December 31, 1998; (c) the statement of cash flows for the six month periods ended June 30, 1999 and 1998; and (d) the statement of changes in shareholders' equity for the six month period ended June 30, 1999. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

2. Accounting Policies

Securities:   The Corporation classifies debt and mortgage-backed securities as
----------
held to maturity or available for sale. The Corporation classifies marketable equity securities as available for sale.

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

Loans:  All loans are held for investment unless specifically designated as held
-----
for sale. When the Bank originates or purchases loans, it makes a determination whether or not to classify loans as held for sale. The Bank re-evaluates its intention to hold or sell loans at each balance sheet date based on the current environment and, if appropriate, reclassifies loans as held for sale. Sales of loans are dependent upon various factors including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital requirements.

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At June 30, 1999 and December 31, 1998, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

Allowance for Losses on Loans:  The allowance for losses on loans is established
-----------------------------
by a provision for loan losses charged against income. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

Earnings Per Share: Basic and diluted earnings per share are computed based on
------------------
weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. All per share information has been retroactively adjusted to reflect the effect of the stock dividends and stock splits.

Capitalized Interest: Interest expenses incurred to finance construction of
--------------------
buildings which take more than six months to build are capitalized as they are incurred. The amount of capitalized interest included as a portion of the historical cost of acquiring assets will be depreciated over the useful life of the asset.

New Accounting Pronouncements: In quarters beginning after June 30, 2000, a new
-----------------------------
accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

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

3. Securities

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 1999 and December 31, 1998 are as follows (In thousands):

                                                                    June 30, 1999
                                    -------------------------------------------------------------------------------
                                      Amortized        Gross Unrealized        Gross Unrealized          Fair
                                         Cost                Gains                  Losses               Value
                                    --------------  -----------------------  ------------------   -----------------
Available for Sale
Mutual funds                              $    814            ---                      ---             $    814
FreddieMac preferred stock                   7,500            ---                  $   (75)               7,425
FannieMae medium term notes                 19,935            ---                     (611)              19,324
FreddieMac note                             10,000            ---                     (133)               9,867
Mortgage-backed securities                 182,770           $637                   (2,049)             181,358
                                          --------           ----                  -------             --------
                                           221,019            637                   (2,868)             218,788
Held to Maturity
Tax-exempt municipal bond                   14,821            ---                     ---                14,821
Revenue bond                                 1,180            ---                     ---                 1,180
                                          --------                                                     --------
                                            16,001            ---                     ---                16,001
                                          --------           ----                 -------              --------
   Total                                  $237,020           $637                 $(2,868)             $234,789
                                          ========           ====                 =======              ========

                                                                  December 31, 1998
                                    -------------------------------------------------------------------------------
                                      Amortized        Gross Unrealized        Gross Unrealized          Fair
                                         Cost                Gains                  Losses               Value
                                    --------------  -----------------------  ------------------   -----------------
Available for Sale
Mutual funds                              $  2,059            ---                     ---            $  2,059
FreddieMac preferred stock                   7,500            ---                     ---               7,500
FannieMae medium term note                   9,921            ---                   $ (37)              9,884
Mortgage-backed securities                 197,521           $954                    (179)            198,296
                                          --------           ----                   -----            --------
                                           217,001            954                    (216)            217,739
Held to Maturity
Tax-exempt municipal bond                   14,817            ---                     ---              14,817
Revenue bond                                 1,400            ---                     ---               1,400
                                          --------                                  -----            --------
                                            16,217            ---                     ---              16,217
                                          --------           ----                   -----            --------
   Total                                  $233,218           $954                   $(216)           $233,956
                                          ========           ====                   =====            ========

4. Loans Receivable

The composition of the loan portfolio at June 30, 1999 and December 31, 1998 is as follows (In thousands):

                                        June 30, 1999         December 31, 1998
                                        -------------         -----------------
Real estate loans
Construction loans:
      Residential single family          $  101,394              $   81,584
      Commercial                             11,169                  19,129
      Land                                   39,781                  34,990
      Loans in process                      (61,772)                (46,001)
                                         ----------              ----------
         Construction loans, net             90,572                  89,702
   Permanent loans
      Residential single family             223,004                 189,182
      Multifamily                           378,779                 337,412
      Commercial                            261,336                 228,824
      Other                                     862                   1,320
                                         ----------              ----------
         Total real estate loans            954,553                 846,440
Consumer loans                              135,855                  96,115
Business and other loans                    100,869                  82,318
                                         ----------              ----------
         Total loans                      1,191,277               1,024,873
Premium (discount) on loans, net              7,301                   5,320
Deferred loan fees, net                      (5,483)                 (5,013)
Allowance for losses on loans                (8,089)                 (6,909)
                                         ----------              ----------
                                         $1,185,006              $1,018,271
                                         ==========              ==========

Activity in the allowance for losses on loans for the periods ended June 30, 1999 and 1998 is as follows (In thousands):

                                                Six Months Ended June 30,
                                             1999                     1998
                                             ----                     ----
Balance at the beginning of the period      $ 6,909                  $5,622
Provision for loan losses                     2,250                   1,360
Net charge-offs                              (1,070)                   (466)
                                            -------                  ------
Balance at end of period                    $ 8,089                  $6,516
                                            =======                  ======

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at June 30, 1999 and December 31, 1998 is as follows (In thousands):

                                                 June 30,           December 31,
                                                   1999                1998
                                                  ------              -------
Balance of impaired loans                         $4,066              $10,142
Less portion for which no allowance
  for losses on loans is allocated                 3,062                9,002
                                                  ------              -------
Portion of impaired loans for which
  an allowance for loan losses is allocated       $1,004              $ 1,140
                                                  ======              =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance          $  957              $ 1,012
                                                  ======              =======


                                                 June 30,             June 30,
                                                   1999                1998
                                                  ------              -------
Average investment in impaired loans
  during the period                               $8,431               $9,459
                                                  ======               ======
Interest income recognized during
  Impairment                                      $  163               $   64
                                                  ======               ======
Interest income recognized on a
  Cash basis during the period                    $  163               $   64
                                                  ======               ======

5. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 1999 and December 31, 1998 are summarized as follows (In thousands):

                                               June 30,            December 31,
                                                 1999                  1998
                                                ------              ----------
Mortgage loan portfolios serviced for:
  FreddieMac                                  $  785,655            $  794,286
  FannieMae                                      621,763               587,476
  Other                                          165,907               114,585
                                              ----------            ----------
    Total loans serviced for others           $1,573,325            $1,496,347
                                              ==========            ==========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $26,704,000 and $28,066,000 at June 30, 1999 and December 31, 1998, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the six-month period ended June 30, 1999 and 1998 (In thousands):

                                                                                Six Months Ended June 30,
                                                                              1999                     1998
                                                                          ------------              ------------
Balance at the beginning of the period                                       $13,412                   $ 9,224
Acquired or originated                                                         3,532                     1,840
Amortization                                                                  (1,424)                   (1,253)
                                                                             -------                   -------
Balance at the end of the period                                             $15,520                   $ 9,811
                                                                             =======                   =======


6. Deposits

Deposits consist of the following (In thousands):

                                                                            June 30,                December 31,
                                                                              1999                      1998
                                                                          ------------           -----------------
Noninterest-bearing checking accounts                                     $   61,724                $   63,717

Interest-bearing checking accounts                                            54,141                    54,159
Passbook savings and statement savings                                       233,229                   212,710
Certificates of deposit                                                      823,329                   720,771
                                                                          ----------                ----------
  Total interest-bearing deposits                                          1,110,699                   987,640
                                                                          ----------                ----------
                                                                          $1,172,423                $1,051,357
                                                                          ==========                ==========

At June 30, 1999, scheduled maturities of certificates of deposit are as follows (In thousands):

             Year                           Weighted Average
            Ended             Amount         Interest Rate
         -----------       ----------       ----------------
             1999           $359,481              5.31%
             2000            381,784              5.50
             2001             59,853              5.58
             2002              3,946              5.75
             2003              7,592              5.98
          Thereafter          10,673              5.54
                            --------
                            $823,329              5.43
                            ========

7. Borrowings

Borrowings consisted of the following at June 30, 1999 and December 31, 1998 (In thousands):

                                                                       June 30,                 December 31,
                                                                         1999                       1998
                                                                       --------                 ------------
Federal Home Loan Bank Advances (5.5% and 5.4% at
  June 30, 1999 and December 31, 1998, respectively)                   $140,201                  $111,236

Reverse repurchase agreements (5.6% at both June 30,
  1999 and December 31, 1998)                                            80,246                    82,250

Commercial bank line of credit (7.4 % and 7.7% at
  June 30, 1999 and December 31, 1998, respectively)                     12,000                     8,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                    14,000                    14,000
                                                                       --------                  --------
                                                                       $246,447                  $215,486
                                                                       ========                  ========

At June 30, 1999, scheduled payments on borrowings are as follows (In thousands):

             Year                           Weighted Average
            Ended             Amount         Interest Rate
         -----------       ----------       ----------------
            1999            $ 79,696              5.65%
            2000              23,000              5.33
            2001               3,000              6.15
            2002              62,250              5.81
            2003              50,000              5.42
         Thereafter           28,501              7.45
                            --------
           Total            $246,447              5.83
                            ========

Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock, residential first mortgage loans with an aggregate carrying value of approximately $221,000,000 and $184,000,000 at June 30, 1999 and December 31,
1998, respectively and mortgage backed securities with a carrying value of $9.6 million at June 30, 1999.

The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000, which is also the balance at June 30, 1999. The line matures annually on May 30. During the second quarter, by mutual agreement, the line was extended to May 31, 2000. All other terms remain unchanged. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount at least equal to 200% of any outstanding balance.

Interest on borrowings capitalized as part of the cost associated with the construction of the new corporate headquarters totalled $15,000 for the three and six months ended June 30, 1999.

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

As of June 30, 1999, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $66,474,000 and $83,419,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 5.875% to 16% and commitment periods up to one year.

At December 31, 1998, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires. At June 30, 1999, there were no loans held for sale in connection with outstanding purchase options.

9. Securities Issued

On May 14, 1999, the Corporation issued 1,600,000 shares ($10 liquidation amount per security), of 9.50% cumulative trust preferred securities (the "Trust Preferred") through a newly formed, wholly-owned subsidiary, Metropolitan Capital Trust II (the "Trust Issuer") and 300,000 shares of Metropolitan Financial Corp. common stock. The Trust Issuer invested the total proceeds from the sale of the Trust Preferred in the 9.50% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Corporation which mature on June 30, 2029. The Corporation used the net proceeds from the sale of the Junior Subordinated Debentures and the common stock to repay the $12.0 million outstanding balance on the commercial bank line of credit and for a $5 million capital contribution to the Bank to support growth. The remainder is available for working capital at the Corporation. The Trust Preferred securities are listed on the NASDAQ Stock Market's National Market under the symbol "METFO."

The Corporation also issued trust preferred securities in 1998 through its subsidiary, Metropolitan Capital Trust I. A description of the trust preferred securities currently outstanding is presented below:

          Issuing                  Date of       Shares    Interest     Maturity             Principal Amount
           Entity                  Issuance      Issued      Rate         Date       June 30, 1999  December 31, 1998
-----------------------------   --------------  ---------  ---------  -------------  -------------  -----------------
Metropolitan Capital Trust I    April 27, 1998  2,775,000    8.60%    June 30, 2028    $27,750,000      $27,750,000
Metropolitan Capital Trust II   May 11, 1999    1,600,000    9.50%    June 30, 2029     16,000,000              ---
                                                                                       -----------      -----------
                                                                                       $43,750,000      $27,750,000
                                                                                       ===========      ===========

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

Operating results and other financial data for the current and preceding year are as follows (in thousands):

As of or for the six months ended June 30, 1999

                                                   Retail and
                                                   Commercial  Mortgage    Parent
                                                    Banking    Banking   and Other     Total
                                                   ----------  --------  ----------  ----------
Operating results:
Net interest income                                  $ 12,515  $  3,245    $ 2,863   $   18,623
Provision for losses on loans                           2,038       212                   2,250
                                                     --------  --------    -------   ----------
Net interest income after
  provision for loan losses                            10,477     3,033      2,863       16,373
Noninterest income                                      2,337     1,380        (29)       3,688
Direct noninterest expense                              7,533     2,869        341       10,743
Allocation of overhead                                  3,213     1,510                   4,723
                                                     --------  --------    -------   ----------
Net income before income taxes                       $  2,068  $     34    $ 2,493   $    4,595
                                                     ========  ========    =======   ==========

                                                   Retail and
                                                   Commercial  Mortgage   Parent
                                                    Banking    Banking   and Other     Total
                                                   ----------  --------  ---------   ----------
Financial data:
Segment assets                                     $1,085,725  $336,534   $106,328   $1,528,587
Depreciation and amortization                             852     1,342        202        2,396
Expenditures for additions
  to premises and equipment                             4,387     1,901                   6,288

     As of or for the six months ended June 30, 1998

                                                   Retail and
                                                   Commercial  Mortgage    Parent
                                                    Banking    Banking    and Other     Total
                                                   ----------  --------   ---------   ----------
Operating results:
Net interest income                                  $ 10,101  $  3,308    $  1,778   $   15,187
Provision for losses on loans                           1,284        76                    1,360
                                                     --------  --------    --------   ----------
Net interest income after
  provision for loan losses                             8,817     3,232       1,778       13,827
Noninterest income                                      1,705     1,784          53        3,542
Direct noninterest expense                              6,100     2,299         219        8,618
Allocation of overhead                                  2,110     1,018                    3,128
                                                     --------  --------    --------   ----------
Net income before income taxes
  and extraordinary item                             $  2,312  $  1,699    $  1,612   $    5,623
                                                     ========  ========    ========   ==========
Financial data:
Segment assets                                       $681,241  $276,181    $101,465   $1,058,887
Depreciation and amortization                             805     1,229         168        2,202
Expenditures for additions
  to premises and equipment                             4,196       382                    4,578

The financial information provided for each major operating segment has been derived from the internal profitability system used to monitor and manage financial performance and allocate resources. The internal profitability system has been in place for only the two latest years; prior to the adoption of the internal profitability system, the Company operated as one segment.

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

11. Extraordinary Item

In the second quarter, 1998, earnings were affected by an extraordinary expense of ($245,000), net of tax, or ($0.03) per common share, pertaining to the Corporation's early retirement of $4.9 million of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement. The retirement of the 10% Subordinated Notes was funded during the quarter through the issuance of the 8.60% Guaranteed Preferred Beneficial Interests in the Junior Subordinated Debentures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                          Three months ended June 30,                Six months ended June 30,
                                                           1999                 1998                  1999               1998
                                                           ----                 ----                  ----               ----
Income before extraordinary item (in thousands)            $1,504              $1,551                $2,942            $3,538
Net income (in thousands)                                  $1,504              $1,306                $2,942            $3,293
Basic earnings per share before
   extraordinary item (1)                                  $ 0.19              $ 0.20                $ 0.37            $ 0.46
Diluted earnings per share before
   extraordinary item (1)                                  $ 0.19              $ 0.20                $ 0.37            $ 0.45
Basic and diluted earnings per share (1)                   $ 0.19              $ 0.17                $ 0.37            $ 0.42
Return on average assets                                     0.41%               0.52%                 0.41%             0.68%
Return on average equity                                    13.51%              13.43%                13.46%            17.26%
Noninterest expense to average assets                        2.15%               2.47%                 2.16%             2.41%
Efficiency ratio                                            66.17%              63.89%                68.73%            62.14%
Net interest margin                                          2.76%               3.23%                 2.74%             3.31%

(1) Per share data has been restated for a 10% stock dividend completed in December, 1998 and the 1999 amounts include the effect of the issuance of 300,000 additional shares on May 14, 1999.

                                                         June 30,                   December 31,                   June 30,
                                                          1999                         1998                         1998
                                                          ----                         ----                         ----
Total assets (in thousands)                             $1,528,587                 $1,363,434                  $1,058,887
Shareholders' equity (in thousands)                         45,854                     42,645                      39,543
Shareholders' equity to total assets                          3.00%                      3.13%                       3.73%
Shares outstanding                                       8,056,393                  7,756,393                   7,756,393
Book value per share                                        $ 5.69                    $  5.50                     $  5.10
Tangible book value per share                               $ 5.37                    $  5.14                     $  4.72
Market value of common stock                                $ 7.63                    $ 10.50                     $ 13.53
Nonperforming assets to total assets (2)                      1.31%                      1.34%                       1.45%
Allowance for losses on loans to total loans (2)              0.67%                      0.66%                       0.77%
Net charge-offs to average loans                              0.19%                      0.16%                       0.12%

(2) Ratios are based on period end balances.

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, gains or losses on the sales of loans and securities and loan option income. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

Average Balances and Yields. The following tables present the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans are considered in average loan balances. The average balances of mortgage-backed securities and securities are presented at historical cost.

                                                     Three Months Ended June 30,
                                        ----------------------------------------------------------
                                                    1999                           1998
                                        ----------------------------  ----------------------------
                                                        (Dollars in thousands)
                                        Average                           Average
                                        Balance    Interest      Rate     Balance    Interest  Rate
                                        -------    --------      ----     -------    --------  ----
Interest-earning assets:
Loans receivable                      $1,142,360    $23,175      8.11% $  785,379     $17,298  8.81%
Mortgage-backed securities               184,395      3,157      6.85     113,029       2,242  7.93
Other                                     67,271      1,042      6.20      47,478         761  6.41
                                      ----------    -------             ----------    -------
Total interest-earning assets          1,394,026     27,374      7.85     945,886      20,301  8.58
                                                    -------                           -------
Nonearning assets                         78,322                           55,344
                                      ----------                       ----------
Total assets                          $1,472,348                       $1,001,230
                                      ==========                       ==========

Interest-bearing liabilities:
Deposits                              $1,100,052     13,958      5.09  $  749,246      10,159  5.44
Borrowings                               202,317      2,970      5.89     133,737       2,099  6.30
Junior Subordinated Debentures            36,180        813      8.99      18,808         412  8.76
                                      ----------    -------            ----------     -------
Total interest-bearing liabilities     1,338,549     17,741      5.32     901,791      12,670  5.63
                                                    -------      ----                 -------  ----
Noninterest-bearing liabilities           89,291                           60,539
Shareholders' equity                      44,508                           38,900
                                      ----------                       ----------
Total liabilities and
  shareholders' equity                $1,472,348                       $1,001,230
                                      ==========                       ==========
Net interest income before
  capitalized interest                                9,633                             7,631
                                                    -------                           -------
Interest rate spread                                             2.53%                         2.95%
                                                                 ====                          ====
Net interest margin                                              2.76%                         3.23%
Interest expense capitalized                             15                               ---
                                                    -------                           -------
Net interest income                                 $ 9,648                           $ 7,631
                                                    =======                           =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                             104.14%                          104.89%

                                                     Six Months Ended June 30,
                                        -----------------------------------------------------
                                                   1999                        1998
                                        -------------------------   -------------------------
                                                        (Dollars in thousands)
                                        Average                      Average
                                        Balance   Interest   Rate   Balance    Interest  Rate
                                        -------   --------   ----   -------    --------  ----
Interest-earning assets:
Loans receivable                      $1,105,853   $44,862   8.11%  $756,374    $33,497  8.86%
Mortgage-backed securities               187,104     6,449   6.89    123,138      4,733  7.69
Other                                     63,276     1,957   6.19     37,918      1,284  6.77
                                      ----------   -------          --------    -------
Total interest-earning assets          1,356,233    53,268   7.86    917,430     39,514  8.61
                                                   -------                      -------
Nonearning assets                         75,120                      57,527
                                      ----------                    --------
Total assets                          $1,431,353                    $974,957
                                      ==========                    ========

Interest-bearing liabilities:
Deposits                              $1,064,897    27,132  5.14    $734,404     19,770  5.43
Borrowings                               207,178     6,106  5.94     130,457      4,145  6.41
Junior Subordinated Debentures            31,965     1,422  8.90       9,410        412  8.76
                                      ----------   -------          --------    -------
Total interest-bearing liabilities     1,304,040    34,660  5.36     873,441     24,327  5.61
                                                   -------  ----                -------  ----
Noninterest-bearing liabilities           83,426                      63,362
Shareholders' equity                      43,887                      38,154
                                      ----------                    --------
Total liabilities and
  shareholders' equity                $1,431,353                    $974,957
                                      ==========                    ========
Net interest income before
  capitalized interest                              18,608                       15,187
                                                   -------                      -------
Interest rate spread                                        2.50%                        3.00%
                                                           ======                        =====
Net interest margin                                         2.74%                        3.31%
Interest expense capitalized                            15                          ---
                                                   -------                      -------
Net interest income                                $18,623                      $15,187
                                                   =======                      =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                             104.00%                     105.04%


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

                                                                                          Three Months ended June 30,
                                                                                                1999 vs. 1998
                                                                                             Increase  (Decrease)
                                                                                   -----------------------------------------
                                                                                                     Change        Change
                                                                               Total                  Due to       Due to
                                                                              Change                  Volume        Rate
                                                                             --------               ---------     --------
                                                                                                  (In thousands)
Interest income on:
  Loans receivable                                                            $5,877                  $7,112        $(1,235)
  Mortgage-backed securities                                                     915                   1,168           (253)
  Other                                                                          281                     306            (25)
                                                                              ------                  ------        -------
   Total interest income                                                       7,073                  $8,586         (1,513)
                                                                              ------                  ======        =======
Interest expense on:
  Deposits                                                                     3,799                  $4,757        $  (958)
  Borrowings                                                                     871                   1,076           (205)
  Junior Subordinated Debentures                                                 401                     381             20
                                                                              ------                  ------        -------
   Total interest expense                                                      5,071                  $6,214        $(1,143)
                                                                              ------                  ======        =======
Increase in net interest income                                               $2,002
                                                                              ======

                                                                                             Six Months ended June 30,
                                                                                                  1999 vs. 1998
                                                                                               Increase  (Decrease)
                                                                                      --------------------------------------
                                                                                                     Change          Change
                                                                               Total                 Due to          Due to
                                                                               Change                Volume           Rate
                                                                             --------              --------          -------
                                                                                                 (In thousands)
Interest income on:
  Loans receivable                                                           $11,365                 $13,889         $(2,524)
  Mortgage-backed securities                                                   1,716                   2,142            (426)
  Other                                                                          673                     773            (100)
                                                                             -------                 -------         -------
   Total interest income                                                      13,754                 $16,804         $(3,050)
                                                                             -------                 =======         =======
Interest expense on:
  Deposits                                                                     7,362                 $ 8,356         $  (994)
  Borrowings                                                                   1,961                   2,246            (285)
  Junior Subordinated Debentures                                               1,010                   1,004               6
                                                                             -------                 -------         -------
   Total interest expense                                                     10,333                 $11,606         $(1,273)
                                                                             -------                 =======         =======
Increase in net interest income                                              $ 3,421
                                                                             =======

Results of Operations

Net Income. Net income for the second quarter, 1999 was $1.5 million as compared to net income of $1.3 million for the second quarter, 1998, an increase of 15.2%. Before the extraordinary item in the second quarter, 1998, net income was $1.6 million. Net interest income and noninterest income increased $2.0 million and $0.3 million, respectively, for the three months ended June 30, 1999 over the prior year period. The provision for loan losses increased $0.7 million from the same prior year period and noninterest expense increased $1.7 million to $7.9 million for the quarter from $6.2 million from the prior year quarter.

Net income for the six-month period ended June 30, 1999 was $2.9 million as compared to net income of $3.3 million for the first six months of 1998. Before the extraordinary item in 1998, net income for the first six months was $3.5 million. Net interest income and noninterest income increased $3.4 million and $0.1 million, respectively, for the six months ended June 30, 1999 over the prior year period. The provision for loan losses increased $0.9 million from the same prior year period and noninterest expense increased $3.8 million to $15.5 million for the six-month period ended June 30, 1999 from $11.7 million from the prior year period.

Year-to-date earnings in 1998 were affected by an extraordinary item of ($245,000) in the second quarter pertaining to the early retirement of $4.9 million of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement, net of income taxes.

Our net interest margin decreased forty-seven and fifty-seven basis points to 2.76% and 2.74% for the three and six-month periods ended June 30, 1999, respectively, as compared to 3.23% and 3.31% for the same periods in 1998. The decrease in net interest margin resulted primarily from the decreased yield on interest-earning assets.

Interest Income. Total interest income increased 34.8% in both the three and six-month periods ended June 30, 1999, respectively to $27.4 million and $53.3 million, as compared to $20.3 million and $39.5 million in the same periods in 1998. This increase primarily resulted from a 47.4% and 47.8% increase in average interest-earning assets in the three and six-month periods ended June 30, 1999 as compared to the prior year. Average earning assets increased as a result of our strategy of increasing assets as long as assets with acceptable portfolio characteristics are available. The increase in interest income attributable to the increase in the average balance of interest-earning assets was partially offset by the decline in the weighted average yield. The decline in the weighted average yield is due mostly to relative mix of interest-earning assets and the narrowing of spreads on nonresidential loans caused by competition from other lenders.

Interest Expense. Total interest expense increased 39.9% and 42.4% to $17.7 million and $34.6 million for the three and six-month periods ended June 30, 1999, respectively, as compared to $12.7 million and $24.3 million for the same periods in 1998. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding which was partially offset by a decreased cost of funds compared to the same periods in 1998. In accordance with our strategy to fund growth in assets primarily with deposits, the average balance of interest-bearing deposits increased 46.8% and 45.0% for the three and six-month periods ending June 30, 1999 as compared to the prior year periods. Due to a decrease in the market interest rates paid to increase deposit balances, our cost of funds decreased to 5.32% and 5.36% for the three and six-month periods ended June 30, 1999 as compared to the prior year periods.

Provision for Loan Losses. The provision for loan losses increased $0.7 million for the second quarter, 1999, and $0.9 million for the six-month period ended June 30, 1999 as compared to the same periods in 1998. Management increased the provision due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increase its amount of loans, and not as a response to any material change in the level of nonperforming loans or charge-offs. We expect to continue to increase the allowance for loans losses as the loan portfolio continues to increase and in response to changes in the portfolio mix. The allowance for losses on loans at June 30, 1999 was $8.1 million or 0.67% of total loans, as compared to $6.9 million, or 0.66% of total loans at December 31, 1998.

Noninterest Income. Total noninterest income increased 17.1% and 4.1% to $2.2 million and $3.7 million for the three and six-month periods ended June 30, 1999 as compared to $1.9 million and $3.5 million for the prior year periods.

Gain on sale of loans was $774,000 in the three-month period ended June 30, 1999, as compared to $767,000 during the same period in 1998. For the six-month period ended June 30, 1999, gain on sale of loans was $1.2 million as compared to $1.5 million for the prior year period. The primary reason for the decline in the first half of 1999 was a decline in the prices available in the market which was due to the slight rise in long term interest rates experienced in 1999 compared to the same period in 1998. The proceeds of residential loan sales in the first six months of 1999 were $73.5 million as compared to $113.6 million in the same period in 1998.

Net loan servicing income increased 53.6% to $367,000 in the three-month period ended June 30, 1999 as compared to the same period in 1998 and 46.3% to $701,000 for the six months ended June 30, 1999 as compared to the prior year period. The increase in loan servicing fees was a result of the strategy to increase fee income. The portfolio of loans serviced for others increased to $1.6 billion at June 30, 1999 as compared to $1.5 billion at December 31, 1998. Purchases of loan servicing rights and origination of loan servicing more than offset payoffs and the amortization of existing loans serviced. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $96,000 to $316,000 in the three-month period ended June 30, 1999 compared to the same period in 1998 and $158,000 to $588,000 for the six months ended June 30, 1999 as compared to the prior year periods. The primary reasons for the increase were the overall growth in deposit accounts and increases in deposit account prices for fees during the first half of 1999.

Loan option income was $168,000 in the three and six-month periods ended June 30, 1999 as compared to $257,000 and $277,000 in the three and six-month periods ending June 30, 1998. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee as income. Metropolitan has not purchased any of these loans in 1999.

There were no gains or losses on sale of securities in the first half of 1999 as compared to a loss of $29,000 and a gain of $38,000 for the three and six-month periods ended June 30, 1998. The loss in the second quarter, 1998 was a result of the sale of a Collateralized Mortgage Obligation ("CMO"). The net gain in the first half of 1998 was the result of the sale of securities originally purchased to satisfy regulatory liquidity requirements which were no longer necessary for that purpose due to revisions to those requirements.

Other noninterest income increased $155,000 and $264,000 in the three and six-month periods ended June 30, 1999 compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business and increased rental income in the first six months of 1999.

Noninterest Expense. Total noninterest expense increased to $7.9 million and $15.5 million in the three and six-month periods ended June 30, 1999 as compared to $6.2 million and $11.7 million for the same periods in 1998.

Personnel related expenses increased $1.0 million and $2.1 million in the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998. These increases were primarily a result of increased staffing levels to support expanded activities such as trust services, new retail sales offices locations, and new mortgage origination offices.

Occupancy costs increased $322,000 and $568,000 in the three and six-month periods ended June 30, 1999, over the same periods in 1998. This increase was generally the result of two additional full service retail sales offices and three mortgage origination offices. As part of the plan to expand mortgage banking operations, residential loan production offices were opened in the Akron and Canton areas and a residential construction office was opened in the Columbus market. We expect to continue to open additional loan production and retail sales offices.

Data processing expense increased $219,000 and $341,000 in the three and six-month periods ended June 30, 1999 as compared to the same periods in 1998. This increase was the result of expenses incurred for consulting services and Year 2000 testing, and data processing costs related to new retail sales and mortgage origination offices.

State franchise taxes increased $92,000 and $185,000 in the three and six-month periods ended June 30, 1999, over the same periods in 1998. The primary reason for this increase is the increase in capital at the Bank, which is the basis for the tax.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $154,000 and $514,000 for the three and six-month periods ended June 30, 1999 as compared to the same periods in 1998. These increases were generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

Provision for Income Taxes. The provision for income taxes decreased $49,000 and $432,000 for the three and six-month periods ended June 30, 1999 as compared to the same periods in 1998. The primary reason for the decrease in the provision was the decreased level of taxable income over the prior year. The effective tax rates were 36.1% and 36.0% for the three and six-month periods ended June 30, 1999 as compared to 36.7% and 37.1% for the same periods in 1998.

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

The table below provides information concerning Metropolitan's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                                June 30,                       December 31,
                                                                  1999                             1998
                                                                --------                       ------------
                                                                      (Dollars in thousands)
Nonaccrual loans                                                 $ 9,676                           $12,231
Loans past due greater than
  90 days or impaired, still accruing                                441                               460
                                                                 -------                           -------
Total nonperforming loans                                         10,117                            12,691
Real estate owned                                                  9,958                             5,534
                                                                 -------                           -------
Total nonperforming assets                                       $20,075                           $18,225
                                                                 =======                           =======
Allowance for losses on loans                                    $ 8,089                           $ 6,909
                                                                 =======                           =======

Nonperforming loans to total loans                                  0.85%                             1.23%
Nonperforming assets to total assets                                1.31%                             1.34%
Net charge-offs to average loans                                    0.19%(1)                          0.16%(1)
Provision for loan losses to
   average loans                                                    0.41%(1)                          0.31%(1)
Allowance for losses on loans to
   total nonperforming loans at
   end of period                                                   79.95%                            54.44%
Allowance for losses on loans to
   Total loans at end of period                                     0.67%                             0.66%

(1) Annualized for comparative purposes.

Nonperforming assets at June 30, 1999 increased $1.9 million to $20.1 million as compared to $18.2 million at December 31, 1998. The increase in nonperforming assets was consistent with growth in the various loan categories. This increase was spread among the loan categories, with the greatest increase being experienced in consumer loans. The decrease in nonaccrual loans and related increase in real estate owned was the result of the transfer of a $4.0 million loan for a waterpark in Southern California to real estate owned during the second quarter of 1999.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $5.6 million of loans in this category at June 30, 1999, an increase of $2.5 million from December 31, 1998. Management believes the Bank is well secured against loss.

Financial Condition

Total assets amounted to $1.53 billion at June 30, 1999, as compared to $1.36 billion at December 31, 1998, an increase of $165.2 million, or 12.1%. The increase in assets was concentrated in loans and was funded primarily with deposit growth of $121.1 million, increased borrowings of $31.0 million, and the Trust Preferred of $16.0 million.

Securities available for sale increased $17.8 million to $37.2 million at June 30, 1999 compared to $19.4 million at December 31, 1998. The increase was primarily due to the purchase of a $10.0 million FreddieMac Note and a $10.0 million FannieMae medium term note in the first quarter to meet regulatory liquidity requirements.

Loans receivable, including loans held for sale, increased $158.3 million, or 15.3%, to $1.2 billion at June 30, 1999 from $1.0 billion at December 31, 1998. This increase was primarily due to increases in residential single family loans of $33.8 million, multifamily loans of $41.4 million, and consumer loans of $39.7 million. These increases resulted from increases in the demand for adjustable rate loans as rates have risen during the first two quarters of 1999.

Real estate owned, net increased to $10.0 million at June 30, 1999, an increase of $4.4 million from December 31, 1998. This increase was primarily the result of the transfer of a $4.0 million loan to real estate owned from loans in the second quarter. This loan is secured by a waterpark in Southern California.

Premises and equipment, net increased $4.9 million to $24.0 million at June 30, 1999. This increase was the result of the acquisition of land to be used for the new corporate headquarters, architectural costs associated with the design of the new headquarters, the purchase of computer equipment to accommodate continued growth, and office expansion. The new corporate headquarters is expected to be completed in the fourth quarter, 2000.

Other assets include an investment in a limited partnership which services residential real estate loans. The loans in the partnership's servicing portfolio prepaid more quickly than anticipated in 1998 due to the lower level of long-term interest rates. The general partner of the limited partnership advised the Bank that, as a result of this prepayment activity and to comply with certain debt covenants financing the partnership, it restructured the underlying portfolio in April of 1999. As a result of these events, the Bank's investment has been permanently impaired and a writedown of $120,000 was taken during the period ended June 30, 1999. The Bank continues to monitor its investment in this asset, however there can be no guarantee that the remaining value of $880,000 can be fully realized.

Total deposits were $1.2 billion at June 30, 1999, an increase of $121.1 million, or 11.5%, over the balance of $1.10 billion at December 31, 1998. Of this increase, $51.0 million was attributable to a greater balance of out-of-state time deposits. The increase resulted from management's marketing efforts, continued growth at newer retail sales offices, increased custodial checking balances, and payment of competitive rates to increase certificate of deposit balances.

Borrowings increased $31.0 million, or 14.4%, from December 31, 1998 to June 30, 1999. The increase was the result of increases in FHLB advances which were utilized in addition to deposits to fund the asset growth discussed above.

In addition, Trust Preferred securities increased $16.0 million in the second quarter, 1999. Metropolitan used the net proceeds from the Trust Preferred offering to repay the $12.0 million outstanding balance on the commercial bank line of credit and for a $5.0 million capital contribution to the Bank to support growth. The remainder is available for working capital at the Corporation.

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

The Corporation's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At June 30, 1999, the Corporation, excluding the Bank, had cash and readily convertible investments of $10.7 million.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for June, 1999 was 4.15%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At June 30, 1999, $151.3 million, or 12.9%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, we consider the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At June 30, 1999, approximately $217.3 million, or 18.5% of our accounts were held by these individuals and entities. If we were unable to replace these deposits upon maturity, there could be an adverse effect on our liquidity. We monitor maturities to attempt to minimize any potential adverse effect on liquidity.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $143 million at June 30, 1999, of which $140 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of approximately $80 million at June 30, 1999, which utilized substantially all of the Bank's eligible collateral.

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

The Bank's regulatory capital ratios at June 30, 1999 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                 Tangible Capital    Core Capital   Risk-based Capital
                ------------------  --------------  ------------------
                                 (Dollars in thousands)
Capital amount
Actual          $102,565  6.71%     $102,677  6.72%  $107,980  8.51%
Required          22,922  1.50        61,128  4.00    101,536  8.00
                --------  ----      --------  ----   --------  ----
Excess          $ 79,643  5.21%     $ 41,549  2.72%  $  6,444  0.51%
                ========  ====      ========  ====   ========  ====

The Bank is also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991. The additional capital adequacy ratio imposed on the Bank in this evaluation is the Tier 1 risk-based capital ratio which at June 30, 1999 was 8.09%, compared to the required ratio of 4%.

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

We have completed the assessment, planning, and remediation phases of our year 2000 program. We have also completed the testing of our internal equipment and software. We expect to retest our equipment and software during the remainder of 1999. As part of our year 2000 program, we have fully upgraded and tested our computer systems which service the majority of our customers accounts. As a result of these upgrades, we believe that these systems are year 2000 ready. We have completed our testing and remediation of our interface systems with third parties. We believe that all of these internal components will be adequate to provide quality service to our customers without interruption by January 1, 2000. We continue to test our non-critical systems and expect to retest our interface systems with third parties during the remainder of 1999.

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

We have developed a contingency plan that focuses on reducing any disruption that might be created by third parties with whom we do business being year 2000 noncompliant. We have also created a task force to document and test a business resumption plan. This plan was in place and tested by June 30, 1999. We expect to continue testing this plan throughout the remainder of 1999.

We believe that our worst case scenario involves the inability of electric utility companies to service our various offices due to year 2000 problems. If the electric utility companies cannot provide power to a significant number of our offices, our business and operations could be materially disrupted.

In management's opinion, any incremental costs or potential loss of revenues would not have a material impact on our financial condition, operations, or cash flows. To date, we have spent $54,000 for incremental services directly related to ensuring year 2000 readiness. In addition, we have spent $206,000 to upgrade computer hardware and software which was necessary to ensure year 2000 readiness. We do not expect future expenditures to upgrade computer hardware and software to be material.

Recent Accounting Developments

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standard No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement was to be effective for all fiscal years beginning after June 15, 1999. The adoption date of Statement No. 133 was subsequently deferred by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Under Statement No. 137 issued in June of 1999, the effective date was delayed to all fiscal quarters beginning after June 15, 2000.

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

We manage interest rate risk in a number of ways. Some of the tools used to monitor and quantify interest rate risk include:

   .  annual budgeting process;

   .  quarterly review of certificate of deposit maturities by day;

   .  monthly forecast of balance sheet activity;

   .  monthly review of listing of liability rates and maturities by month;

   . monthly shock report of effect of sudden interest rate changes on net interest income;

   . monthly shock report of effect of sudden interest rate changes on net value of portfolio equity; and

   . monthly analysis of rate and volume changes in historic net interest income.

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

Like many financial institutions, we have exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1998 and the most recent quarter.

                                      Expected change in
                                      net interest income
                                      -------------------
Change in Interest Rate       June 30, 1999      December 31, 1998
-------------------------  -------------------   -----------------

         +2%                     -21.9%               -19.1%
         +1%                     -10.9%               - 9.6%
         -1%                     + 9.7%               + 8.8%
         -2%                     +19.5%               +17.7%

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a significant short-term exposure to rising rates and that the exposure increased modestly during the first six months of 1999. The increased sensitivity is largely due to the higher overall level of interest rates at June 30, 1999 as compared to December 31, 1998.

Another quantitative measure of interest rate risk is net portfolio value ("NPV"), the net present value of existing assets, liabilities, and off-balance sheet contracts, resulting from various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk. The following table shows the net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1998 and the most recent quarter.

                                      Net portfolio value
                                      --------------------
Change in Interest Rate       June 30, 1999      December 31, 1998
-------------------------  --------------------  ------------------

          +2%                      4.2%                 4.6%
          +1%                      5.4%                 5.9%
          -1%                      8.3%                 8.8%
          -2%                     10.1%                10.6%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that long-term interest rate risk has declined modestly over the first six months of 1999.

Our strategies to limit interest rate risk from rising interest rates are as follows:

   .   originate one- to four-family adjustable rate loans for the portfolio;

   .   originate one- to four-family fixed rate loans for sale;

   .   originate the majority of business loans to float with prime rates;

   .   increase core deposits which have low interest rate sensitivity;

   .   increase certificates of deposit with maturities over one year;

   .   borrow funds with maturities greater than a year; and

   . increase the volume of loans serviced since they rise in value as rates rise.

We also follow strategies that increase interest rate risk in limited ways including:

   . originating and purchasing fixed rate multifamily and commercial real estate loans limited to ten year maturities; and

   . originating and purchasing fixed rate consumer loans with terms from two to fifteen years.

We feel that the current level of interest rate risk is acceptable for several reasons. The risk is weighted toward the long-term where changes in assets and liabilities can be made if rates do rise. We have a history of growth of 20% to 30% in assets over the past five years. As long as growth can be maintained at 20% per year interest rate risk can be rapidly diluted by growth in short term and adjustable rate assets funded by long term liabilities. If we grow at a rate significantly lower than 20%, we could still decrease interest rate risk by taking actions such as selling fixed rate assets and investing in short-term assets or assets with short repricing periods. However, this could result in losses on the sale of assets or a decrease in the yield on assets. We feel that the likelihood of large increases in market rates is low at this time. An analysis of the average quarterly change in the Treasury yield curve from 1988 to 1997 indicates that a parallel curve shift of 1.5% or more is an event that has less than a 0.1% chance of occurrence. In addition, the asset and liability committee has developed strategies designed to reduce our exposure to rising interest rates. Management anticipates that the current level of interest rate risk will decline modestly during the second half of 1999.

We are also aware that any method of measuring interest rate risk including the two used above has certain shortcomings. For example, certain assets and liabilities may have similar maturities or repricing dates but their repricing rates may not follow the general trend in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates while rates on other assets and liabilities may lag market rates. In addition, any projection of a change in market rates requires that prepayment rates on loans and early withdrawal of certificates of deposits be projected and those projections be inaccurate. We focus on the change in net interest income and the net portfolio value as a result of immediate and sustained parallel shifts in interest rates as a balanced approach to monitoring interest rate risk when used with budgeting and the other tools noted above.

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1% of assets and half of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Metropolitan Financial Corp. was held on April 27, 1999, at 9:00 a.m. ("the Annual Meeting") at 6001 Landerhaven Drive, Mayfield Heights, Ohio.

At the Annual Meeting, the shareholders of Metropolitan considered and voted upon proposals to (i) elect Malvin E. Bank, Robert M. Kaye, David G. Lodge, and David P. Miller as directors of Metropolitan to serve for the term expiring at the Annual Meeting of Shareholders to be held in the year 2002, and (ii) ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 1999. The shares represented at the Annual Meeting in person or by proxy were voted as follows with respect to each of the proposals:

Proposal #1                                             For     Against  Abstain  Non-votes
                                                     ---------  -------  -------  ---------
Election of Directors
   Malvin E. Bank                                    7,400,159   22,110      ---    334,124
   Robert M. Kaye                                    7,397,493   24,776      ---    334,124
   David G. Lodge                                    7,411,929   10,340      ---    334,124
   David P. Miller                                   7,412,259   10,010      ---    334,124

Proposal #2                                             For     Against  Abstain  Non-votes
                                                     ---------   ------  -------    -------
   Ratification of appointment of Crowe,
   Chizek and Company LLP                            7,330,299   90,980      990    334,124

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

         4.1 Indenture of the Corporation relating to the Junior Subordinated Debentures dated May 14, 1999 (Incorporated by reference from Form S-1, dated May 11, 1999).

         4.2 Amended and Restated Trust Agreement of Metropolitan Capital Trust I dated May 14, 1999 (Incorporated by reference from Form S-1, dated May 11, 1999).

         4.3 Guarantee of the Corporation relating to the Trust Preferred Securities dated May 14, 1999 (Incorporated by reference from Form S-1, dated May 11, 1999).

         4.4        Agreement as to Expenses and Liabilities dated May 14,
                    1999 (Incorporated by Reference from Form S-1, dated May 11,
                    1999).

        10.1 The Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of May 28, 1999 (incorporated herein by reference to Exhibit 99.1 To the Corporation's Form 10-Q filed May 14, 1998)

          27        Financial Data Schedule(1)

         (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

         b. Reports on Form 8-K No reports on Form 8-K were filed by Metropolitan during the First six months of 1999.

                         METROPOLITAN FINANCIAL CORP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METROPOLITAN FINANCIAL CORP.


                                       By:     /s/ David G. Lodge
                                          ------------------------------------
                                          David G. Lodge,
                                          President, Assistant Secretary and
                                          Assistant Treasurer,
                                          (principal financial
                                          and accounting officer)

                                          Date:  August 16, 1999