Form 10-Q
period 1999-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 1999-11-15
CIK 1003233

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10 - Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.
                               ------------------


Commission file number                         000-21553
                      ----------------------------------------------------------


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

As of November 12, 1999, there were 8,061,530 of the Registrant's Common shares issued and outstanding.

                         METROPOLITAN FINANCIAL CORP.

                                   Form 10-Q
                       Quarter ended September 30, 1999

                               TABLE OF CONTENTS
                               -----------------

PART I.    FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements:

  Consolidated Statements of Financial Condition (Unaudited)
  as of September 30, 1999 and December 31, 1998                         3

  Consolidated Statements of Operations (Unaudited) for the
  Three and nine months ended September 30, 1999 and 1998                4

  Condensed Consolidated Statements of Cash Flows (Unaudited)
  For the nine months ended September 30, 1999 and 1998                  5

  Consolidated Statement of Changes in Shareholders' Equity
  (Unaudited) for the nine months ended September 30, 1999               6

  Notes to Consolidated Financial Statements (Unaudited)               7-17

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                         18-33

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                           33-35

PART II.   OTHER INFORMATION                                          35-36

Item 6. Exhibits and Reports on Form 8-K                                36

SIGNATURES                                                              37

Item 1. FINANCIAL STATEMENTS
                         METROPOLITAN FINANCIAL CORP.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
                                (In thousands)


                                                                     September 30, 1999        December 31, 1998
                                                                     ------------------        -----------------
Assets
Cash and cash equivalents                                                  $ 25,675                 $ 29,086
Securities available for sale                                                35,818                   19,443
Securities held to maturity                                                  16,002                   16,217
Mortgage-backed securities                                                  180,441                  198,296
Loans held for sale                                                          28,926                   15,017
Loans receivable, net                                                     1,205,978                1,018,271
Federal Home Loan Bank stock, at cost                                         9,327                    6,054
Accrued interest receivable                                                  10,198                    8,678
Premises and equipment, net                                                  27,541                   19,114
Real estate owned, net                                                        9,992                    5,534
Intangible assets                                                             2,526                    2,724
Loan servicing rights                                                        15,623                   13,412
Prepaid expenses and other assets                                             8,450                   11,588
                                                                         ----------               ----------
     Total assets                                                        $1,576,497               $1,363,434
                                                                         ==========               ==========

Liabilities
Noninterest-bearing deposits                                               $ 61,928                 $ 63,717
Interest-bearing deposits                                                 1,127,078                  987,640
Borrowings                                                                  276,654                  215,486
Accrued interest payable                                                      4,336                    5,511
Other liabilities                                                            16,644                   20,686
                                                                         ----------               ----------
     Total liabilities                                                    1,486,640                1,293,040
                                                                         ----------               ----------

Guaranteed Preferred Beneficial Interests
  In the Corporation's Junior Subordinated
  Debentures                                                                 43,750                   27,750

Shareholders' Equity
Preferred shares, 10,000,000 shares authorized                                  ---                      ---
Common shares, no par value, authorized 10,000,000 shares, outstanding
  8,056,393 in 1999 and 7,756,393 in 1998                                       ---                      ---
Additional paid-in capital                                                   20,702                   18,505
Retained earnings                                                            27,476                   23,660
Accumulated other comprehensive income                                       (2,071)                     479
                                                                         ----------               ----------
  Total shareholders' equity                                                 46,107                   42,644
                                                                         ----------               ----------
    Total liabilities and shareholders' equity                           $1,576,497               $1,363,434
                                                                         ==========               ==========

See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in thousands, except per share data)

                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                              --------------------------------      -------------------------------
                                                                   1999             1998                1999            1998
                                                                   ----             ----                ----            ----
Interest income
  Interest and fees on loans                                     $24,877          $18,793             $69,739         $52,291
  Interest on mortgage-backed securities                           3,104            1,826               9,552           6,559
  Interest and dividends on other investments                      1,114              747               3,072           2,030
                                                                 -------          -------              ------         -------
    Total interest income                                         29,095           21,366              82,363          60,880
                                                                 -------          -------              ------         -------
Interest expense
  Interest on deposits                                            14,149           10,545              41,281          30,315
  Interest on borrowings                                           3,850            2,338               9,942           6,483
  Interest on Junior Subordinated Debentures                         998              608               2,419           1,020
                                                                 -------          -------              ------         -------
    Total interest expense                                        18,997           13,491              53,642          37,818
                                                                 -------          -------              ------         -------
Net interest income                                               10,098            7,875              28,721          23,062
Provision for loan losses                                          1,800              690               4,050           2,050
                                                                 -------          -------              ------         -------
Net interest income after provision for loan losses                8,298            7,185              24,671          21,012
                                                                 -------          -------              ------         -------
Noninterest income
  Gain on sale of loans, net                                         254              965               1,428           2,490
  Loan servicing income, net                                         278              125                 979             604
  Service charges on deposit accounts                                374              219                 963             649
  Loan option income                                                 ---              111                 168             388
  Loan credit discount income                                        ---              137                 ---             137
  Gain (loss) on sale of securities, net                             ---               32                 ---              70
  Other operating income                                             670              335               1,726           1,128
                                                                 -------          -------              ------         -------
    Total noninterest income                                       1,576            1,924               5,264           5,466
                                                                 -------          -------              ------         -------
Noninterest expense
  Salaries and related personnel costs                             4,598            3,573              12,783           9,691
  Occupancy and equipment expense                                  1,270              922               3,566           2,650
  Federal deposit insurance premiums                                 249              183                 682             511
  Data processing expense                                            310              152                 866             366
  Marketing expense                                                  178              253                 536             671
  State franchise taxes                                              248              156                 744             467
  Amortization of intangibles                                         66               66                 198             197
  Other operating expenses                                         1,601            1,260               4,612           3,758
                                                                 -------          -------              ------         -------
    Total noninterest expense                                      8,520            6,565              23,987          18,311
                                                                 -------          -------              ------         -------
Income before income taxes and extraordinary item                  1,354            2,544               5,948           8,167
Provision for income taxes                                           479              923               2,132           3,008
                                                                 -------          -------              ------         -------
Income before extraordinary item                                     875            1,621               3,816           5,159
Extraordinary item                                                   ---              ---                 ---             245
                                                                 -------          -------              ------         -------
Net Income                                                       $   875          $ 1,621              $3,816         $ 4,914
                                                                 =======          =======              ======         =======
Basic and diluted earnings per share                             $  0.11          $  0.21              $ 0.48         $  0.63
                                                                 =======          =======              ======         =======
Weighted average shares outstanding for basic
  earnings per share                                           8,056,393        7,756,393           7,913,536       7,756,393
Effect of dilutive options                                           ---           34,759                 ---         101,812
                                                               ---------        ---------           ---------       ---------
Weighted average shares outstanding for diluted
  earnings per share                                           8,056,393        7,791,152           7,913,536       7,858,205
                                                               =========        =========           =========       =========

See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
                                                                                            1999                       1998
                                                                                            ----                       ----
Cash flows from operating activities                                                     $ (26,635)                 $  (8,678)

Cash flows from investing activities
  Disbursement of loan proceeds                                                           (309,909)                  (274,055)
  Purchases of:
    Loans                                                                                 (139,218)                  (196,767)
    Mortgage-backed securities                                                             (20,081)                   (18,608)
    Securities available for sale                                                          (20,040)                   (20,554)
    Securities held to maturity                                                                ---                    (16,214)
    Mortgage loan servicing rights                                                          (2,764)                    (1,602)
    Premises and equipment                                                                 (10,440)                    (5,311)
    FHLB stock                                                                              (2,871)                       (27)
  Proceeds from maturities and repayments of:
    Loans                                                                                  227,065                    199,250
    Mortgage-backed securities                                                              36,828                     42,054
    Securities held to maturity                                                                220                      4,740
  Proceeds from sale of:
    Loans                                                                                   48,380                     15,927
    Mortgage-backed securities                                                                 ---                     43,211
    Securities available for sale                                                              ---                     10,975
    Premises, equipment, and real estate owned                                                 ---                      1,163
                                                                                         ---------                 ----------
      Net cash used for investing activities                                              (192,830)                  (215,818)
                                                                                         ---------                 ----------

Cash flows from financing activities
  Net change in deposit accounts                                                           137,615                    148,171
  Proceeds from borrowings                                                                  93,723                    189,250
  Repayment of borrowings                                                                  (54,154)                  (141,370)
  Net activity on lines of credit                                                           21,600                     13,500
  Proceeds from issuance of common stock                                                     2,197                        ---
  Proceeds from issuance of Guaranteed Preferred Beneficial
    Interests in the Corporation's Junior Subordinated Debentures                           15,073                     27,750
                                                                                         ---------                 ----------
    Net cash provided by financing activities                                              216,054                    237,301
                                                                                         ---------                 ----------

Net change in cash and cash equivalents                                                     (3,411)                    12,805
Cash and cash equivalents at beginning of period                                            29,086                     22,511
                                                                                         ---------                 ----------
Cash and cash equivalents at end of period                                               $  25,675                 $   35,316
                                                                                         =========                 ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                             $  54,817                 $   37,518
    Income taxes                                                                             1,112                      2,895
Transfer from loans receivable to real estate owned                                          4,458                        ---

See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                (In thousands)



                                                                                              Accumulated
                                                            Additional                           Other             Total
                                             Common           Paid-in          Retained      Comprehensive      Shareholders'
                                             Shares           Capital          Earnings          Income            Equity
                                             ------         ----------         --------      -------------      -------------

Balance December 31, 1998                    $ ---           $18,505           $23,660             $479            $42,644
Comprehensive income:
   Net income                                  ---               ---             3,816              ---              3,816
   Change in unrealized gain on
     securities                                ---               ---               ---           (2,550)            (2,550)
                                                                                                                     -----
     Total comprehensive income                                  ---               ---              ---              1,266
                                                                                                                     -----
   Issuance of 300,000 common shares           ---             2,197               ---              ---              2,197
                                             -----------------------------------------------------------------------------
Balance September 30, 1999                   $ ---           $20,702           $27,476          $(2,071)           $46,107
                                             =============================================================================


See notes to consolidated financial statements.

                         METROPOLITAN FINANCIAL CORP.
            Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank & Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of
(a) the results of operations for the three and nine month periods ended September 30, 1999 and 1998; (b) the financial condition at September 30, 1999 and December 31, 1998; (c) the statement of cash flows for the nine month periods ended September 30, 1999 and 1998; and (d) the statement of changes in shareholders' equity for the nine month period ended September 30, 1999. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At September 30, 1999 and December 31, 1998, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

Allowance for Losses on Loans: The allowance for losses on loans is established by a provision for loan losses charged against income. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

Capitalized Interest: Interest expenses incurred to finance construction of buildings which take more than six months to build are capitalized as they are incurred. The amount of capitalized interest included as a portion of the historical cost of acquiring assets will be depreciated over the useful life of the asset.

New Accounting Pronouncements: In quarters beginning after June 30, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

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

3. Securities

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 1999 and December 31, 1998 are as follows (In thousands):

                                                                           September 30, 1999
                                          -------------------------------------------------------------------------------------
                                                 Amortized     Gross Unrealized         Gross Unrealized                 Fair
                                                   Cost             Gains                    Losses                      Value
                                                  ----              -----                    ------                      -----
Available for Sale
Mutual funds                                       $  824            ---                       ---                      $  824
FreddieMac preferred stock                          7,500            ---                   $(1,350)                      6,150
FannieMae medium term notes                        19,942            ---                      (862)                     19,080
FreddieMac note                                    10,000            ---                      (236)                      9,764
Mortgage-backed securities                        181,180            $563                   (1,302)                    180,441
                                                  -------             ---                    -----                     -------
                                                  219,446             563                   (3,750)                    216,259
Held to Maturity
Tax-exempt municipal bond                          14,822             ---                      ---                      14,822
Revenue bond                                        1,180             ---                      ---                       1,180
                                                  -------                                                              -------
                                                   16,002             ---                      ---                      16,002
                                                  -------             ---                    -----                     -------
   Total                                         $235,448            $563                  $(3,750)                   $232,261
                                                  =======             ===                    =====                     =======

                                                                           December 31, 1998
                                          -------------------------------------------------------------------------------------
                                                 Amortized     Gross Unrealized         Gross Unrealized                 Fair
                                                   Cost             Gains                    Losses                      Value
                                                   ----             -----                    ------                      -----
Available for Sale
Mutual funds                                      $ 2,059               ---                    ---                     $ 2,059
FreddieMac preferred stock                          7,500               ---                    ---                       7,500
FannieMae medium term note                          9,921               ---                   $(37)                      9,884
Mortgage-backed securities                        197,521              $954                   (179)                    198,296
                                                  -------               ---                   ----                     -------
                                                  217,001               954                   (216)                    217,739
Held to Maturity
Tax-exempt municipal bond                          14,817               ---                    ---                      14,817
Revenue bond                                        1,400               ---                                              1,400
                                                  -------                                                              -------
                                                   16,217               ---                    ---                      16,217
                                                  -------               ---                   ----                     -------
   Total                                         $233,218              $954                  $(216)                    $233,956
                                                  =======               ===                   ====                     =======

4.   Loans Receivable

The composition of the loan portfolio at September 30, 1999 and December 31, 1998 is as follows (In thousands):


                                                                        September 30, 1999          December 31, 1998
                                                                        ------------------          -----------------
Real estate loans
   Construction loans:
      Residential single family                                                   $107,565                   $ 81,584
      Commercial                                                                       450                     19,129
      Land                                                                          40,488                     34,990
      Loans in process                                                             (64,359)                   (46,001)
                                                                               -----------                  ---------
         Construction loans, net                                                    84,144                     89,702
   Permanent loans:
      Residential single family                                                    246,355                    189,182
      Multifamily                                                                  372,361                    337,412
      Commercial                                                                   259,553                    228,824
      Other                                                                            815                      1,320
                                                                               -----------                  ---------
         Total real estate loans                                                   963,228                    846,440
Consumer loans                                                                     139,743                     96,115
Business and other loans                                                           110,233                     82,318
                                                                               -----------                  ---------
         Total loans                                                             1,213,204                  1,024,873
Premium (discount) on loans, net                                                     7,462                      5,320
Deferred loan fees, net                                                             (5,356)                    (5,013)
Allowance for losses on loans                                                       (9,332)                    (6,909)
                                                                               -----------                 ----------
                                                                                $1,205,978                 $1,018,271
                                                                               ===========                 ==========

Activity in the allowance for losses on loans for the periods ended September 30, 1999 and 1998 is as follows
(In thousands):

                                                                                 Nine Months Ended September 30,
                                                                                     1999              1998
                                                                                     ----              ----
Balance at the beginning of the period                                             $6,909            $5,622
Provision for loan losses                                                           4,050             2,050
Net charge-offs                                                                    (1,627)             (613)
                                                                                    -----             -----
Balance at end of period                                                           $9,332            $7,059
                                                                                    =====             =====

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the terms of the contract. Information regarding impaired loans at September 30, 1999 and December 31, 1998 is as follows (In thousands):



                                                                      September 30,            December 31,
                                                                          1999                    1998
                                                                          ----                    ----
Balance of impaired loans                                                $2,638                 $10,142
Less portion for which no allowance
  For losses on loans is allocated                                        1,616                   9,002
                                                                         ------                 -------
Portion of impaired loans for which
  An allowance for loan losses is allocated                              $1,022                 $ 1,140
                                                                         ======                 =======
Portion of allowance for losses on loans
  Allocated to the impaired loan balance                                 $1,022                 $ 1,012
                                                                         ======                 =======

                                                                      September 30,            September 30,
                                                                          1999                    1998
                                                                          ----                    ----
Average investment in impaired loans
  During the period                                                      $6,637                  $9,265
                                                                         ======                 =======
Interest income recognized during
  Impairment                                                             $  249                  $  190
                                                                         ======                 =======
Interest income recognized on a
  Cash basis during the period                                           $  249                  $  190
                                                                         ======                 =======


5. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 1999 and December 31, 1998 are summarized as follows (In thousands):



                                                                      September 30,            December 31,
                                                                          1999                    1998
                                                                          ----                    ----
Mortgage loan portfolios serviced for:
  FreddieMac                                                            $ 765,156                  $ 794,286
  FannieMae                                                               636,569                    587,476
  Other                                                                   171,059                    114,585
                                                                       ----------                 ----------
    Total loans serviced for others                                    $1,572,784                 $1,496,347
                                                                       ==========                 ==========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $19,690,000 and $28,066,000 at September 30, 1999 and December 31, 1998, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the nine-month period ended September 30, 1999 and 1998 (In thousands):

                                                                Nine Months Ended September 30,
                                                                   1999              1998
                                                                   ----              ----
Balance at the beginning of the period                          $13,412            $9,224
Acquired or originated                                            4,417             3,244
Amortization                                                     (2,206)           (1,938)
                                                                -------           -------
Balance at the end of the period                                $15,623           $10,530
                                                               ========           =======

6. Deposits

Deposits consist of the following (In thousands):

                                                               September 30,     December 31,
                                                                   1999              1998
                                                                   ----              ----
Noninterest-bearing checking accounts                          $ 61,928            $ 63,717

Interest-bearing checking accounts                               54,540              54,159
Passbook savings and statement savings                          218,349             212,710
Certificates of deposit                                         854,189             720,771
                                                             ----------          ----------
  Total interest-bearing deposits                             1,127,078             987,640
                                                             ----------          ----------
                                                             $1,189,006          $1,051,357
                                                             ==========          ==========

At September 30, 1999, scheduled maturities of certificates of deposit are as follows (In thousands):

                Year                                          Weighted Average
               Ended                     Amount                Interest Rate
               -----                     ------               ----------------
                1999                    $223,485                   5.24%
                2000                     516,067                   5.55
                2001                      87,653                   5.70
                2002                       7,195                   5.88
                2003                       7,976                   5.97
             Thereafter                   11,813                   5.68
                                        --------
                                        $854,189                   5.50
                                        ========

7. Borrowings

Borrowings consisted of the following at September 30, 1999 and December 31, 1998 (In thousands):


                                                                               September 30,               December 31,
                                                                                   1999                       1998
                                                                                   ----                       ----
Federal Home Loan Bank Advances (5.9% and 5.4% at
  September 30, 1999 and December 31, 1998, respectively)                        $176,610                  $ 111,236

Reverse repurchase agreements (5.6% at both September 30,
  1999 and December 31, 1998)                                                      80,044                     82,250

Commercial bank line of credit (7.6% and 7.7% at
  September 30, 1999 and December 31, 1998, respectively)                           6,000                      8,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                              14,000                     14,000
                                                                                 --------                   --------
                                                                                 $276,654                   $215,486
                                                                                 ========                   ========

At September 30, 1999, scheduled payments on borrowings are as follows (In thousands):

                                                       Weighted Average
           Year Ended                      Amount       Interest Rate
           ----------                      ------      ----------------
              1999                         $58,360          6.01%
              2000                          40,778          5.51
              2001                           7,311          6.20
              2002                          43,730          5.76
              2003                          38,239          5.58
           Thereafter                       88,236          6.56
                                          --------
              Total                       $276,654          6.02
                                          ========

Federal Home Loan Bank ("FHLB") advances are collateralized by FHLB stock, residential first mortgage loans, and multifamily loans with an aggregate carrying value of approximately $273,000,000 and $184,000,000 at September 30, 1999 and December 31, 1998, respectively and mortgage backed securities with a carrying value of $8.0 million at September 30, 1999.

The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000. The balance at September 30, 1999 was $6,000,000. The line matures annually on May 30. During the second quarter, by mutual agreement, the line was extended to May 31, 2000. All other terms remain unchanged. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount at least equal to 200% of any outstanding balance.

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

As of September 30, 1999, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $65,877,000 and $91,693,000, respectively. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 5.375% to 16% and commitment periods up to one year. Also, at quarter-end, the Bank had commitments to sell loans totaling $25,656,000.

At December 31, 1998, the Bank had outstanding options which gave the holder the option to purchase certain loans at a specified price within a specified time period. The Bank collected a non-refundable fee on each option which is recognized as income at the time the transaction is complete. The options may be exercised at the carrying value for an initial period. The option price escalates after the initial period until the option expires. At September 30, 1999, there were no loans held for sale in connection with outstanding purchase options.


9. Securities Issued

On May 14, 1999, the Corporation issued 1,600,000 shares ($10 liquidation amount per security), of 9.50% cumulative trust preferred securities (the "Trust Preferred") through a newly formed, wholly-owned subsidiary, Metropolitan Capital Trust II (the "Trust Issuer") and 300,000 Common shares of Metropolitan Financial Corp. The Trust Issuer invested the total proceeds from the sale of the Trust Preferred in the 9.50% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Corporation which mature on June 30, 2029. The Corporation used the net proceeds from the sale of the Junior Subordinated Debentures and the common shares to repay the $12.0 million outstanding balance on the commercial bank line of credit and for a $5 million capital contribution to the Bank to support growth. The remainder is available for working capital at the Corporation. The Trust Preferred securities are listed on the NASDAQ Stock Market's National Market under the symbol "METFO."

The Corporation also issued trust preferred securities in 1998 through its subsidiary, Metropolitan Capital Trust I. A description of the trust preferred securities currently outstanding is presented below (Dollars in thousands):

            Issuing                  Date of          Shares     Interest      Maturity                  Principal Amount
            Entity                   Issuance         Issued       Rate          Date        September 30, 1999    December 31, 1998
            -------                  --------         ------     --------      --------      ------------------    -----------------
Metropolitan Capital Trust I      April 27, 1998    2,775,000     8.60%     June 30, 2028          $27,750              $27,750
Metropolitan Capital Trust II       May 14, 1999    1,600,000     9.50%     June 30, 2029           16,000                  ---
                                                                                                   -------              -------
                                                                                                   $43,750              $27,750
                                                                                                   =======              =======

10. Segment Reporting

Metropolitan's operations include two major operating segments. A description of those segments follows:

Retail and Commercial Banking--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding our 19 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business and consumer loans are concentrated in Northeastern Ohio.

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

Operating results and other financial data for the current and preceding year are as follows (in thousands):

As of or for the nine months ended September 30, 1999

                                                     Retail and
                                                     Commercial          Mortgage            Parent
                                                       Banking           Banking            and Other             Total
                                                     ----------          --------           ---------             -----
Operating results:
Net interest income                                   $19,272              $4,121             $5,328             $28,721
Provision for losses on loans                           3,652                 398                ---               4,050
                                                       ------              ------             ------              ------
Net interest income after
  provision for loan losses                            15,620               3,723              5,328              24,671
Noninterest income                                      3,440               1,849                (25)              5,264
Direct noninterest expense                             11,870               4,261                398              16,529
Allocation of overhead                                  5,157               2,301                ---               7,458
                                                       ------              ------             ------              ------
Net income before income taxes                        $ 2,033              $ (990)            $4,905             $ 5,948
                                                       ======              ======             ======              ======

                                                     Retail and
                                                     Commercial         Mortgage            Parent
                                                       Banking           Banking           and Other            Total
                                                     ----------         --------           ---------            -----
Financial data:
Segment assets                                       $1,087,323          $375,813           $113,361          $1,576,497
Depreciation and amortization                             1,390             2,041                313               3,744
Expenditures for additions
  to premises and equipment                               9,411             1,029                ---              10,440


         As of or for the nine months ended September 30, 1998

                                                     Retail and
                                                     Commercial         Mortgage            Parent
                                                       Banking           Banking           and Other            Total
                                                     ----------         --------           ---------            -----
Operating results:
Net interest income                                    $ 15,350          $  5,269            $ 2,443             $23,062
Provision for losses on loans                             1,891               159                ---               2,050
                                                         ------            ------             ------             -------
Net interest income after
     provision for loan losses                           13,459             5,110              2,443              21,012
Noninterest income                                        2,738             2,591                137               5,466
Direct noninterest expense                                9,419             3,448                448              13,315
Allocation of overhead                                    3,409             1,587                ---               4,996
                                                         ------            ------             ------             -------
Net income before income taxes
   and extraordinary item                              $  3,369          $  2,666            $ 2,132             $ 8,167
                                                         ======            ======             ======             =======
Financial data:
Segment assets                                         $791,685          $304,921            $74,816          $1,171,422
Depreciation and amortization                             1,102             2,055                259               3,416
Expenditures for additions
  to premises and equipment                               4,860               451                ---               5,311

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


12. Capitalized Interest Expense on Construction of New Corporate Headquarters

In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building. As a result, interest expenses have been incurred to finance construction. These costs will be capitalized as they are incurred while the building is under construction and will be included as a portion of the historical cost to be depreciated over the useful life of the building. Interest expense capitalized for the three and nine-month periods ended September 30, 1999 was $32,000 and $47,000, respectively.


13. Metropolitan Financial Corp. Stock Purchase Plan

In July, 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares at 95% of the fair market value. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                    Three months ended                    Nine months ended
                                                                       September 30,                         September 30,
                                                                 1999              1998                 1999             1998
                                                                 ----              ----                 ----             ----
Income before extraordinary item (in thousands)                  $875             $1,621               $3,816           $5,159
Net income (in thousands)                                        $875             $1,621               $3,816           $4,914
Basic earnings per share before
   extraordinary item (1)                                       $0.11              $0.21                $0.48            $0.67
Diluted earnings per share before
   extraordinary item (1)                                       $0.11              $0.21                $0.48            $0.66
Basic and diluted earnings per share (1)                        $0.11              $0.21                $0.48            $0.63
Return on average assets                                         0.23  %            0.61  %              0.35  %          0.65  %
Return on average equity                                         7.61  %           16.12  %             11.44  %         16.81  %
Noninterest expense to average assets                            2.19  %            2.47  %              2.17  %          2.42  %
Efficiency ratio                                                72.42  %           66.55  %             70.00  %         63.65  %
Net interest margin                                              2.74  %            3.13  %              2.74  %          3.25  %


(1) Per share data has been restated for a 10% stock dividend completed in December, 1998, and the 1999 amounts include the effect of the issuance of 300,000 additional common shares on May 14, 1999.


                                                             September 30,             December 31,              September 30,
                                                                 1999                     1998                       1998
                                                                 ----                     ----                       ----
Total assets (in thousands)                                   $1,576,497               $1,363,434                 $1,171,422
Shareholders' equity (in thousands)                               46,107                   42,644                     40,922
Shareholders' equity to total assets                                2.92  %                  3.13  %                    3.49  %
Shares outstanding                                             8,056,393                7,756,393                  7,756,393
Book value per share                                               $5.72                    $5.50                      $5.27
Tangible book value per share                                      $5.41                    $5.14                      $4.91
Market value of common shares                                      $7.38                   $10.50                      $9.66
Nonperforming assets to total assets (2)                            1.18  %                  1.34  %                    1.31  %
Allowance for losses on loans to total loans (2)                    0.75  %                  0.66  %                    0.72  %
Net charge-offs to average loans                                    0.19  %                  0.16  %                    0.10  %

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


                                                                        Three Months Ended September 30,
                                             -----------------------------------------------------------------------------------
                                                                 1999                                        1998
                                             --------------------------------------     ----------------------------------------
                                                                            (Dollars in thousands)
                                              Average                                     Average
                                              Balance          Interest      Rate         Balance            Interest       Rate
Interest-earning assets:
Loans receivable                           $1,220,398          $24,877        8.15%     $  857,612           $18,793       8.77%
Mortgage-backed securities                    183,307            3,104        6.77         100,101             1,826       7.30
Other                                          69,084            1,114        6.45          48,564               747       6.15
                                           ----------          -------                  ----------           -------
Total interest-earning assets               1,472,789           29,095        7.91       1,006,277            21,366       8.49
                                                               -------                                       -------
Nonearning assets                              81,303                                       57,827
                                           ----------                                   ----------
Total assets                               $1,554,092                                   $1,064,104
                                           ==========                                   ==========

Interest-bearing liabilities:
Deposits                                   $1,120,790           14,149        5.01      $  778,666            10,545       5.37
Borrowings                                    262,203            3,882        5.87         148,702             2,338       6.24
Junior Subordinated Debentures                 43,750              998        9.12          27,750               608       8.76
                                           ----------          -------                  ----------            ------
Total interest-bearing liabilities          1,426,743           19,029        5.35         955,118            13,491       5.60
                                                               -------        ----                            ------       ----
Noninterest-bearing liabilities                81,373                                       68,753
Shareholders' equity                           45,976                                       40,233
                                           ----------                                   ----------
Total liabilities and
  shareholders' equity                     $1,554,092                                   $1,064,104
                                           ==========                                   ==========
Net interest income before
  capitalized interest                                          10,066                                         7,875
                                                               -------                                        ------
Interest rate spread                                                          2.56%                                        2.89%
                                                                              ====                                         ====
Net interest margin                                                           2.74%                                        3.13%

Interest expense capitalized                                        32                                           ---
                                                                ------                                        ------
Net interest income                                            $10,098                                       $ 7,875
                                                               =======                                        ======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                 103.23%                                      105.36%


                                                               Nine Months Ended September 30,
                                            -----------------------------------------------------------------------------------
                                                                1999                                           1998
                                            -----------------------------------------      ------------------------------------
                                                                   (Dollars in thousands)
                                               Average                                      Average
                                               Balance          Interest        Rate        Balance          Interest      Rate
Interest-earning assets:
Loans receivable                             $1,144,454          $69,739        8.12%       $790,491         $52,291       8.82%
Mortgage-backed securities                      185,824            9,552        6.85         115,375           6,559       7.58
Other                                            65,233            3,072        6.28          41,505           2,030       6.52
                                             ----------          -------                  ----------         -------
Total interest-earning assets                 1,395,511           82,363        7.87         947,371          60,880       8.57
                                                                 -------                                      ------
Nonearning assets                                77,204                                       57,628
                                             ----------                                   ----------
Total assets                                 $1,472,715                                   $1,004,999
                                             ==========                                   ==========
Interest-bearing liabilities:
Deposits                                     $1,083,733           41,281        5.09        $749,320          30,315       5.41
Borrowings                                      225,722            9,989        5.92         136,330           6,483       6.36
Junior Subordinated Debentures                   35,893            2,419        8.99          15,520           1,020       8.76
                                             ----------          -------                  ----------          ------
Total interest-bearing liabilities            1,345,348           53,689        5.34         901,170          37,818       5.61
                                                                 -------        ----                          ------       ----
Noninterest-bearing liabilities                  82,903                                       64,961
Shareholders' equity                             44,464                                       38,868
                                             ----------                                   ----------
Total liabilities and
  shareholders' equity                       $1,472,715                                   $1,004,999
                                             ==========                                   ==========
Net interest income before
  capitalized interest                                            28,674                                      23,062
                                                                 -------                                      ------
Interest rate spread                                                            2.53%                                      2.96%
                                                                                ====                                       ====
Net interest margin                                                             2.74%                                      3.25%
Interest expense capitalized                                          47                                         ---
                                                                 -------                                      -------
Net interest income                                              $28,721                                      $23,062
                                                                 =======                                      =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                   103.73%                                      105.13%

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

                                         Three Months ended September 30,
                                                  1999 vs. 1998
                                                Increase (Decrease)
                                       -------------------------------------
                                                       Change        Change
                                        Total          Due to        Due to
                                        Change         Volume         Rate
                                        ------         ------        ------
                                                   (In thousands)
Interest income on:
  Loans receivable                      $6,084         $7,286        $(1,202)
  Mortgage-backed securities             1,278          1,399           (121)
  Other                                    367            319             48
                                        ------         ------        -------
   Total interest income                 7,729         $9,004        $(1,275)
                                        ------         ======        =======
Interest expense on:
  Deposits                               3,604         $4,633        $(1,029)
  Borrowings                             1,544          1,785           (241)
  Junior Subordinated Debentures           390            350             40
                                        ------         ------        -------
   Total interest expense                5,538         $6,768        $(1,230)
                                        ------         ======        =======
Increase in net interest income         $2,191
                                        ======


                                          Nine Months ended September 30,
                                                  1999 vs. 1998
                                                Increase (Decrease)
                                       -------------------------------------
                                                       Change        Change
                                        Total          Due to        Due to
                                        Change         Volume         Rate
                                        ------         ------        ------
                                                   (In thousands)
Interest income on:
  Loans receivable                     $17,448        $21,175        $(3,727)
  Mortgage-backed securities             2,993          3,550           (557)
  Other                                  1,042          1,107            (65)
                                        ------        -------        -------
   Total interest income                21,483        $25,832        $(4,349)
                                        ------        =======        =======
Interest expense on:
  Deposits                              10,966        $12,619        $(1,653)
  Borrowings                             3,506          3,921           (415)
  Junior Subordinated Debentures         1,399          1,372             27
                                        ------        -------        -------
   Total interest expense               15,871        $17,912        $(2,041)
                                        ------        =======        =======
Increase in net interest income        $ 5,612
                                       =======

Results of Operations

Net Income. Net income for the third quarter, 1999 was $0.9 million as compared to net income of $1.6 million for the third quarter, 1998, a decrease of 46.0%. Net interest income increased $2.2 million, or 28.2%, for the three months ended September 30, 1999 over the prior year period. The provision for loan losses increased $1.1 million from the same prior year period. Noninterest income decreased $0.3 million to $1.6 million from $1.9 million for the prior year quarter. Noninterest expense increased $1.9 million to $8.5 million for the quarter from $6.6 million from the prior year quarter.

Net income for the nine-month period ended September 30, 1999 was $3.8 million as compared to net income of $4.9 million for the first nine months of 1998. Before the extraordinary item in 1998, net income for the first nine months was $5.2 million. Net interest income increased $5.7 million, or 24.5%, for the nine months ended September 30, 1999 over the prior year period. The provision for loan losses increased $2.0 million from the same prior year period. Noninterest income decreased $0.2 million to $5.3 million from $5.5 million for the first nine months of 1999 compared to 1998. Noninterest expense increased $5.7 million to $24.0 million for the nine-month period ended September 30, 1999 from $18.3 million from the prior year period.

Year-to-date earnings in 1998 were affected by an extraordinary item of ($245,000) in the second quarter pertaining to the early retirement of $4.9 million of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement, net of income taxes.

Our net interest margin decreased thirty-nine and fifty-one basis points for the three and nine-month periods ended September 30, 1999, to 2.74% as compared to 3.13% and 3.25% for the same periods in 1998. The decrease in net interest margin resulted primarily from the decreased yield on interest-earning assets.

Interest Income. Total interest income increased 36.2% and 35.3% in the three and nine-month periods ended September 30, 1999, respectively to $29.1 million and $82.4 million, as compared to $21.4 million and $60.9 million in the same periods in 1998. This increase primarily resulted from a 46.4% and 47.3% increase in average interest-earning assets in the three and nine-month periods ended September 30, 1999 as compared to the prior year. Average earning assets increased as a result of our strategy of increasing assets as long as assets with acceptable portfolio characteristics are available. The increase in interest income attributable to the increase in the average balance of interest-earning assets was partially offset by the decline in the weighted average yield. The decline in the weighted average yield is due mostly to relative mix of interest-earning assets and the narrowing of spreads on nonresidential real estate loans caused by competition from other lenders.

Interest Expense. Total interest expense increased 40.8% and 41.8% to $19.0 million and $53.6 million for the three and nine-month periods ended September 30, 1999, respectively, as compared to $13.5 million and $37.8 million for the same periods in 1998. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding which was partially offset by a decreased cost of funds compared to the same periods in 1998. In accordance with our strategy to fund growth in assets primarily with deposits, the average balance of interest-bearing deposits increased 49.4% and 49.3% for the three and nine-month periods ending September 30,

1999 as compared to the prior year periods. Due to a decrease in the market interest rates paid to increase deposit balances, our cost of funds decreased to 5.35% and 5.34% for the three and nine-month periods ended September 30, 1999.

Provision for Loan Losses.  The provision for loan losses  increased
$1.1 million for the third quarter, 1999, and $2.0 million for the nine-month period ended September 30, 1999 as compared to the same periods in 1998. Management increased the provision due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increase its amount of loans, and not as a response to any material change in the level of nonperforming loans or charge-offs. We expect to continue to increase the allowance for loans losses as the loan portfolio continues to increase and in response to changes in the portfolio mix. The allowance for losses on loans at September 30, 1999 was $9.3 million or 0.75% of total loans, as compared to $6.9 million, or 0.66% of total loans at December 31, 1998.

Noninterest Income. Total noninterest income decreased 18.1% and 3.7% to $1.6 million and $5.3 million for the three and nine-month periods ended September 30, 1999, respectively, as compared to $1.9 million and $5.5 million for the prior year periods.

Gain on sale of loans was $254,000 in the three-month period ended September 30, 1999, as compared to $1.0 million during the same period in 1998. For the nine-month period ended September 30, 1999, gain on sale of loans was $1.4 million as compared to $2.5 million for the prior year period. The primary reason for the decline in the first nine months of 1999 was the decline in the prices available in the market which was due to the rise in long term interest rates experienced in 1999 compared to the same period in 1998. The proceeds of residential loan sales in the first nine months of 1999 were $161.4 million as compared to $165.4 million in the same period in 1998.

Net loan servicing income increased $153,000 to $278,000 in the three-month period ended September 30, 1999 as compared to the same period in 1998 and $375,000 to $979,000 for the nine months ended September 30, 1999 as compared to the prior year period. The increase in loan servicing fees was a result of the strategy to increase fee income. The portfolio of loans serviced for others increased to $1.6 billion at September 30, 1999 as compared to $1.5 billion at December 31, 1998. Purchases of loan servicing rights and origination of loan servicing, including the securitization of Metropolitan's loans, more than offset payoffs and the amortization of existing loans serviced.

Service charges on deposit accounts increased $155,000 to $374,000 in the three-month period ended September 30, 1999 compared to the same period in 1998 and $314,000 to $963,000 for the nine months ended September 30, 1999 as compared to the prior year period. The primary reasons for the increase were the overall growth in deposit accounts and increases in deposit account prices for fees during the first nine months of 1999.

Loan option  income was $168,000 in the  nine-month  period ended
September 30, 1999 as compared to $111,000 and $388,000 in the three and nine-month periods ending September 30, 1998. This income was dependent upon the amount of loans for which options were written and the price negotiated, both of which are affected by market conditions. In these transactions, Metropolitan purchased loans and sold nonrefundable options to a third party to purchase these same loans at a later date. At the time the transaction is complete, Metropolitan recognizes a non-refundable fee as income. Metropolitan has not purchased any of these loans in 1999 and does not expect to purchase any in the foreseeable future.

There were no gains or losses on sale of securities in the first nine months of 1999 as compared to gains of $32,000 and $70,000 for the three and nine-month periods ended September 30, 1998, respectively. The net gains in the first nine months of 1998 were the result of the sale of a mortgage-backed security in the third quarter and the sale of securities in prior quarters originally purchased to satisfy regulatory liquidity requirements which were no longer necessary for that purpose due to revisions to those requirements.

Other noninterest income increased $335,000 and $598,000 in the three and nine-month periods ended September 30, 1999, respectively, compared to the same periods in the previous year. This increase was primarily due to increased fee income generated from the increased level of business, greater trust income, and increased rental income in the first nine months of 1999.

Noninterest Expense. Total noninterest expense increased to $8.5 million, or 29.8%, and $24.0 million, or 31.0%, in the three and nine-month periods ended September 30, 1999 as compared to $6.6 million and $18.3 million for the same periods in 1998.

Personnel related expenses increased $1.0 million and $3.0 million in the three-month and nine-month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. These increases were primarily a result of increased staffing levels to support expanded activities such as trust services, new retail sales offices locations, and new mortgage origination offices.

Occupancy costs increased $348,000 and $916,000 in the three and nine-month periods ended September 30, 1999, respectively, over the same periods in 1998. This increase was generally the result of two additional full service retail sales offices and three mortgage origination offices. As part of the plan to expand mortgage banking operations, residential loan production offices were opened in the Akron and Canton areas and a residential construction office was opened in the Columbus market. We expect to continue to open additional loan production and retail sales offices.

Data processing expense increased $158,000 and $500,000 in the three and nine-month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. This increase was the result of expenses incurred for consulting services and Year 2000 testing, and data processing costs related to new retail sales and mortgage origination offices.

State franchise taxes increased $92,000 and $277,000 in the three and nine-month periods ended September 30, 1999, over the same periods in 1998. The primary reason for this increase is the increase in capital at the Bank, which is the basis for the tax.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $341,000 and $854,000 for the three and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. These increases were generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

Provision for Income Taxes. The provision for income taxes decreased $444,000 and $876,000 for the three and nine-month periods ended September 30, 1999 as compared to the same periods in 1998. The primary reason for the decrease in the provision was the decreased level of taxable income over the prior year. The effective tax rates were 35.4% and 35.8% for the three and nine-month periods ended September 30, 1999 as compared to 36.3% and 36.8% for the same periods in 1998.


Asset Quality

Metropolitan's goal is to maintain the asset quality of its loan portfolio through conservative lending policies and prudent underwriting. Detailed reviews of the loan portfolio are undertaken regularly to identify potential problem loans or trends early and to provide for adequate estimates of potential losses. In performing these reviews, management of Metropolitan considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. Metropolitan normally considers loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, Metropolitan considers loans to be impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, an assessment is made as to the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income and future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                  September 30,   December 31,
                                                      1999            1998
                                                      ----            ----
                                                    (Dollars in thousands)
Nonaccrual loans                                    $8,115         $12,231
Loans past due greater than
  90 days or impaired, still accruing                  442             460
                                                   -------         -------
Total nonperforming loans                            8,557          12,691
Real estate owned                                    9,992           5,534
                                                   -------         -------
Total nonperforming assets                         $18,549         $18,225
                                                   =======         =======
Allowance for losses on loans                      $ 9,332         $ 6,909
                                                   =======         =======

Nonperforming loans to total loans                   0.69%           1.23%
Nonperforming assets to total assets                 1.18%           1.34%
Net charge-offs to average loans                     0.19%(1)        0.16%(1)
Provision for loan losses to
   average loans                                     0.47%(1)        0.31%(1)
Allowance for losses on loans to
   total nonperforming loans at
   end of period                                   109.06%          54.44%
Allowance for losses on loans to
   Total loans at end of period                      0.75%           0.66%

(1) Annualized for comparative purposes.

Nonperforming assets at September 30, 1999 increased $0.3 million to $18.5 million as compared to $18.2 million at December 31, 1998. This slight increase in nonperforming assets was consistent with growth in the various loan categories. The increase was spread among most loan categories, with the greatest increase being experienced in consumer loans. The decrease in nonaccrual loans and related increase in real estate owned was the result of the transfer of a $4.0 million loan for a waterpark in Southern California to real estate owned during the second quarter of 1999. An agreement involving the sale of the waterpark was negotiated in October, 1999 and the transaction is expected to close prior to year end.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $2.3 million of loans in this category at September 30, 1999, a decrease of $0.8 million from December 31, 1998. Management believes the Bank is well secured against loss.

Financial Condition

Total assets amounted to $1.6 billion at September 30, 1999, as compared to $1.4 billion at December 31, 1998, an increase of $213.1 million, or 15.6%. The increase in assets was concentrated in loans and was funded primarily with deposit growth of $137.6 million, increased borrowings of $61.2 million, and the Trust Preferred of $16.0 million.

Securities available for sale increased $16.4 million, or 84.2%, to $35.8 million at September 30, 1999 compared to $19.4 million at December 31, 1998. The increase was primarily due to the purchase of a $10.0 million FreddieMac note and a $10.0 million FannieMae medium term note in the first quarter to meet regulatory liquidity requirements, and was partially offset by a decline in market prices during 1999.

Loans receivable, including loans held for sale, increased $201.6 million, or 19.5%, to $1.2 billion at September 30, 1999 from $1.0 billion at December 31, 1998. This increase was primarily due to increases in residential single family loans of $57.2 million, multifamily loans of $34.9 million, consumer loans of $43.6 million, and business loans of $27.9 million. These increases resulted from increases in the demand for adjustable rate loans as interest rates have risen during the first three quarters of 1999.

Premises and equipment, net increased $8.4 million to $27.5 million at September 30, 1999. This increase was the result of the acquisition of land to be used for the new corporate headquarters, architectural costs associated with the design of the new headquarters, the purchase of computer equipment to accommodate continued growth, and office expansion. The new corporate headquarters is expected to completed in the fourth quarter, 2000.

Real estate owned, net increased to $10.0 million at September 30, 1999, an increase of $4.5 million from December 31, 1998. This increase was primarily the result of the transfer of a $4.0 million loan to real estate owned from loans in the second quarter. This loan is secured by a waterpark in Southern California. As discussed above, this property is under contract for sale and the transaction is expected to close prior to year end.

Other assets include an investment in a limited partnership which services residential real estate loans. The loans in the partnership's servicing portfolio prepaid more quickly than anticipated in 1998 due to the lower level of long-term interest rates. The general partner of the limited partnership advised the Bank that, as a result of this prepayment activity and to comply with certain debt covenants financing the partnership, it restructured the underlying portfolio in April of 1999. As a result of these events, the Bank's investment has been permanently impaired and a writedown of $180,000 was taken during the period ended September 30, 1999. The Bank continues to monitor its investment in this asset, however there can be no guarantee that the remaining value of $820,000 can be fully realized.

Total deposits were $1.2 billion at September 30, 1999, an increase of $137.6 million, or 13.1%, over the balance of $1.1 billion at December 31, 1998. The increase resulted primarily from management's marketing efforts, continued growth at newer retail sales offices, increased custodial checking balances, and payment of competitive rates to increase certificate of deposit balances. In addition, $61.2 million of this increase was attributable to a greater balance of out-of-state time deposits. The use of out-of-state time deposits is a strategy management has employed to fund the opportunistic acquisitions of assets. The strategy is to eventually replace time deposits with retail deposits.

Borrowings increased $61.2 million, or 28.4%, from December 31, 1998 to September 30, 1999. The increase was the result of increases in FHLB advances which were utilized in addition to deposits to fund the asset growth discussed previously.

In addition, Trust Preferred securities increased $16.0 million in the second quarter, 1999. Metropolitan used the net proceeds from the Trust Preferred offering and the offering of common shares to repay the $12.0 million outstanding balance on the commercial bank line of credit and for a $5.0 million capital contribution to the Bank to support growth. The remainder is available for working capital at the Corporation.


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

The Corporation's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At September 30, 1999, the Corporation, excluding the Bank, had cash and readily convertible investments of $1.6 million. In addition, the Corporation has available the $6.0 unused balance on its commercial line of credit agreement.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for September, 1999 was 4.53%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At September 30, 1999, $165.2 million, or 13.9%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, we consider the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. They are not accepted through brokers. At September 30, 1999, approximately $227.5 million, or 19.1% of our accounts were held by these individuals and entities. If we were unable to replace these deposits upon maturity, there could be an adverse effect on our liquidity. We monitor maturities to attempt to minimize any potential adverse effect on liquidity.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $182 million at September 30, 1999, of which $176.6 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of approximately $80.0 million at September 30, 1999, which utilized substantially all of the Bank's eligible collateral.

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

The Bank's regulatory capital ratios at September 30, 1999 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                          Tangible Capital                Core Capital                Risk-based Capital
                          ----------------                ------------                ------------------
                                                      (Dollars in thousands)
Capital amount:
Actual                  $104,735       6.64%          $104,830        6.64%         $111,438         8.70%
Required                  23,671       1.50             63,125        4.00           102,512         8.00
                         -------       ----            -------        ----           -------         ----
Excess                  $ 81,064       5.14%         $  41,705        2.64%         $  8,926         0.70%
                         ========      ====           ========        ====           =======         ====

The Bank is also subject to capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991. The additional capital adequacy ratio imposed on the Bank in this evaluation is the Tier 1 risk-based capital ratio which at September 30, 1999 was 8.18%, compared to the required ratio of 4%.

We anticipate that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.

In 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares stock at 95% of the fair market value. The purchases made under the plan will result in increased capital for the Corporation.


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

We may experience an increase in problem loans and credit losses if borrowers fail to respond to year 2000 issues. In addition, higher funding costs may result if consumers react to publicity about the year 2000 issue by withdrawing deposits. In response to these concerns, we formed a task force. The task force has conducted a survey of significant credit customers to determine their year 2000 readiness and to evaluate the level of potential credit risk to us. These customers have assured us that they are or will be year 2000 compliant. We have also implemented a customer awareness program to provide deposit customers with an understanding of our year 2000 readiness.

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

Interest rate risk can be measured directly by forecasting changes in net interest income under a variety of interest rate scenarios or indirectly by monitoring the level of and the changes in certain ratios and benchmarks which are indicators of interest rate risk. Indirect methods include forecasting changes in net interest income as rates change, forecasting the net market value of all financial assets and financial liabilities (known as net portfolio value or NPV), comparing assets and liabilities maturing or pricing within a given period of time (known as gap analysis) and by measuring the duration of financial assets and liabilities.

The Office of Thrift Supervision ("OTS") currently looks to the Thrift Bulletin TB 13a, issued December 1, 1998, to evaluate interest rate risk at institutions they supervise. They categorize interest rate risk as minimal, moderate, significant, or high based on a combination of the projected NPV level after a 200 basis change in interest rates and the size of that change in NPV due to a 200 basis point change in interest rates.

We manage interest rate risk on a day to day basis as we make decisions about the acquisition of assets and liabilities and supplement this with a formal process to monitor interest rate risk.

On a weekly basis, management reviews:

         o        deposit activity by maturity category;
         o        market rates for deposit products; and
         o        market rates for loan products.

On a monthly basis, management reviews:

         o analysis of rate and volume changes in historic net interest income;
         o        forecast of balance sheet activity;
         o        historic deposit breakdowns by product type and maturity;
         o        liability breakdowns by maturity date;
         o        effect of rate shock on NPV;
         o        effect of rate shock on net interest income; and
         o        level of regulatory capital.

On a quarterly basis, management reviews:

         o        OTS calculation of effect of rate shock on NPV; and
         o        upcoming deposit maturities by day.

Annually, or more often if necessary, management reviews:

         o        complete budget under most likely interest rate scenario.

Interest rate risk is monitored by an asset and liability committee. This committee is made up of senior officers from finance, lending and deposit operations. The committee meets at least quarterly, reviews our current interest rate risk position, and determines strategies to pursue for the next quarter. The activities of this committee are reported to the Board of Directors of the Bank quarterly. Between meetings the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

The asset and liability committee focuses on the effect of a rate shock on net interest income as a short-term measure of interest rate risk and the effect of a rate shock on NPV as a long-term measure of interest rate risk. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1998 and the most recent quarter.

                                              Expected change in
                                              net interest income
                                              -------------------
Change in Interest Rate             September 30, 1999      December 31, 1998
-----------------------             ------------------      -----------------

          +2%                             -18.6%                 -19.1%
          +1%                              -9.2%                  -9.6%
          -1%                              +8.8%                  +8.8%
          -2%                             +17.7%                 +17.7%

The results above indicate that there has been a small decrease in short-term interest rate risk during the first nine months of 1999.

The following table shows the net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1998 and the most recent quarter.

                                              Net portfolio value
                                              -------------------
Change in Interest Rate             September 30, 1999      December 31, 1998
-----------------------             ------------------      -----------------

          +2%                              3.6%                    4.6%
          +1%                              5.2%                    5.9%
           0%                              6.7%                    7.2%
          -1%                              8.1%                    8.8%
          -2%                              9.5%                   10.6%

The results above indicate that the post-shock NPV has declined over the first nine months of 1999. This was primarily due to the fact that we have an exposure to declines in NPV as interest rates rise and interest rates have risen during 1999.

Under TB 13a, Metropolitan falls in the significant interest rate risk category as of September 30, 1999, based on current sensitivity to interest rate changes and the current level of regulatory capital.

We are aware that any method of measuring interest rate risk including the three used above has certain shortcomings. For example, certain assets and liabilities may have similar maturities or repricing dates but their repricing rates may not follow the general trend in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates while rates on other assets and liabilities may lag market rates. In addition, any projection of a change in market rates requires that prepayment rates on loans and early withdrawal of certificates of deposits be projected and those projections may be inaccurate. We focus on the change in net interest income and the net portfolio value as a result of immediate and sustained parallel shifts in interest rates as a balanced approach to monitoring interest rate risk when used with budgeting and the other tools noted above.

Based on the current level of interest rate risk indicated by these three measures, significant interest rate risk exists. The asset and liability committee has implemented a program to reduce interest rate risk over the next 15 months. Features of this plan include:

         o originate one-to four family adjustable rate loans for the portfolio;
         o        originate one-to four family fixed rate loans for sale;
         o originate the majority of business loans to float with prime rates;
         o securitize and sell at least $70 million of fixed rate multifamily loans;
         o originate commercial real estate and multifamily loans with predominantly adjustable rates;
         o increase the proportion of certificates of deposit over one year;
         o        increase borrowings in the 2-15 year maturity area; and
         o seek long-term fixed rate financing to finance the corporate headquarters building currently under construction.

The goal of this program is to decrease interest rate risk whether measured by change in net interest income, change in NPV, or by the classifications used by the OTS. We plan to reduce interest risk so that we fall into the moderate risk category rather than the significant risk category, as defined by the OTS, by December 31, 2000.

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

             4.1 Indenture of the Corporation relating to the Junior Subordinated Debentures dated May 14, 1999 (Incorporated by reference to Exhibit 4.1 to Metropolitan's Form 10-Q filed May 17, 1999).

             4.2 Amended and Restated Trust Agreement of Metropolitan Capital Trust I dated May 14, 1999 (Incorporated by reference to Exhibit 4.2 to Metropolitan's Form 10-Q filed May 17, 1999).

             4.3 Guarantee of the Corporation relating to the Trust Preferred Securities dated May 14, 1999 (Incorporated by reference to Exhibit 4.3 to Metropolitan's Form 10-Q filed May 17, 1999).

             4.4 Agreement as to Expenses and Liabilities dated May 14, 1999 (Incorporated by Reference to Exhibit 4.4 to Metropolitan's Form 10-Q filed May 17, 1999).

            10.1 The Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of May 28, 1999 (incorporated herein by reference to Exhibit 99.1 To Metropolitan's Form 10-Q filed May 14,
                        1998).

            10.2 Metropolitan Financial Corp. Stock Purchase Plan (incorporated herein by reference by To Metropolitan's Form S-8 filed August 30, 1999)

             27         Financial Data Schedule /1/

               /1/ Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

             b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the Third quarter of 1999.

                         METROPOLITAN FINANCIAL CORP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METROPOLITAN FINANCIAL CORP.



                                          By:  /s/  Kenneth T. Koehler
                                              ---------------------------
                                              Kenneth T. Koehler,
                                              President,
                                              Assistant Secretary and
                                              Assistant Treasurer,
                                              (principal financial
                                              and accounting officer)

                                              Date: November 15, 1999