Form 10-K
period 1999-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2000-03-28
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
|X| Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999
                          -----------------

Commission file number 000-21553
                       -----------


                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Ohio                                   34-1109469
---------------------------------------      ----------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    6001 Landerhaven Drive       Mayfield Heights, Ohio         44124
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

Securities registered pursuant to Section 12(g)of the Act:
                                              Common Stock, without par value
                                              --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregated market value of voting stock held by nonaffiliates of the Registrant as of March 10, 2000 was $7,286,000.

As of March 10, 2000, there were 8,072,777 shares of the Registrant's Common Stock issued and outstanding.

Documents incorporated by reference:
Portions of the 1999 Annual Report - Parts I and II
Portions of the Proxy Statement for the 2000 Annual Meeting - Part III

                          METROPOLITAN FINANCIAL CORP.

                                 1999 FORM 10-K
                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business.......................................................................................................  3

Item 2.  Properties..................................................................................................... 27

Item 3.  Legal Proceedings.............................................................................................. 27

Item 4.  Submission of Matters to a Vote of Security Holders............................................................ 27

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.......................................... 29

Item 6.  Selected Financial Data........................................................................................ 30

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 30

Item 7A. Quantitative and Qualitative Disclosures about Market Risk..................................................... 30

Item 8.  Financial Statements and Supplementary Data.................................................................... 30

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure........................... 30

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............................................................. 30

Item 11. Executive Compensation......................................................................................... 30

Item 12. Security Ownership of Certain Beneficial Owners and Management................................................. 30

Item 13. Certain Relationships and Related Transactions................................................................. 30

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................................. 31

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

         Robert M. Kaye of Rumson, New Jersey, is Metropolitan's current majority shareholder. Mr. Kaye acquired Metropolitan in 1987 and remained sole shareholder until the initial public offering of Metropolitan's Common Stock in October 1996. Currently, Mr. Kaye owns 75.1% of Metropolitan's outstanding Common Stock. Mr. Kaye has the ability to decide the outcome of matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Corporation and has ultimate control of the Corporation and the Bank. In addition, Mr. Kaye is Chairman of the Board and Chief Executive Officer of the Corporation and the Bank.

         At December 31, 1999, we operated 20 full service retail sales offices in Northeastern Ohio. As of December 31, 1999, we also maintained 8 real estate loan production offices. As a secondary line of business, we service mortgage loans for various investors.

         At December 31, 1999, we had total assets of $1.6 billion, total deposits of $1.1 billion and shareholders' equity of $44.9 million. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to applicable limits.

         At December 31, 1999, we directly or indirectly owned the following wholly-owned subsidiaries:

ACTIVE SUBSIDIARIES                                               INACTIVE SUBSIDIARIES
-------------------                                               ---------------------
-        Metropolitan Bank and Trust Company                     -   MetroCapital Corporation
-        Kimberly Construction Company                           -   Metropolitan Securities Corporation
-        Metropolitan Capital Trust I                            -   Metropolitan Savings Service
-        Metropolitan Capital Trust II                               Corporation


         The Bank changed its name from Metropolitan Savings Bank of Cleveland to Metropolitan Bank & Trust Company in April 1998. We formed Metropolitan Capital Trust I during 1998 to facilitate the issuance of cumulative trust preferred securities. We formed Metropolitan Capital Trust II in 1999 to issue a second series of trust preferred securities. Kimberly Construction Company's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of bank premises.

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

         Loan Portfolio Composition. The following table presents the composition of our loan portfolio, including loans held for sale, in dollar amounts and as a percentage of all loans before deductions for loans in process, deferred fees and discounts and allowance for losses on loans.

                                                                        DECEMBER 31,
                                                                        ------------
                                                  1999                      1998                       1997
                                                  ----                      ----                       ----
                                          AMOUNT        PERCENT     AMOUNT        PERCENT      AMOUNT        PERCENT
                                          ------        -------     ------        -------      ------        -------
                                                                   (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
  One- to four-family                   $  295,061        23.5%    $189,182         17.4%     $146,685         19.2%
  Multifamily                              292,015        23.3      337,412         31.1       194,450         25.4
  Commercial                               247,455        19.7      228,825         21.1       166,593         21.8
  Construction and land                    156,112        12.4      137,023         12.6       116,829         15.3
  Held for sale                              5,866         0.5        9,416          0.9        14,230          1.8
                                         ---------       -----    ---------        -----       -------        -----
         Total real estate loans           996,509        79.4      901,858         83.1       638,787         83.5
CONSUMER LOANS                             143,585        11.4       96,115          8.8        68,590          9.0
CONSUMER HELD FOR SALE                         852         0.1        5,601          0.5            --           --
BUSINESS AND OTHER LOANS                   114,333         9.1       82,317          7.6        57,496          7.5
                                         ---------       -----    ---------        -----       -------        -----
         Total loans                     1,255,279       100.0%   1,085,891        100.0%      764,873        100.0%
                                                         =====                     =====                      =====
LESS:
Loans in process                            56,212                   46,001                     46,833
Deferred fees, net                           4,548                    5,013                      4,108
Discount (premium) on
  loans, net                                (7,178)                 (5,320)                        425
Allowance for losses on
  loans                                     11,025                    6,909                      5,622
                                         ---------                ---------                    -------
         TOTAL LOANS
           RECEIVABLE, NET              $1,190,672               $1,033,288                   $707,885
                                         =========                =========                    =======


                                                      DECEMBER 31,
                                                      ------------
                                           1996                       1995
                                           ----                       ----
                                      AMOUNT      PERCENT       AMOUNT      PERCENT
                                      ------      -------       ------      -------
                                                (DOLLARS IN THOUSANDS)

REAL ESTATE LOANS:
  One- to four-family              $114,758        16.8%      $76,259         15.0%
  Multifamily                       276,544        40.3       231,459         45.8
  Commercial                        135,635        19.8       109,403         21.5
  Construction and land              71,697        10.5        48,210          9.5
  Held for sale                       8,973         1.3         1,504          0.2
                                    -------       -----       -------        -----
         Total real estate loans    607,607        88.7       466,835         92.0
CONSUMER LOANS                       54,180         7.9        32,214          6.3
CONSUMER HELD FOR SALE                   --           --           --           --
BUSINESS AND OTHER LOANS             23,508         3.4         8,703          1.7
                                    -------       -----       -------        -----
         Total loans                685,295       100.0%      507,752        100.0%
                                                  =====                      =====
LESS:
Loans in process                     31,758                    23,373
Deferred fees, net                    2,336                     1,220
Discount (premium) on
  loans, net                            560                       544
Allowance for losses on
  loans                               4,175                     2,765
                                    -------                   -------
         TOTAL LOANS
           RECEIVABLE, NET         $646,466                  $479,850
                                    =======                   =======


         We had commitments to originate or purchase fixed and adjustable rate loans of $42.5 million and $78.9 million, respectively, at December 31, 1999. In addition, we had firm commitments to sell loans of $4.6 million at December 31, 1999.

         The following table presents the composition of our loan portfolio, including loans held for sale, in dollar amounts and as a percentage of all loans before deductions for loans in process, deferred fees and discounts and allowance for losses on loans by fixed and adjustable rates.

                                                                                                  DECEMBER 31,
                                                 1999                      1998                       1997
                                                 ----                      ----                       ----
                                          AMOUNT       PERCENT      AMOUNT      PERCENT        AMOUNT     PERCENT
                                          ------       -------      ------      -------        ------     -------
                                                                                             (DOLLARS IN THOUSANDS)

FIXED RATE LOANS:
Real estate:
  One- to four-family                  $   112,627        9.0%     $ 76,566        7.1%       $ 59,058       7.7%
  Multifamily                              147,820       11.8       194,521       17.9          60,136       7.9
  Commercial                               129,865       10.3       147,860       13.6          52,390       6.9
  Construction and land                     16,394        1.3        27,849        2.6          20,854       2.7
  Held for sale                              5,866        0.5         8,920        0.8           6,294       0.8
                                         ---------       ----     ---------       ----         -------      ----
         Total fixed rate real
           estate loans                    412,572       32.9       455,716       42.0         198,732      26.0
Consumer                                   137,678       10.9        93,689        8.6          61,307       8.0
Consumer held for sale                         852        0.1         5,601        0.5              --        --
Business and other                          46,849        3.7        25,526        2.4          19,575       2.6
                                         ---------       ----     ---------       ----         -------      ----
         Total fixed rate loans            597,951       47.6%      580,532       53.5%        279,614      36.6%
                                         ---------       ====     ---------       ====         -------      ====
ADJUSTABLE RATE LOANS:
Real estate:
One- to four-family                        182,434       14.5%      112,616       10.4%         87,627      11.5%
Multifamily                                144,195       11.5       142,891       13.2         134,314      17.6
Commercial                                 117,590        9.4        80,965        7.5         114,203      14.9
Construction and land                      139,718       11.1       109,174       10.0          95,975      12.5
Held for sale                                   --         --           496        0.0           7,936       1.0
                                        ----------       ----     ---------       ----         -------      ----
         Total adjustable rate
           real estate loans               583,937       46.5       446,142       41.1         440,055      57.5
Consumer                                     5,907        0.5         2,426        0.2           7,283       0.9
Business and other                          67,484        5.4        56,791        5.2          37,921       5.0
                                        ----------       ----     ---------       ----         -------      ----
         Total adjustable rate
           loans                           657,328       52.4%      505,359       46.5%        485,259      63.4%
                                        ----------       ====     ---------       ====         -------      ====
LESS:
Loans in process                            56,212                   46,001                     46,833
Deferred fees, net                           4,548                    5,013                      4,108
Discount (premium) on
  loans, net                                (7,178)                 (5,320)                        425
Allowance for losses
  on loans                                  11,025                    6,909                      5,622
                                         ---------                ---------                    -------
         TOTAL LOANS
           RECEIVABLE, NET              $1,190,672               $1,033,288                   $707,885
                                         =========                =========                    =======



                                               1996                      1995
                                               ----                      ----
                                        AMOUNT      PERCENT       AMOUNT      PERCENT
                                        ------      -------       ------      -------


FIXED RATE LOANS:
Real estate:
  One- to four-family                   $ 41,436      6.1%        $ 35,042       6.9%
  Multifamily                             88,529     12.9           71,909      14.2
  Commercial                              34,726      5.1           17,615       3.5
  Construction and land                      392      0.0               39       0.0
  Held for sale                            2,531      0.4            1,504       0.3
                                         -------     ----          -------      ----
         Total fixed rate real
           estate loans                  167,614     24.5          126,109      24.9
Consumer 137,678                          46,725      6.8           32,214       6.3
Consumer held for sale                        --       --               --        --
Business and other                         5,650      0.8            2,744       0.5
                                         -------     ----          -------      ----
         Total fixed rate loans          219,989     32.1%         161,067      31.7%
                                         -------     ====          -------      ====
ADJUSTABLE RATE LOANS:
Real estate:
One- to four-family                       73,322     10.7%          41,217       8.1%
Multifamily                              188,015     27.5          159,550      31.4
Commercial                               100,909     14.7           91,788      18.1
Construction and land                     71,305     10.4           48,171       9.5
Held for sale                              6,442      0.9               --
                                         -------      ---          -------      ----
         Total adjustable rate
           real estate loans             439,993     64.2          340,726      67.1
Consumer                                   7,455      1.1               --        --
Business and other                        17,858      2.6            5,959       1.2
                                         -------     ----          -------      ----
         Total adjustable rate
           loans                         465,306     67.9%         346,685      68.3%
                                         -------     ====          -------      ====
LESS:
Loans in process                          31,758                    23,373
Deferred fees, net                         2,336                     1,220
Discount (premium) on
  loans, net                                 560                       544
Allowance for losses
  on loans                                 4,175                     2,765
                                         -------                   -------
         TOTAL LOANS
           RECEIVABLE, NET              $646,466                  $479,850
                                         =======                   =======

         The following table illustrates the contractual maturity of our loan portfolio, including loans held for sale at December 31, 1999. The table shows loans that have adjustable or renegotiable interest rates as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments, enforcement of due-on-sale clauses, or amortization of premium, discounts, or deferred loan fees. The table includes demand loans, loans having no stated maturity and overdraft loans in the due in one year or less category.

                                                          DUE AFTER
                                                          ONE YEAR
                                  DUE IN ONE               THROUGH               DUE AFTER
                                  YEAR OR LESS            FIVE YEARS             FIVE YEARS                  TOTAL
                                  ------------            ----------             ----------                  -----
                                         WEIGHTED               WEIGHTED                WEIGHTED                  WEIGHTED
                                          AVERAGE                AVERAGE                 AVERAGE                   AVERAGE
                               AMOUNT      RATE       AMOUNT      RATE       AMOUNT       RATE         AMOUNT       RATE
                               ------      ----       ------      ----       ------       ----         ------       ----
                                                                (DOLLARS IN THOUSANDS)

REAL ESTATE:
  One- to four-family           $  282      6.86%     $ 1,415       8.48%     $293,364      6.38%    $  295,061       6.39%
  Multifamily                       70      9.25        2,507       7.87       289,438      8.19        292,015       8.19
  Commercial                       733      8.53        4,910       9.46       241,812      8.18        247,455       8.21
  Construction and land        111,157      8.77       37,949       9.09         7,006      8.75        156,112       8.84
CONSUMER                           416     10.72       16,899       9.37       126,270     10.71        143,585      10.55
BUSINESS                        36,834      8.95       28,508       8.84        48,991      8.27        114,333       8.63
                               -------                 ------                ---------                ---------
    Total                     $149,492      8.81%     $92,188       9.04%   $1,006,881      7.98%    $1,248,561       8.16%
                               =======                 ======                =========                =========

         The total amount of loans due after December 31, 2000 which have fixed interest rates is $575.1 million. The total amount of loans due after that date which have floating or adjustable rates is $523.9 million.

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

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                 1999              1998               1997
                                                 ----              ----               ----
                                                              (IN THOUSANDS)

ORIGINATIONS BY TYPE:
ADJUSTABLE RATE:
Real Estate:
  One- to four-family                          $ 115,866         $  77,297         $  28,017
  Multifamily                                      4,515            29,215            12,600
  Commercial                                      36,810             9,350            29,304
  Construction and land                          124,879            73,125            77,062
  Consumer                                        22,860            18,888            12,719
  Business                                        38,893             8,606            27,058
                                               ---------         ---------         ---------
         Total adjustable rate                   343,823           216,481           186,760
                                               ---------         ---------         ---------
FIXED RATE:
Real Estate:
  One- to four-family                            158,326           223,846            53,712
  Multifamily                                     29,934            75,626             9,490
  Commercial                                      13,475            84,511             1,300
  Construction and land                           16,467            16,229            25,333
  Consumer                                         3,518            66,941            17,598
  Business                                        29,493            20,137            15,003
                                               ---------         ---------         ---------
         Total fixed rate                        251,213           487,290           122,436
                                               ---------         ---------         ---------
           Total loans originated                595,036           703,771           309,196
                                               ---------         ---------         ---------
PURCHASES BY TYPE:
ADJUSTABLE RATE:
Real Estate:
  One- to four-family                                 --                --                90
  Multifamily                                     40,908            21,611            19,433
  Commercial                                       3,543            36,458            22,541
  Construction and land                               --             1,365               347
  Consumer                                            --                --                --
                                               ---------         ---------         ---------
         Total adjustable rate                    44,451            59,434            42,411
                                               ---------         ---------         ---------
FIXED RATE:
Real Estate:
  One- to four-family                                532             1,077                --
  Multifamily                                     53,584           118,434            23,195
  Commercial                                      15,891            70,753            46,729
  Construction and land                              280             4,072             1,975
  Consumer                                        26,583            23,622            16,900
                                               ---------         ---------         ---------
         Total fixed rate                         96,870           217,958            88,799
                                               ---------         ---------         ---------
           Total loans purchased                 141,321           277,392           131,210
                                               ---------         ---------         ---------
SALES:
Real Estate:
  One- to four-family                           (144,446)         (233,620)          (34,887)
  Multifamily                                    (42,776)           (6,117)           (9,678)
  Commercial                                      (9,238)          (30,055)          (20,782)
  Construction and land                               --            (3,496)             (600)
  Business                                            --              (559)               --
                                               ---------         ---------         ---------
         Total loan sales                       (196,460)         (273,847)          (65,947)
                                               ---------         ---------         ---------
Loans securitized                               (108,812)         (100,710)          (98,325)
Principal repayments                            (261,696)         (285,588)         (196,556)
                                               ---------         ---------         ---------
         Total reductions                       (566,968)         (660,145)         (360,828)
                                               ---------         ---------         ---------
Increase (decrease) in other items, net          (12,005)            4,385           (18,159)
                                               ---------         ---------         ---------
NET INCREASE                                   $ 157,384         $ 325,403         $  61,419
                                               =========         =========         ---------

         Multifamily Lending. Historically, our largest emphasis has been on multifamily real estate loans. We originate these loans from our present customers, contacts within the investor community, and referrals from mortgage brokers. We have become known for originating multifamily loans in our primary multifamily lending markets of Ohio, Kentucky, Michigan, Pennsylvania, and New Jersey. Although we operate full service retail sales offices solely in Northeast Ohio, we have loan origination offices in Southern Ohio, Western Pennsylvania, and Southeastern Michigan. We have purchased multifamily loans from selected banks, particularly in California.

         At December 31, 1999, our multifamily loans totaled $292.0 million, with an average loan size of approximately $478,000. Currently, we emphasize the origination of multifamily fixed and adjustable loans with principal amounts of $1.0 million to $6.0 million. Adjustable loans are priced on a one-, three- or five-year treasury rates with amortization periods of 25 or 30 years. Fixed rate loans are priced at a spread over the ten-year treasury rate. The loans are subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Typically, the loans have balloon maturities of 10 years. The maximum loan to value ratio of multifamily residential loans is 75%.

         Apartment buildings, generally with less than 75 residential units, typically secure multifamily loan originations. Our underwriting process includes a site evaluation and involves an evaluation of the borrower, whether the borrower is an individual or a group of individuals acting as a separate entity. We review the financial statements of each of the individual borrowers and often obtain personal guarantees in an amount equal to the original principal amount of the loan. In addition, we complete an analysis of debt service coverage of the property. Debt service coverage requirements are determined based upon the individual characteristics of each loan. Typically, these requirements range from a ratio of 1.15:1 to 1.30:1.

         At December 31, 1999, $236.8 million or 81.1% of our multifamily loan portfolio represented loans we purchased from a variety of sources. Prior to purchasing these loans, we use a similar underwriting process with substantially the same standards as for our originated loans. In some cases, when we consider the purchase of a portfolio with a considerable number of moderate balance loans, we use an independent contract inspector for property inspections. Real estate in Ohio secures 18.7% of our multifamily loan portfolio. Underlying real estate for the remaining loans is located primarily in California, Michigan, Pennsylvania, and New Jersey.

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

         Commercial Real Estate Lending. At December 31, 1999, permanent loans secured by commercial real estate totaled $247.5 million or 19.7% of our total portfolio. The average size of these loans was $656,000. Of this amount, we originated $127.2 million or 51.4% and $120.2 million or 48.6% represented loans purchased from a variety of sources, predominantly other financial institutions.

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

         We purchase commercial real estate loans secured by strip shopping centers and small office buildings to supplement our origination of commercial real estate loans. As a result of customer referrals and mortgage brokers, we make loans on commercial real estate in many states, but predominantly in Ohio, Pennsylvania, Northern Kentucky, Michigan and California.

         We recognize that commercial real estate loans generally involve a higher degree of risk than the financing of one- to four-family residential real estate. These loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on these loans is typically dependent upon the successful operation of the related real estate project and is subject to certain risks including excessive vacancy due to tenant turnover and inadequate rental income levels. In addition, the profitability of the business operating in the property may affect the borrower's ability to make timely payments. In order to manage and reduce these risks, we focus our commercial real estate lending on existing properties with a record of satisfactory performance and target retail strip centers and office buildings with multiple tenants.

         The following table presents information as to the locations and types of properties securing the multifamily and commercial real estate portfolio as of December 31, 1999. As of such date, we had loans in 44 states. Properties securing loans in 41 states are aggregated in the table because none of those states exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

                             NUMBER
                            OF LOANS       PERCENT       PRINCIPAL        PERCENT
                                           (DOLLARS IN THOUSANDS)

Ohio:
  Apartments                    98          10.4%        $ 54,656          10.1%
  Office buildings              33           3.5           24,147           4.5
  Retail centers                17           1.8           11,179           2.1
  Other                         26           2.7           14,837           2.7
                          --------         -----         --------         -----
         Total                 174          18.4          104,819          19.4
                          --------         -----         --------         -----
California:
  Apartments                   256          27.1          126,558          23.5
  Office buildings              32           3.4           12,488           2.3
  Retail centers                63           6.7           32,719           6.1
  Other                         27           2.8           13,794           2.5
                          --------         -----         --------         -----
         Total                 378          40.0          185,559          34.4
                          --------         -----         --------         -----
Pennsylvania:
  Apartments                    35           3.7           14,360           2.7
  Office buildings              11           1.2           33,740           6.2
  Retail centers                 4           0.4           13,784           2.6
  Other                          5           0.5            2,744           0.5
                          --------         -----         --------         -----
         Total                  55           5.8           64,628          12.0
                          --------         -----         --------         -----
Other states:
  Apartments                   221          23.4           96,441          17.9
  Office Buildings              34           3.6           34,474           6.4
  Retail centers                39           4.1           26,591           4.9
  Other                         45           4.7           26,957           5.0
                          --------         -----         --------         -----
         Total                 339          35.8          184,463          34.2
                          --------         -----         --------         -----
                               946         100.0%        $539,469         100.0%
                          ========         =====         ========         =====

         The following table presents aggregate information as to the type of security as of December 31, 1999:

                                        AVERAGE
                           NUMBER       BALANCE
                          OF LOANS      PER LOAN        PRINCIPAL       PERCENT
                                           (DOLLARS IN THOUSANDS)

Apartments                   610        $    478        $292,015         54.1%
Office buildings             110             953         104,849         19.4
Retail centers               123             685          84,273         15.6
Other                        103             566          58,332         10.9
                             ---                        --------        -----
         Total               946        $    570        $539,469        100.0%
                             ===                        ========        =====

         One- to Four-family Residential Lending. We originate our one- to four-family residential loans through our full service retail sales offices, commissioned loan officers, correspondent lenders, our telemarketing department, or our residential loan origination offices in Ohio and Michigan. We have focused our one- to four-family residential lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied residences. As of December 31, 1999, the one- to four-family residential mortgages totaled $295.1 million or 23.5% of our loan portfolio.

         We emphasize the origination of conventional ARM loans for retention in our loan portfolio and fixed rate loans suitable for sale in the secondary market. In addition, we offer fixed rate end loan financing to borrowers building homes with our approved construction loan builders. We retain only a limited dollar amount of this fixed rate end loan financing in our portfolio. Properties located in Northeastern Ohio secure substantially all of the one- to four-family residential mortgage loans originated for retention in our portfolio. At December 31, 1999, our fixed rate residential mortgage loan portfolio totaled $112.6 million, or 9.0%, of our total loan portfolio.

         We are presently originating three types of ARM products for our portfolio. These products offer different features including the index upon which the interest rate is based and the period for rate adjustment. We originate ARMs with terms to maturity of up to 30 years. Borrowers are qualified based upon secondary market requirements.

         At December 31, 1999, $4.3 million, or 1.5% of our one- to four-family residential loan portfolio represented loans we purchased from a variety of sources. We use an underwriting process with substantially the same standards as for our originated loans when purchasing these loans.

         Construction Lending and Land Development. We originate construction loans on single family homes to local builders in our primary lending market and to individual borrowers on owner-occupied properties. We also make loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Our primary market area for construction lending is in Northeastern Ohio, in the counties of Cuyahoga, Lake, Geauga, Summit, Medina, Portage, and Lorain. During 1999, we opened a construction loan office in the high volume Columbus, Ohio market to originate single family construction loans.

         The following table presents the number, amount, and type of properties securing construction and land development loans at December 31, 1999:

                                                                NUMBER OF          PRINCIPAL
                                                                  LOANS             BALANCE
                                                                  -----             -------
                                                                   (DOLLARS IN THOUSANDS)

RESIDENTIAL CONSTRUCTION LOANS:
  Owner-occupied                                                      78             $ 21,323
  Builder presold                                                     43               10,972
  Builder model homes                                                180               44,843
  Builder lines of credit                                             26               30,809
  Lot loans                                                           68               16,194
  Development loans                                                   32               24,231
                                                                     ---              -------
         Total residential construction loans                        427              148,372
NONRESIDENTIAL CONSTRUCTION LOANS:
  Multifamily                                                          3                3,175
  Commercial                                                           1                  447
                                                                     ---               ------
         Total nonresidential construction loans                       4                3,622
LAND LOANS                                                             6                4,118
                                                                     ---              -------
         Total                                                       437             $156,112
                                                                     ===              =======

         The risk of loss on a construction loan largely depends upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost of the project. We review the borrower's financial position and require a personal guarantee on all builder loans. We base all loans upon the appraised value of the underlying collateral, as completed.

         We establish a maximum loan to value ratio for each type of loan based upon the contract price, cost estimate or appraised value, whichever is less. The maximum loan to value ratio by type of construction loan is as follows:

         -        owner-occupied homes--80%;

         -        builder presold homes--80%;

         -        builder models or speculative homes--75%;

         -        lot loans--75%;

         - development loans--75% (development of single-family home lots for resale to builders); and

         - builder lines of credit--75% (development of land for cluster or condominium projects which will be part of builder line of credit).

         All construction loans that we make to builders are for relatively short terms (6 to 24 months) and are at an adjustable rate of interest. Owner-occupied loans are generally fixed rate.

         We offer builders lines of credit to build single family homes. We secure all lines of credit by the homes that are built with the draws under such credit agreements. Most of the homes built with the line of credit funds are presold homes. We base draws upon the percentage of completion. At all times, we retain enough funds to complete the home.

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

         Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 1999, secured loans comprised $130.3 million or 90.2% of the $144.4 million consumer loan portfolio. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections depends upon the borrower's continuing financial stability. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount recovered on such loans in the event of default.

         In order to supplement the growth in the consumer loan portfolio, we have purchased loans through correspondent lenders and bulk portfolios offered for sale. At December 31, 1999, purchased consumer loans represented $89.0 million, or 61.6% of the outstanding balance of consumer loans. Second mortgages on one- to four-family homes, and first liens on automobiles, or manufactured housing are the primary collateral types for these loans. In 1997, we acquired two packages of subprime loans totaling $6.3 million. Subprime loans are loans where the borrower's credit rating is below an A grade. These loans require more intensive collection techniques. However, the yield is significantly higher to cover these incremental costs. In 1998, we acquired an additional loan package of $5.0 million of subprime loans also secured by manufactured housing. No additional subprime loans were added to the portfolio in 1999. Total subprime loans were $4.1 million, or 2.8% of total consumer loans at December 31, 1999.

         At December 31, 1999, our credit card portfolio had an outstanding balance of $6.7 million with $29.5 million in unused credit lines. Of the outstanding balance, $2.5 million related to cards we originated and $4.2 million related to credit card relationships we purchased.

         Business Lending. We began offering business loans in 1994. At December 31, 1999, we had $114.3 million of business loans outstanding against available lines of credit totaling $131.1 million. Our business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, our business lending has been limited to borrowers headquartered, or doing business in, our retail market area. These loans are generally adjustable interest rate loans at some margin over the prime interest rate and some are guaranteed by the Small Business Administration.

         The following table sets forth information regarding the number and amount of our business loans as of December 31, 1999:

                                                                                    OUTSTANDING
                                                       NUMBER        TOTAL LOAN       PRINCIPAL
                                                      OF LOANS       COMMITMENT        BALANCE
                                                      --------       ----------        -------
                                                               (DOLLARS IN THOUSANDS)

LOANS SECURED BY:
  Accounts receivable, inventory and equipment             106        $ 22,900        $ 16,200
  Second lien on real estate                                 5           6,100           5,900
  First lien on real estate                                151          96,533          87,833
  Specific equipment and machinery                          12           1,100           1,100
  Titled vehicles                                           23             700             700
  Stocks and bonds                                           1             200              --
  Certificates of deposit                                   12           2,000           1,200
UNSECURED LOANS                                             21           1,600           1,400
                                                      --------        --------        --------
  Total                                                    331        $131,133        $114,333
                                                      ========        ========        ========

         Business loans differ from residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real property whose value is more easily ascertainable. Business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of business loans may depend substantially upon the success of the business. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. We work to reduce this risk by carefully underwriting business loans.

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

         During the fourth quarter of 1999, we completed the securitization of $108.8 million of multifamily loans in a program with FannieMae. This program uses insurance to provide the credit enhancement necessary to achieve a satisfactory rating. We are servicing the loans as mortgage-backed securities for FannieMae. We completed a similar securitization of $93.0 million of multifamily loans in 1997. During the fourth quarter of 1998, we completed the securitization of $101.0 million of commercial real estate loans with a private issuer in a non-rated structure. Similar to the other securitization transactions, we used an insurance policy to assume a portion of the credit risk. In addition to decreasing loans receivable and increasing mortgage-backed securities, the securitizations have provided several other benefits, including the following:

         - improvement in the credit risk profile of the Bank's balance sheet by converting whole loans into mortgage-backed securities guaranteed by others;

         -        reduction of the required level of risk-based capital; and

         - addition of high quality collateral which can be pledged for borrowings in the secondary market to fund future loan growth.

         We also sell whole loans or participations in multifamily and commercial real estate loans to private investors and retain the right to service the loans. We make the majority of our sales of multifamily and commercial real estate loans under individually negotiated whole loan or participation sales agreements. These sales are for individual loans or for a package of loans. During 1999, we sold $52.0 million of multifamily and commercial real estate participations. The Bank may seek a participant when a loan would otherwise exceed the loan-to-one borrower limit. We have sold other loans to manage geographic concentration or interest rate risk.

LOAN SERVICING ACTIVITIES

         At December 31, 1999, our overall servicing portfolio had a value of $2.3 billion. Of that amount, loans serviced for others totaled $1.7 billion. The following table summarizes the portfolio by investor and source:

                                                       ORIGINATED        PURCHASED         PORTFOLIO
                                                        SERVICING        SERVICING         SERVICING             TOTAL
                                                        ---------        ---------         ---------             -----
                                                                           (DOLLARS IN THOUSANDS)

One- to Four-family:
  Metropolitan portfolio                                       --               --          $295,391          $  295,391
  FreddieMac                                             $362,538         $381,039                --             743,577
  FannieMae                                                48,395          494,062                --             542,457
  Private investors                                        33,960            6,725                --              40,685
                                                          -------          -------           -------           ---------
         Total One- to Four-family                        444,893          881,826           295,391           1,622,110
                                                          -------          -------           -------           ---------
Multifamily and Commercial:
  Metropolitan portfolio                                       --               --           386,674             386,674
  FreddieMac                                                1,533            1,578                --               3,111
  FannieMae                                               108,723           63,329                --             172,052
  Private investors                                       108,030           24,466                --             132,496
                                                          -------          -------           -------           ---------
         Total Multifamily and
           Commercial                                     218,286           89,373           386,674             694,333
                                                          -------          -------           -------           ---------
           Total                                         $663,179         $971,199          $682,065          $2,316,443
                                                          =======          =======           =======           =========

         Generally, we service the loans we originate. When we sell loans to an investor, such as FreddieMac or FannieMae, we generally retain the servicing rights for the loans. We receive fee income for servicing these sold loans at various percentages based upon the unpaid principal balances of the loans serviced. We collect and retain service fees out of monthly mortgage payments. To further increase our servicing fee income, the Bank has aggressively pursued purchases of servicing portfolios from other originating institutions. These purchased servicing portfolios are primarily FreddieMac and FannieMae single family loans that are secured by homes located within the eastern half of the nation. At December 31, 1999, the unpaid principal balance of our purchased servicing portfolio was $971.2 million. The related balance of purchased mortgage servicing rights was $5.4 million.

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

         The following table sets forth information concerning delinquent loans at December 31, 1999, in dollar amounts and as a percentage of each category of the loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue.

                                    60-89 DAYS                    90 DAYS AND OVER              TOTAL DELINQUENT LOANS
                                    ----------                    ----------------              ----------------------
                                                 PERCENT                         PERCENT                         PERCENT
                                                 OF LOAN                         OF LOAN                         OF LOAN
                            NUMBER    AMOUNT    CATEGORY     NUMBER    AMOUNT   CATEGORY     NUMBER     AMOUNT  CATEGORY
                            ------    ------    --------     ------    ------   --------     ------     ------  --------
                                                                (DOLLARS IN THOUSANDS)

REAL ESTATE
  One- to four-family           1        $  27      0.01%        6   $   1,183       0.39%        7   $   1,210     0.40%
  Multifamily                  --           --        --        --          --         --        --          --       --
  Commercial                    4        2,364      0.96         5       1,696       0.69         9       4,060     1.64
  Construction and land         1          129      0.08         1          41       0.03         2         170     0.11
CONSUMER                       62          566      0.40       395       4,204       2.91       457       4,770     3.31
BUSINESS                        3        1,278      1.12        14       2,257       1.97        17       3,535     3.09
                               --        -----                 ---       -----                  ---      ------
    Total                      71       $4,364      0.35%      421      $9,381       0.75%      492     $13,745     1.10%
                               ==        =====                 ===       =====                  ===      ======

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

                                                                      DECEMBER 31,
                                   1999                1998              1997               1996              1995
                                   ----                ----              ----               ----              ----
                                    PERCENT OF           PERCENT OF        PERCENT OF         PERCENT OF        PERCENT OF
                                     LOANS IN             LOANS IN          LOANS IN           LOANS IN          LOANS IN
                                       EACH                 EACH              EACH               EACH              EACH
                                    CATEGORY TO          CATEGORY TO       CATEGORY TO        CATEGORY TO       CATEGORY TO
                                       TOTAL                TOTAL             TOTAL              TOTAL             TOTAL
                             AMOUNT    LOANS     AMOUNT     LOANS    AMOUNT   LOANS    AMOUNT    LOANS  AMOUNT     LOANS
                             ------    -----     ------     -----    ------   -----    ------    -----  ------     -----
                                                                (DOLLARS IN THOUSANDS)

One-to four-family           $  778     24.0%    $  304     18.3%   $  237     19.8%   $  228     17.1%  $  172      15.2%
Multifamily                     904     23.3        648     31.1       482     25.4     1,020     40.8      887      45.8
Commercial real estate        1,281     19.7      1,019     21.1     1,400     23.0       937     20.3      676      21.5
Construction and land           550     12.4        237     12.6       353     15.0       193     10.5      167       9.5
Consumer                      3,947     11.5      2,335      9.3     2,132      9.0     1,182      7.9      512       6.3
Business                      2,462      9.1      1,675      7.6       456      7.5       197      3.4       74       1.7
Unallocated                   1,103        --       691       --       562      --        418       --      277        --
                             ------     -----     -----    -----     -----   -----      -----    -----    -----     -----
         Total              $11,025    100.0%    $6,909    100.0%   $5,622    100.0%   $4,175    100.0%  $2,765     100.0%
                             ======    =====      =====    =====     =====    =====     =====    =====    =====     =====

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

The following table summarizes the amounts and the distribution of securities held as of the dates indicated:

                                                                     AT DECEMBER 31,
                                                                     ---------------
                                                     1999                 1998                  1997
                                                     ----                 ----                  ----
                                                                 (DOLLARS IN THOUSANDS)

SECURITIES:
   Mutual funds                                       $   835              $ 2,059              $ 1,706
   Tax-exempt bond                                     14,699               14,817                4,740
   Revenue bond                                         1,180                1,400                   --
   FreddieMac preferred stock                           6,150                7,500                   --
   FreddieMac note                                      9,764                9,884                   --
   FannieMae notes                                     19,080                   --                   --
   Federal Home Loan Bank stock                        10,948                6,054                5,350
                                                       ------               ------               ------
      Total                                           $62,656              $41,714              $11,796
                                                       ======               ======               ======
OTHER INTEREST-EARNING ASSETS:
   Interest-bearing deposits with banks                $2,750               $9,275               $1,961
   Term repurchase agreements                              --                   --                6,397
                                                        -----                -----                -----
      Total                                            $2,750               $9,275               $8,358
                                                        =====                =====                =====

   The following table sets forth the contractual maturities and approximate weighted average yields of debt securities at December 31, 1999.

                                                                   DUE IN
                                                                   ------
                                         ONE YEAR           FIVE TO        MORE THAN
                                          OR LESS          TEN YEARS       TEN YEARS           TOTAL
                                          -------          ---------       ---------           -----
                                                           (DOLLARS IN THOUSANDS)

Tax-exempt bond                              --            $    --          $14,699           $14,699
Revenue bond                                 --              1,180               --             1,180
FreddieMac note                              --              9,764               --             9,764
FannieMae notes                              --              9,695            9,385            19,080
                                             --             ------           ------            ------
   Total                                     --            $20,639          $24,084           $44,723
                                             ==             ======           ======            ======
Weighted average tax-equivalent yield        --               6.06%            8.92%             7.60%


MORTGAGE-BACKED SECURITIES PORTFOLIO

         Mortgage-backed securities offer higher rates than treasury or agency securities with similar maturities because the timing of the repayment of principal can vary based on the level of prepayments. However, they offer lower yields than similar loans because the risk of loss of principal is often guaranteed by the issuing entity or through mortgage insurance. We acquire mortgage-backed securities through purchases and securitization of loans from our portfolio. As rates have risen during 1999, we experienced a decrease in prepayments on mortgage-backed securities over the level experienced in 1998 and 1997. We classify all mortgage-backed securities as available for sale. The following table sets forth the fair market value of mortgage-backed securities portfolio at the dates indicated.

                                                         AT DECEMBER 31,
                                                         ---------------
                                               1999            1998            1997
                                               ----            ----            ----
                                                     (DOLLARS IN THOUSANDS)

FannieMae pass-through certificates          $112,675        $ 61,705        $ 97,146
GNMA pass-through certificates                 29,526           5,870           8,037
FreddieMac participation certificates           6,609          13,149          37,714
BPA Commercial Capital L.L.C
   mortgage-backed security                    92,492         100,995              --
FreddieMac Collateralized Mortgage
   Obligation                                   8,518           8,494              --
FannieMae Collateralized Mortgage
   Obligation                                   5,703           7,868              --
Other                                             204             214             270
                                             --------        --------        --------
   Total                                     $255,727        $198,295        $143,167
                                             ========        ========        ========

         The following table sets forth the contractual maturities and approximate weighted average yields of mortgage-backed securities at December 31, 1999.

                                                                     DUE IN
                                                                     ------
                                              ONE            FIVE
                                            YEAR TO         TO TEN             OVER
                                          FIVE YEARS         YEARS           TEN YEARS          TOTAL
                                          ----------         -----           ---------          -----
                                                          (DOLLARS IN THOUSANDS)

FannieMae pass-through
   certificates                            $  3,484         $105,722         $  3,469         $112,675
GNMA pass-through certificates                   46               --           29,480           29,526
FreddieMac participation
  certificates                                   --               --            6,609            6,609
BPA Commercial Capital L.L.C
   Mortgage-backed security                      --               --           92,492           92,492
FreddieMac Collateralized
   Mortgage Obligation                           --               --            8,518            8,518
FannieMae Collateralized
   Mortgage Obligation                           --               --            5,703            5,703
Other                                            --               --              204              204
                                           --------         --------         --------         --------
   Total mortgage-backed securities        $  3,530         $105,722         $146,475         $255,727
                                           ========         ========         ========         ========
Weighted average yield                         6.87%            7.20%            6.49%            6.79%

SOURCES OF FUNDS

         The Bank's primary sources of funds are deposits, amortization and repayment of loan principal, borrowings, sales of mortgage loans, sales or maturities of mortgage-backed securities, securities, and short-term investments. Deposits are the principal source of funds for lending and investment purposes. We offer the following types of accounts:

         Statement and Checking Accounts. We offer three types of statement savings accounts, two interest-bearing checking, and one noninterest-bearing checking account for consumers. We offer three types of statement savings accounts and one noninterest-bearing checking account for business and commercial customers.

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

         From time to time, we have accepted certificates of deposit from out-of-state individuals and entities, predominantly financial institutions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At December 31, 1999, these individuals and entities held approximately $181.6 million of certificates of deposits, or 16.0% of total deposits.

         In conjunction with certificates of deposit, we also offer Individual Retirement Accounts.

         The following table provides information regarding trends in average deposits for the periods indicated. The noninterest bearing demand deposit category includes principal and interest custodial accounts and taxes and insurance custodial accounts for loans serviced for FreddieMac, FannieMae and private investors.

                                                                      DECEMBER 31,
                                                                      ------------
                                            1999                          1998                         1997
                                            ----                          ----                         ----
                                               PERCENT                       PERCENT                      PERCENT
                                    AVERAGE       OF      RATE      AVERAGE     OF      RATE     AVERAGE     OF       RATE
                                    AMOUNT       TOTAL    PAID      AMOUNT     TOTAL    PAID     AMOUNT     TOTAL     PAID
                                    ------       -----    ----      ------     -----    ----     ------     -----     ----
                                                                   (DOLLARS IN THOUSANDS)

Noninterest-bearing
  demand deposits                 $   64,633      5.6%            $ 51,385      6.1%            $ 38,837     5.8%
Interest bearing deposits:
   Demand deposits                    54,538      4.7     2.66%     45,980      5.5     2.75%     39,965     5.9    2.66%
   Savings deposits                  215,265     18.8     4.21     184,907     21.9     4.54     170,362    25.2    4.56
   Time deposits                     815,448     70.9     5.50     560,010     66.5     5.87     426,450    63.1    5.93
                                   ---------    -----              -------    -----              -------   -----
     Total interest-bearing
       deposits                    1,085,251     94.4     5.09     790,897     93.9     5.38     636,777    94.2    5.36
                                   ---------    -----              -------    -----              -------   -----
     Total average deposits       $1,149,884    100.0%            $842,282    100.0%            $675,614   100.0%
                                   =========    =====              =======    =====              =======   =====

         Deposits increased 8.1% to $1.1 billion at December 31, 1999 from a year earlier. This increase was consistent with the overall growth of the Bank. The increase was primarily due to a 12.2% increase in time deposits to $808.4 million. During the same period, the Bank experienced overall growth in other types of savings accounts.

         The following table shows rate and maturity information for certificates of deposit as of December 31, 1999.

                                                                                                                 PERCENT OF
                                       2.00-4.99%     5.00-5.99%    6.00-6.99%    7.00-8.99%        TOTAL           TOTAL
                                       ----------     ----------    ----------    ----------        -----           -----
                                                                    (DOLLARS IN THOUSANDS)

CERTIFICATE ACCOUNTS
  MATURING IN QUARTER ENDING:
March 31, 2000                           $50,474        $114,651      $ 22,918      $ 3,754        $191,797          23.7%
June 30, 2000                             31,190         111,878        12,881           33         155,982          19.3
September 30, 2000                        11,101          84,130        37,920        8,955         142,106          17.6
December 31, 2000                          4,502          77,220        42,590        1,315         125,627          15.5
March 31, 2001                             1,287          39,758        26,663          145          67,853           8.4
June 30, 2001                                 --          19,944        16,060           --          36,004           4.4
September 30, 2001                            --          19,216         3,275           --          22,491           2.8
December 31, 2001                             --           7,883        11,059           --          18,942           2.3
March 31, 2002                                --           1,315         7,713           --           9,028           1.1
June 30, 2002                                 --             554         5,598          116           6,268           0.8
September 30, 2002                            --           1,058           305           --           1,363           0.2
December 31, 2002                             --           1,441         1,517           --           2,958           0.4
Thereafter                                    --          12,976        13,020        2,020          28,016           3.5
                                          ------         -------       -------       ------         -------         -----
   Total                                 $98,554        $492,024      $201,519      $16,338        $808,435         100.0%
                                          ======         =======       =======       ======         =======         =====
Percent of total                           12.2%            60.9%         24.9%        2.0%


         The following table shows the remaining maturity for time deposits of $100,000 or more as of December 31, 1999.

                                                                           DECEMBER 31, 1999
                                                                        ----------------------
                                                                        (DOLLARS IN THOUSANDS)

Three months or less                                                                $ 37,107
Over three through six months                                                         30,712
Over six through twelve months                                                        55,227
Over twelve months                                                                    41,359
                                                                                     -------
   Total                                                                            $164,405
                                                                                    ========

         In addition to deposits, we rely on borrowed funds. The discussion below describes our current borrowings.

         Subordinated Note Offering. In December 1995, we issued subordinated notes due January 1, 2005 with an aggregate principal balance of $14.0 million through a public offering. The interest rate on the notes is 9.625%.

         Line of Credit. We have a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12.0 million. The balance at December 31, 1999 was $6.0 million. The line matures annually on May
30. During the second quarter, by mutual agreement, the line was extended to May 31, 2000. The interest rate on the line is tied to LIBOR or prime at our option. All other terms remain unchanged. As collateral for the loan, our largest shareholder, Robert Kaye, has agreed to pledge a portion of his shares of Common Stock of Metropolitan in an amount at least equal in value to 200% of any outstanding balance.

         Commercial bank repurchase agreement. In November, 1999, the Bank entered into a repurchase agreement involving a transaction which allows a line of credit for use by the Bank. The agreement reprices monthly based on LIBOR. The agreement allows commercial loans securitized by Metropolitan to be used as collateral. The balance of this line at December 31, 1999 was $55.0 million. This repurchase agreement was secured by a pledge of mortgage-backed securities with a book value of $93 million.

         Federal Home Loan Bank Advances. The Federal Home Loan Bank makes funds available for housing finance to eligible financial institutions like the Bank. We collateralize advances by any combination of the following assets: one- to four-family first mortgage loans, multifamily loans, investment securities, mortgage-backed securities, and Federal Home Loan Bank stock. The aggregate balance of assets pledged as collateral for Federal Home Loan Bank advances at December 31, 1999 was $363 million.

         Reverse Repurchase Agreements. From time to time, the Bank borrows funds by using its investment or mortgage-backed securities to issue reverse repurchase agreements. The aggregate balance of mortgage-backed securities pledged as collateral for reverse repurchase agreements at December 31, 1999 was $118 million.

         The following table shows the maximum month-end balance, the average balance, and the ending balance of borrowings during the periods indicated.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                1999                    1998                   1997
                                                                ----                    ----                   ----
                                                                               (DOLLARS IN THOUSANDS)
MAXIMUM MONTH-END BALANCE:
FHLB advances                                                   $205,352                $119,000                $73,700
1993 subordinated notes                                               --                   4,874                  4,874
1995 subordinated notes                                           14,000                  14,000                 14,000
Commercial bank repurchase agreement                              55,000                      --                     --
Commercial bank line of credit                                    12,000                   8,000                  4,000
Reverse repurchase agreements                                     88,380                  97,983                 74,496

AVERAGE BALANCE:
FHLB advances                                                   $140,001                 $65,714                $59,325
1993 subordinated notes                                               --                   1,999                  4,874
1995 subordinated notes                                           14,000                  14,000                 14,000
Commercial bank repurchase agreement                               7,708                      --                     --
Commercial bank line of credit                                     7,891                   2,147                    114
Reverse repurchase agreements                                     81,507                  70,368                 38,843

ENDING BALANCE:
FHLB advances                                                   $205,352                $111,236                $41,000
1993 subordinated notes                                               --                      --                  4,874
1995 subordinated notes                                           14,000                  14,000                 14,000
Commercial bank repurchase agreement                              55,000                      --                     --
Commercial bank line of credit                                     6,000                   8,000                  1,500
Reverse repurchase agreements                                     80,044                  82,250                 74,496

         The following table provides the interest rates which includes amortization of issuance costs of borrowings during the periods indicated.

WEIGHTED AVERAGE INTEREST RATE:
FHLB advances                                                       5.60%                  5.68%                  5.65%
1993 subordinated notes                                               --                  10.47                  10.47
1995 subordinated notes                                            10.48                  10.48                  10.48
Commercial bank repurchase agreement                                7.34                     --                     --
Commercial bank line of credit                                      7.96                   8.49                   8.98
Reverse repurchase agreements                                       5.60                   5.66                   5.73


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

              ISSUING                   NASDAQ        DATE OF       LIQUIDATION     SHARES                      PRINCIPAL
               ENTITY                   SYMBOL       ISSUANCE          VALUE        ISSUED       MATURITY        BALANCE
               ------                   ------       --------          -----        ------       --------        -------
Metropolitan Capital Trust I            METFP     April 27, 1998      $10.00      2,775,000   June 30, 2028    $27,750,000
Metropolitan Capital Trust II           METFO      May 14, 1999       $10.00      1,600,000   June 30, 2029    $16,000,000


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


EMPLOYEES

         At December 31, 1999, we had a total of 427 employees, including part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.


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


THE BANK

         General. The Office of Thrift Supervision has enforcement authority over all savings associations. This enforcement authority includes the ability to impose penalties for and to seek correction of violations of laws and regulations and unsafe or unsound practices.

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

         The Deposit Insurance Funds Act of 1996 required the merger of the Bank Insurance Fund and Savings Association Insurance Fund into a single insurance by January 1, 1999 assuming certain pre-conditions. Those pre-conditions were not met and a timetable for the merger has not been established. In connection with this merger, Savings Association Insurance Fund-insured institutions could be forced to convert to state bank charters or national bank charters. If that proposal became law, Metropolitan would become a bank holding company. As a result, Metropolitan would be subject to regulation by the Federal Reserve Board which impose capital requirements on bank holding companies.

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

         At December 31, 1999, the Bank complied with each of the tangible capital, the core capital, and the risk-based capital requirements. The following table presents the Bank's regulatory capital position at December 31, 1999.

                                                                           PERCENT
                                                                          OF ASSETS
                                                                          AS DEFINED
                                                                           FOR EACH
                                                    AMOUNT               CAPITAL TEST
                                                    ------               ------------
                                                        (DOLLARS IN THOUSANDS)

Tangible capital                                     $105,573                6.56%
Tangible capital requirement                           24,132                1.50
                                                      -------                ----
Excess                                               $ 81,441                5.06%
                                                      =======                ====
Core capital                                         $105,653                6.57%
Core capital requirement                               64,355                4.00
                                                      -------                ----
Excess                                               $ 41,298                2.57%
                                                      =======                ====
Risk-based capital                                   $113,840                9.25%
Risk-based capital requirement                         98,484                8.00
                                                      -------                ----
Excess                                               $ 15,356                1.25%
                                                      =======                ====

         The Bank is also subject to the capital adequacy requirements under the Federal Deposit Insurance Corporation Investment Act of 1991. The additional capital adequacy ratio imposed under Federal Deposit Insurance Corporation Investment Act is the Tier 1 capital to risk adjusted assets ratio. This ratio must be at least 6.0% for a "well capitalized" institution. At December 31, 1999, the Tier 1 risk-based capital ratio of the Bank was 8.58%.

         Prompt Corrective Action. Banks and savings associations are classified into one of five categories based upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized." Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." Based on these requirements, the Bank is an "adequately capitalized" institution.

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

         In addition, the Office of Thrift Supervision retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the Office of Thrift Supervision determines that the capital distribution would constitute an unsafe or unsound practice.

         The Gramm-Leach-Bliley Act, or Financial Services Moderization Act, became law in November of 1999. This law includes significant changes in the way financial institutions are regulated and types of financial business they may engage in. Among other things the law provides for:

         - facilitation of affiliations among banks, securities firms and insurance companies;

         -        changes in the regulation of securities activities by banks;

         -        changes in the regulation of insurance activities by banks;

         - elimination of the creation of new unitary thrift holding companies;

         - new regulation of the use and privacy of customer information by banks; and

         -        modernization of the Federal Home Loan Bank system.

The changes in this law take effect at various times ranging from immediately to eighteen months after the Act became law. Generally, the law provides opportunities for new products and new affiliations with other financial services providers. It will not restrict us from any activities we are currently engaging in.

                  Liquidity. Federal regulations currently require savings associations to maintain, for each calendar month, an average daily balance of liquid assets equal to at least 4% of the ending or average daily balance of deposit accounts with maturities less than a year and short-term borrowings with maturities less than a year. Liquid assets include cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations. From time to time, the Office of Thrift Supervision may change this liquidity requirement to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings associations. The Office of Thrift Supervision may impose monetary penalties for failure to meet liquidity ratio requirements. At December 31, 1999, the liquidity ratio of the Bank was 8.75%.

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

         A savings association's failure to remain a Qualified Thrift Lender may result in: a) limitations on new investments and activities; b) imposition of branching restrictions; c) loss of Federal Home Loan Bank borrowing privileges; and d) limitations on the payment of dividends. The qualified thrift investments of the Bank were in excess of 65.1% of its portfolio assets as of December 31, 1999.

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

         Under Ohio law and regulations, an Ohio association may invest in loans and interests in loans, secured or unsecured, of any type or amount for any purpose, subject to certain requirements. In addition, certain restrictions are placed on the limit to which certain investments may be made.

         Ohio has adopted a statutory limitation on the acquisition of control of an Ohio savings and loan association which requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. In addition, Ohio law requires prior written approval of the Ohio Division of Financial Institution of a merger of an Ohio association with another savings and loan association or a holding company affiliate.


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

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to an alternative minimum tax. An alternative minimum tax is imposed at a tax rate of 20% on alternative minimum taxable income ("AMTI"), which is the sum of a corporation's regular taxable income with certain adjustments and tax preference items, less any available exemption. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), and, for 1990 and succeeding years, 75% of the difference (positive or negative) between adjusted current earnings ("ACE") and AMTI. Any ACE reductions to AMTI are limited to prior aggregate ACE increases to AMTI. ACE equals pre-adjustment AMTI increased or decreased by certain ACE adjustments and determined without regard to the ACE adjustment and the alternative tax net operating loss. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and alternative tax net operating losses can offset no more than 90% of AMTI. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry forward period to reduce federal income taxes in future years (but not below the level of alternative minimum tax arising in each of the carry forward years).

         The Bank is subject to the Ohio corporate franchise tax. As a financial institution, the Bank computes its franchise tax based on its net worth. Under this method, the Bank will compute its Ohio corporate franchise tax by multiplying its net worth (as determined under generally accepted accounting principles) as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.3%. As an Ohio-chartered savings and loan association, the Bank also receives a credit against the franchise tax for a portion of the state supervisory fees paid by it.

         At the present time, Metropolitan, at the holding company level, does not have a liability for the net worth portion of the franchise tax as it satisfies the requirements to be treated as a qualified holding company. In addition, there is no liability on the net income portion of the tax as the holding company has historically operated at a net loss on a stand alone basis.

ITEM 2.  PROPERTIES

         Our executive office is leased under an agreement that extends through December 31, 2000. It is located at 6001 Landerhaven Drive, Mayfield Heights, Ohio 44124. We have purchased land and started construction on a new corporate headquarters in Highland Hills, Ohio. Construction is expected to be completed during 2000, with occupancy scheduled for the fourth quarter. We operate twenty-two retail sales offices. We lease ten of these locations under long-term lease agreements with various parties. We own the other twelve branches, located in Aurora, Beachwood, Cleveland Heights, Hudson, Macedonia, Mayfield Heights, Medina, Montrose, Stow, Twinsburg, Willoughby Hills, and Willoughby, Ohio. In addition, we own land in Solon, Brunswick, and Auburn, Ohio and we plan to use these sites for future full service retail offices. The Bank currently leases office space for its residential and construction loan production offices in Akron, Ashland, Columbus, North Canton, North Olmsted and Worthington, Ohio, and Farmington Hills, Michigan. We also have commercial real estate loan origination offices in Cincinnati, Ohio, Grosse Pointe, Michigan, and Pittsburgh, Pennsylvania.


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

EXECUTIVE OFFICERS OF THE COMPANY

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The executive officers of the Company as of March 1, 2000, unless otherwise indicated, were as follows:

                               NAME                                   BUSINESS EXPERIENCE

                Positions held with
               Metropolitan and the
                               Bank

                     ROBERT M. KAYE    Mr. Kaye has served as Chairman and Chief Executive Officer
                             Age 63    of Metropolitan and the Bank since 1987. He has also served as President of Planned Residential Communities, Inc. since
                                       1960. Planned Residential Communities, Inc. is actively
                 Chairman and Chief    engaged in every aspect of multifamily housing from new
                 Executive Officer,    construction and rehabilitation to acquisition and
                  and a Director of    management. Mr. Kaye serves as a member of the Board of
                       Metropolitan    Directors of Community Executive Officer, and a Director
                                       Bank of New Jersey. He has also been a member of the
                 Chairman and Chief    Corporate Council of the of Cleveland Museum of Art since
                 Executive Officer,    its inception in 1993 and has been a member of the
                  and a Director of    Metropolitan Board of Trustees of the College of New Jersey
                           the Bank    since 1980 and of The Peddie School since 1988.


                 KENNETH T. KOEHLER    Mr. Koehler joined Metropolitan in January 1999 as Executive
                             Age 54    Vice President. He has served as President and Chief
                                       Operating Officer since October 1999. Previously, Mr.
                          President    Koehler served as President and Chief Executive Officer of
                       And Director    United Heritage Bank, Edison, NJ, a community Bank
                    Of Metropolitan    (1998-1999); and President and Chief Executive Officer of
                                       Golden City Commercial Bank, New York, NY, a community bank
               President, Director,    (1994-1998). He has also served as a director of Cumberland
                and Chief Operating    Farms/Gulf Oil Company, and as a trustee of Providence
                Officer of the Bank    Performing Arts Association and Catholic Charities Annual
                                       Appeal, Diocese of RI.

                     MALVIN E. BANK    Mr. Bank has been the Secretary, Assistant Treasurer and a
                             Age 69    Director of Metropolitan and Secretary and Director of the
                                       Bank for more than five years. Mr. Bank is General Counsel
                Director, Secretary    of the Cleveland Foundation, a community foundation. Mr.
                      and Assistant    Bank also serves as a Director of Oglebay Norton Company.
                       Treasurer of    Mr. Bank also serves as a Trustee of Case Western Reserve
                       Metropolitan    University, The Holden Arboretum, Chagrin River Land
                                       Conservancy, Cleveland Center for Research in Child
                Director, Secretary    Development, Hanna Perkins School, and numerous other civic
                      and Assistant    and charitable organizations and foundations.
                       Treasurer of
                           the Bank

                    DAVID P. MILLER    Mr. Miller has served as a Director of Metropolitan and the
                             Age 67    Bank since 1992. Mr. Miller has also held the positions of
                                       Treasurer and Assistant Secretary of Metropolitan. Since
                Director, Treasurer    1986, Mr. Miller has been the Chairman and Chief Executive
                      And Assistant    Officer of Columbia National Group, Inc., a Cleveland-based
                       Secretary of    scrap and waste materials wholesaler and steel manufacturer.
                       Metropolitan    He is currently commissioner of the Ohio Lottery.

               Director of the Bank


                    DONALD F. SMITH    Mr. Smith became Executive Vice President and Chief
                             Age 51    Financial Officer of the Bank on January 1, 2000. Mr. Smith
                                       was previously Senior Vice President and Chief Financial
                     Executive Vice    Officer of Steris Corporation (1999) and a Partner in the
                President and Chief    accounting firm of Ernst & Young LLP and its predecessor
               Financial Officer of    from 1984 to 1999. Mr. Smith is on the Board of Directors of
                           the Bank    Junior Achievement of Greater Cleveland and Lake County
                                       YMCA.


                  PATRICK W. BEVACK    Mr. Bevack has been Executive Vice President of the Bank
                             Age 53    since May 1992. Mr. Bevack became Treasurer and Assistant
                                       Secretary of the bank in 1993. Prior to joining
                     Executive Vice    Metropolitan, Mr. Bevack was Executive Vice President of
              President of the Bank    TransOhio Savings Bank.



All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Metropolitan's Common Stock, no par value, the only outstanding class of equity securities of Metropolitan, is traded on the Nasdaq National Market System. There are 10,000,000 shares of Common Stock authorized and 8,063,744 shares issued and outstanding. The first day of trading in the Corporation's Common Stock was October 29, 1996. Detailed in the following table is the quarterly high and low price for the Corporation's Common Stock during 1999 and 1998(adjusted for a two-for-one split completed in the fourth quarter of fiscal 1997 and the 10% stock dividend in the fourth quarter 1998):


                                                                   High               Low
                                                                   ----               ---
              First quarter 1998                                $ 17.16           $ 13.64
              Second quarter 1998                                 15.46             13.18
              Third quarter 1998                                  13.75              8.64
              Fourth quarter 1998                                 12.00              8.18
              First quarter 1999                                  11.50              8.38
              Second quarter 1999                                  9.25              7.00
              Third quarter 1999                                   7.88              6.13
              Fourth quarter 1999                                  7.00              4.50

          Metropolitan paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. The Indenture dated as of December 1, 1995 between the Corporation and Bank of New York covering the 1995 Subordinated Notes and the Commercial Bank Line of Credit Agreement prohibit the Corporation from paying a dividend or other distribution on its equity securities unless the Corporation's ratio of tangible equity to total assets exceeds 7%.

          At March 10, 2000, there were approximately 1,265 record holders of common stock. Robert M. Kaye, previously the sole shareholder, controlled 6,062,839.45 shares or 75.1% of the amount outstanding on this date.


ITEM 6. SELECTED FINANCIAL DATA

          Information in response to this item is set forth in the sections captioned "FIVE YEAR SUMMARY OF SELECTED DATA" on pages 9 and 10 of the Corporation's 1999 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information in response to this item is set forth in the section captioned "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" on pages 11 through 25 of the Corporation's 1999 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information in response to this item is set forth in the section captioned "Quantitative and Qualitative Disclosures About Market Risk" on pages 22 through 25 of the Corporation's 1999 Annual Report to Shareholders which are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements together with the report thereon of Crowe, Chizek and Company LLP, dated February 25, 2000, appearing on pages 26 through 55 of the Corporation's 1999 Annual Report to Shareholders under the sections captioned "REPORT OF INDEPENDENT AUDITORS", "CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION, OPERATIONS, SHAREHOLDERS' EQUITY, AND CASH FLOWS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS", are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                    PART III

Information in this Part III required by Item 10 ("Directors and Executive Officers of the Company"), Item 11 ("Executive Compensation"), Item 12 ("Security Ownership of Certain Beneficial Owners and Management"), and Item 13 ("Certain Relationships and Related Transactions") is incorporated herein by reference to the information contained in the Proxy Statement, dated March 27, 2000 and filed on that date in connection with the Company's 2000 Annual Meeting of Shareholders. Information concerning executive officers of the Company also required by Item 10 is contained in Part I of this report under the heading "Executive Officers of the Company."


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) Exhibits, financial statements, and financial statement schedules.
    -----------------------------------------------------------------

1.Financial statements                                                          Page No.*
  --------------------                                                          ---------

                  Report of Independent Auditors                                    27

                  Consolidated Statements of Financial Condition                    28

                  Consolidated Statements of Operations                             29

                  Consolidated Statements of Changes in Shareholders' Equity        30

                  Consolidated Statements of Cash Flows                             31

                  Notes to Consolidated Financial Statements                        33

2. Financial Statement Schedules
   -----------------------------

                  Parent Company Financial Statements                               52

* Incorporated by reference from the indicated page of the Corporation's 1999 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K.

3. Exhibits
   --------

EXHIBIT
   NO.                                   DESCRIPTION
   ---                                   -----------


3.1 Amended and Restated Articles of Incorporation of Metropolitan (filed as Exhibit 2 to the Corporation's Form 8-A, filed October 15, 1996 and incorporated herein by reference).

3.2      Amended and Restated Code of Regulations of Metropolitan (filed as
         Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1, filed February 26, 1999 and incorporated herein by reference).

4.1 Indenture, dated as of April 30, 1998, of the Corporation relating to the 8.60% Junior Subordinated Debentures due June 30, 2028 (filed as
         Exhibit 4.1 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.2 Amended and Restated Trust Agreement, dated as of April 30, 1998, of Metropolitan Capital Trust I (filed as Exhibit 4.2 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.3 Guarantee of the Corporation relating to the Trust Preferred Securities dates April 30, 1998 (filed as Exhibit 4.3 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.4 Agreement as to Expenses and Liabilities, dated as of April 30, 1998 (filed as Exhibit 4.4 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.5 Indenture, dated as of May 14, 1999, of the Corporation relating to the 9.50% Junior Subordinated Debentures due June 30, 2029 (filed as
         Exhibit 4.1 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

4.6 Amended and Restated Trust Agreement, dated as of May 14, 1999, of Metropolitan Capital Trust II (filed as Exhibit 4.4 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

4.7 Guarantee of the Corporation relating to the Trust Preferred Securities dated May 14, 1999 (filed as Exhibit 4.6 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

4.8 Agreement as to Expenses and Liabilities, dated as of May 14, 1999 (filed as Exhibit D to Exhibit 4.4 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

11 Statement regarding computation of per share earnings (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.

13       Portions of 1999 Annual Report to Shareholders.

21 List of subsidiaries of the Corporation (filed as Exhibit 21 to Metropolitan's Registration Statement on Form S-1, filed February 26, 1999 and incorporated herein by reference).

23       Consent of Independent Accountants

24       Power of Attorney.

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

99.3 Third Amendment to Restated Loan Agreement by and between The Huntington National Bank and the Corporation dated as of May 28, 1999 (Incorporated herein by reference to Exhibit 99.1 to the Corporation's Form 10-Q filed on May 14, 1998).


      Report on Form 8-K

         On October 5, 1999 the Corporation filed a Current Report on Form 8-K to report, under Item 5, that on October 5, 1999, the elections of officers of Metropolitan Financial Corp. and Metropolitan Bank & Trust.

                                   SIGNATURES

                  Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METROPOLITAN FINANCIAL CORP.



                                    By:  /s/ Kenneth T. Koehler
                                        --------------------------------------
                                             Kenneth T. Koehler,
                                             President,
                                             Assistant Secretary,
                                             Assistant Treasurer, and Director

                                    Date:     March 28, 2000
                                        --------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                    By:  /s/ Kenneth T. Koehler
                                        --------------------------------------
                                             Kenneth T. Koehler,
                                             President,
                                             Assistant Secretary,
                                             Assistant Treasurer, and Director
                                             (Principal Financial and Accounting
                                             Officer)

                                    Date:      March 28, 2000
                                        --------------------------------------


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



                                    By:  /s/ Kenneth T. Koehler
                                       --------------------------------------
                                             Kenneth T. Koehler
                                             Attorney-in-Fact

                                    Date:      March 28, 2000
                                         -------------------------------------

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
  ---                              -----------

3.1 Amended and Restated Articles of Incorporation of Metropolitan (filed as Exhibit 2 to the Corporation's Form 8-A, filed October 15, 1996 and incorporated herein by reference)

3.2      Amended and Restated Code of Regulations of the Corporation (filed as
         Exhibit 3.2 to Metropolitan's Registration Statement on Form S-1, filed February 26, 1999 and incorporated herein by reference)

4.1 Indenture, dated as of April 30, 1998, of the Corporation relating to the 8.60% Junior Subordinated Debentures due June 30, 2028 (filed as
         Exhibit 4.1 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.2 Amended and Restated Trust Agreement, dated as of April 30, 1998, of Metropolitan Capital Trust I (filed as Exhibit 4.2 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.3 Guarantee of the Corporation relating to the Trust Preferred Securities dates April 30, 1998 (filed as Exhibit 4.3 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.4 Agreement as to Expenses and Liabilities, dated as of April 30, 1998 (filed as Exhibit 4.4 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

4.5 Indenture, dated as of May 14, 1999, of the Corporation relating to the 9.50% Junior Subordinated Debentures due June 30, 2029 (filed as
         Exhibit 4.1 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

4.6 Amended and Restated Trust Agreement, dated as of May 14, 1999, of Metropolitan Capital Trust II (filed as Exhibit 4.4 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

4.7 Guarantee of the Corporation relating to the Trust Preferred Securities dated May 14, 1999 (filed as Exhibit 4.6 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

4.8 Agreement as to Expenses and Liabilities, dated as of May 14, 1999 (filed as Exhibit D to Exhibit 4.4 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).


11 Statement regarding computation of per share earnings (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.

13       Portions of 1999 Annual Report to Shareholders

21 List of subsidiaries of the Corporation (filed as Exhibit 21 to Metropolitan's Registration Statement on Form S-1 filed February 26, 1999 and incorporated herein by reference)

23       Consent of Independent Accountants

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

99.3 Third Amendment to Restated Loan Agreement by and between The Huntington National Bank and the Corporation dated as of May 28, 1999 (Incorporated herein by reference to Exhibit 99.1 to the Corporation's Form 10-Q filed on May 14, 1998).