Form 10-Q
period 2000-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2000-05-15
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


     (Mark One)
     |X|                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2000.
                                    --------------
Commission file number             000-21553
                      ----------------------------------------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes     X       No
          --------

     As of May 12, 2000, there were 8,075,637 shares of the Registrant's Common Stock issued and outstanding.

                           METROPOLITAN FINANCIAL CORP.

                                      FORM 10-Q
                              QUARTER ENDED MARCH 31, 2000

                                   TABLE OF CONTENTS

     PART I.    FINANCIAL INFORMATION                               PAGE

     Item 1.  Financial Statements:

       Consolidated Statements of Financial Condition
       as of March  31, 2000 and December 31, 1999                    3

       Consolidated Statements of Operations for the
       three months ended March 31, 2000 and 1999                     4

       Condensed Consolidated Statements of Cash Flows
       for the three months ended March 31, 2000 and 1999             5

       Consolidated Statement of Changes in Shareholders'
       Equity for the three months ended March 31, 2000               6

       Notes to Consolidated Financial Statements                   7-18

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                  19-28

     Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                    29-32

     PART II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                       33-34

     SIGNATURE                                                       35

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                                                   MARCH 31, 2000        DECEMBER 31, 1999
                                                                                   --------------        -----------------
         ASSETS
         Cash and cash equivalents                                                       $ 18,216                $  21,751
         Securities available for sale, at fair value                                      35,029                   35,829
         Securities held to maturity                                                       15,980                   15,879
         Mortgage-backed securities available for sale                                    223,776                  255,727
         Loans held for sale                                                                6,335                    6,718
         Loans receivable, net                                                          1,204,893                1,183,954
         Federal Home Loan Bank stock                                                      13,290                   10,948
         Premises and equipment, net                                                       36,350                   31,820
         Real estate owned, net                                                             3,691                    5,263
         Intangible assets                                                                  2,395                    2,461
         Loan servicing rights, net                                                        10,015                   10,374
         Accrued income, prepaid expenses and other assets                                 32,418                   27,395
                                                                                       ----------               ----------
              Total assets                                                             $1,602,388               $1,608,119
                                                                                       ==========               ==========

         LIABILITIES
         Noninterest-bearing deposits                                                    $ 56,678                 $ 70,891
         Interest-bearing deposits                                                      1,048,696                1,065,739
         Borrowings                                                                       387,060                  360,396
         Other liabilities                                                                 22,272                   22,475
         Guaranteed Preferred Beneficial Interests in the
           Corporation's Junior Subordinated Debentures                                    43,750                   43,750
                                                                                       ----------               ----------
            Total liabilities                                                           1,558,456                1,563,251
                                                                                       ----------               ----------

         SHAREHOLDERS' EQUITY
         Preferred stock, 10,000 shares authorized,
           none issued                                                                         --                       --
         Common stock, no par value, 10,000 shares
           authorized, 8,073 and 8,064 shares  issued
           and outstanding, respectively                                                       --                       --
         Additional paid-in capital                                                        20,781                   20,744
         Retained earnings                                                                 28,778                   28,171
         Accumulated other comprehensive loss                                              (5,627)                  (4,047)
                                                                                       ----------               ----------
            Total shareholders' equity                                                     43,932                   44,868
                                                                                       ----------               ----------
              Total liabilities and shareholders' equity                               $1,602,388               $1,608,119
                                                                                       ==========               ==========

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                             2000                       1999
                                                                                             -----                      ----
INTEREST INCOME
  Interest and fees on loans                                                                $24,604                    $21,687
  Interest on mortgage-backed securities                                                      4,184                      3,292
  Interest and dividends on other investments                                                 1,121                        915
                                                                                            -------                    -------
    Total interest income                                                                    29,909                     25,894
                                                                                            -------                    -------
INTEREST EXPENSE
  Interest on deposits                                                                       13,519                     13,174
  Interest on borrowings                                                                      5,749                      3,136
  Interest on Junior Subordinated Debentures                                                    998                        608
                                                                                            -------                    -------
    Total interest expense                                                                   20,266                     16,918
                                                                                            -------                    -------
NET INTEREST INCOME                                                                           9,643                      8,976
Provision for loan losses                                                                     1,500                        650
                                                                                            -------                    -------
Net interest income after provision for loan losses                                           8,143                      8,326
                                                                                            -------                    -------
NONINTEREST INCOME
  Net gain on sale of loans                                                                     309                        400
  Loan servicing income, net                                                                    335                        335
  Service charges on deposit accounts                                                           320                        272
  Net gain on sale of securities                                                                333                         --
  Other operating income                                                                        818                        450
                                                                                            -------                    -------
    Total noninterest income                                                                  2,115                      1,457
                                                                                            -------                    -------
NONINTEREST EXPENSE
  Salaries and related personnel costs                                                        5,177                      4,062
  Occupancy and equipment expense                                                             1,340                      1,088
  Federal deposit insurance premiums                                                            359                        201
  Data processing expense                                                                       331                        236
  Marketing expense                                                                             222                        201
  State franchise taxes                                                                         262                        248
  Amortization of intangibles                                                                    66                         66
  Other operating expenses                                                                    1,602                      1,439
                                                                                            -------                    -------
    Total noninterest expense                                                                 9,359                      7,541
                                                                                            -------                    -------
INCOME BEFORE INCOME TAXES                                                                      899                      2,242
Provision for income taxes                                                                      292                        804
                                                                                            -------                    -------
NET INCOME                                                                                 $    607                  $   1,438
                                                                                            =======                    =======
Basic earnings per share                                                                   $   0.08                  $    0.19
                                                                                            =======                   ========
Diluted earnings per share                                                                 $   0.08                  $    0.19
                                                                                            =======                   ========

Weighted average shares outstanding for basic earnings per share                          8,068,467                  7,756,393
Effect of dilutive options                                                                        0                          0
                                                                                            -------                    -------
Weighted average shares outstanding for diluted earnings per share                        8,068,467                  7,756,393
                                                                                          =========                  =========

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                   ----------------------------
                                                                                                       2000         1999
                                                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                               $ (12,860)   $ (19,226)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                                      (81,636)    (106,481)
  Purchases of:
    Loans                                                                                            (16,883)     (39,225)
    Securities available for sale                                                                        (12)     (20,020)
    Securities held to maturity                                                                         (100)        --
    Mortgage loan servicing rights                                                                      --         (2,037)
    Premises and equipment                                                                            (5,102)      (2,842)
  Proceeds from maturities and repayments of:
    Loans                                                                                             72,739       73,481
    Mortgage-backed securities available for sale                                                     17,903       13,735
  Proceeds from sale of:
    Loans                                                                                              4,276       18,851
    Mortgage-backed securities available for sale                                                     21,419         --
    Securities available for sale                                                                       --          1,275
    Premises, equipment, and real estate owned                                                         1,275          532
                                                                                                    ---------    ---------
      Net cash provided by (used in) investing activities                                             13,879      (62,731)
                                                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                                     (31,256)      87,435
  Proceeds from borrowings                                                                           141,150       29,043
  Repayment of borrowings                                                                            (65,385)     (31,279)
  Net activity on lines of credit with commercial banks
    and Federal Home Loan Bank                                                                       (49,100)      (6,900)
  Proceeds from issuance of common stock                                                                  37         --
                                                                                                   ---------    ---------
    Net cash provided by (used in) financing activities                                               (4,554)      78,299
                                                                                                   ---------    ---------

Net change in cash and cash equivalents                                                               (3,535)      (3,658)
Cash and cash equivalents at beginning of period                                                      21,751       29,086
                                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                                         $  18,216    $  25,428
                                                                                                   =========    =========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                                       $  19,945      $17,854
    Income taxes                                                                                          --           --
    Loans securitized                                                                                  8,557           --

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                                                          ACCUMULATED
                                                    ADDITIONAL                OTHER         TOTAL
                                          COMMON     PAID-IN     RETAINED  COMPREHENSIVE  SHAREHOLDERS'
                                           STOCK     CAPITAL     EARNINGS  INCOME (LOSS)   EQUITY
                                           -----     -------     --------  -------------   ------
BALANCE DECEMBER 31, 1999                $   --      $ 20,744    $ 28,171   $ (4,047)   $ 44,868
Comprehensive income (loss):
   Net income                                                         607                    607
   Change in unrealized gain on
     securities                                                               (1,580)     (1,580)
                                                                                        --------
     Total comprehensive income (loss)                                                      (973)
Issuance of shares of Common stock
   Stock purchase plan-9,033 shares                        37                                 37
                                                     --------    --------   --------    --------
BALANCE MARCH 31, 2000                   $   --      $ 20,781    $ 28,778   $ (5,627)   $ 43,932
                                                     ========    ========   ========    ========

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank & Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 2000 and 1999; (b) the financial condition at March 31, 2000 and December 31, 1999; (c) the statement of cash flows for the three month periods ended March 31, 2000 and 1999; and (d) the statement of changes in shareholders' equity for the three month period ended March 31, 2000. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax, and recognized as part of comprehensive income. Gains or losses on dispositions are based on net proceeds and the adjusted historic cost of securities sold, using the specific identification method.

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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At March 31, 2000 and December 31, 1999, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans that are delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the collateral. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time.

ALLOWANCE FOR LOSSES ON LOANS: The allowance for loan losses is established by a provision for loan losses charged against income. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, such increase is reported as a provision for loan losses. Management excludes all consumer loans from its review for impairment. However, these loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

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

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and equity investments which are also recognized as a separate component of equity.

CAPITALIZED INTEREST: Interest expenses incurred to finance construction of premises and equipment which take more than six months to build are capitalized as they are incurred. The amount of capitalized interest included as a portion of the historical cost of acquiring assets will be depreciated over the useful life of the asset.

NEW ACCOUNTING PRONOUNCEMENTS: In quarters beginning after June 15, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                                             March 31, 2000
                                          -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized         Gross Unrealized                  Fair
                                               Cost                 Gains                    Losses                      Value
                                               ----                 -----                    ------                      -----
AVAILABLE FOR SALE
Mutual funds                                       $  847                                                               $  847
FreddieMac preferred stock                          7,500                                  $(2,062)                      5,438
FannieMae notes                                    19,938                                     (794)                     19,144
FreddieMac note                                    10,000                                     (400)                      9,600
Mortgage-backed securities                        229,113             $200                  (5,537)                    223,776
                                                  -------              ---                    -----                     -------
                                                  267,398              200                  (8,793)                    258,805
HELD TO MATURITY
Tax-exempt municipal bond                          14,700              175                                              14,875
                                                                                                 -
Revenue bond                                        1,180                                                                1,180
                                                                                                 -
Certificate of deposit                                100                                                                  100
                                                  -------              ---                   -----                     -------
                                                   15,980              175                       0                      16,155
                                                  -------              ---                   -----                     -------
   Total securities                              $283,378             $375                 $(8,793)                   $274,960
                                                  =======              ===                   =====                     =======


                                                                           December 31, 1999
                                          ----------------------------------------------------------------------
                                             Amortized      Gross Unrealized    Gross Unrealized        Fair
                                               Cost              Gains               Losses             Value
                                               ----              -----               ------             -----
AVAILABLE FOR SALE
Mutual funds                                 $     835                                               $     835
FreddieMac preferred stock                       7,500                            $  (1,350)             6,150
FreddieMac note                                 10,000                                 (236)             9,764
FannieMae notes                                 19,935                                 (855)            19,080
Mortgage-backed securities                     259,446         $     228             (3,947)           255,727
                                             ---------         ---------          ---------          ---------
                                               297,716               228             (6,388)           291,556
HELD TO MATURITY
Tax-exempt municipal bond                       14,699               176                                14,875
Revenue bond                                     1,180                                                   1,180
                                             ---------         ---------          ---------          ---------
                                                15,879               176                  0             16,055
                                             ---------         ---------          ---------          ---------
   Total securities                          $ 313,595         $     404          $  (6,388)         $ 307,611
                                             =========         =========          =========          =========


4. LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                                            March 31, 2000               December 31, 1999
                                                                            --------------               -----------------
Real estate loans
   Construction loans:
      Residential single family                                                  $ 115,214                       $ 111,005
      Commercial                                                                       444                             447
      Land                                                                          43,506                          43,989
      Loans in process                                                             (56,349)                        (56,212)
                                                                                 ---------                       ---------
         Construction loans, net                                                   102,815                          99,229
   Permanent loans:
      Residential single family                                                    303,222                         295,061
      Multifamily                                                                  285,396                         292,015
      Commercial                                                                   257,939                         247,455
      Other                                                                            693                             671
                                                                                 ---------                       ---------
         Total real estate loans                                                   950,065                         934,431
Consumer loans                                                                     146,686                         143,585
Business and other loans                                                           117,355                         114,333
                                                                                 ---------                       ---------
         Total loans                                                             1,214,106                       1,192,349
Premiums on loans, net                                                               6,745                           7,178
Deferred loan fees, net                                                             (4,155)                         (4,548)
Allowance for losses on loans                                                      (11,803)                        (11,025)
                                                                                 ---------                       ---------
        Total loans receivable                                                  $1,204,893                      $1,183,954
                                                                                 =========                       =========

Activity in the allowance for losses on loans for the periods ended March 31, 2000 and 1999 is as follows (in thousands):

                                                    Three Months Ended March 31,
                                                        2000            1999
                                                        ----            ----
Balance at the beginning of the period               $ 11,025        $  6,909
Provision for loan losses                               1,500             650
Net charge-offs                                          (722)           (281)
                                                     --------        --------
Balance at end of period                             $ 11,803        $  7,278
                                                     ========        ========


Nonperforming loans were as follows at (in thousands):

                                                        March 31,  December 31,
                                                          2000         1999
                                                          ----         ----
Loans past due over 90 days still on accrual            $   344      $   448
Nonaccrual loans                                         10,435        8,933

Nonperforming loans included all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Management analyzes loans on an individual basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract based on current information and events. Loans which are past due two payments or less and that management feels are probable of being restored to current status within 90 days are not considered to be impaired loans. All impaired loans are included in nonperforming loans.

Information regarding impaired loans is as follows (in thousands):

                                                  March 31,      December 31,
                                                    2000              1999
                                                    -----             ----
Balance of impaired loans                          $4,527            $4,593
Less portion for which no allowance
  for losses on loans is allocated                  3,455             3,521
                                                    -----             -----
Balance of impaired loans for which
  an allowance for loan losses is allocated        $1,072            $1,072
                                                    =====             =====
Portion of allowance for losses on loans
  allocated to the impaired loan balance           $1,054            $1,054
                                                    =====             =====

                                                    March 31,         March 31,
                                                      2000              1999
                                                      ----             ----
Average investment in impaired loans
  during the period year to date                    $  4,620           $ 9,761
                                                    ========            ======
Interest income recognized during
  impairment year to date                           $     17           $   101
                                                     =======            ======
Interest income recognized on a
  cash basis during the period year to date         $     17           $   101
                                                     =======            ======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 2000 and December 31, 1999 are summarized as follows (in thousands):
                                                        March 31,   December 31,
                                                          2000          1999
                                                        ---------  ------------
Mortgage loan portfolios serviced for:
  FreddieMac                                          $  834,759    $  746,688
  FannieMae                                              428,701       725,045
  Others                                                 157,678       181,332
                                                      ----------    ----------
    Total loans serviced for others                   $1,421,138    $1,653,065
                                                      ==========    ==========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $15,444,000 and $29,958,000 at March 31, 2000 and December 31, 1999, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the three month period ended March 31, 2000 and 1999 (in thousands):

                                                    Three Months Ended March 31,
                                                        2000            1999
                                                    ------------  -------------
Balance at the beginning of the period               $ 10,374        $ 13,412
Acquired or originated                                    251           2,650
Sold                                                     --              --
Amortization                                             (610)           (717)
                                                     --------        --------
Balance at the end of the period                     $ 10,015        $ 15,345
                                                     ========        ========

6. DEPOSITS

Deposits consist of the following (in thousands):

                                                         March 31,  December 31,
                                                           2000         1999
                                                         --------   ------------
Noninterest-bearing checking accounts                 $   56,678      $   70,891

Interest-bearing checking accounts                        80,821          57,136
Passbook savings and statement savings                   170,302         200,168
Certificates of deposit                                  797,573         808,435
                                                      ----------      ----------
  Total interest-bearing deposits                      1,048,696       1,065,739
                                                      ----------      ----------
  Total deposits                                      $1,105,374      $1,136,630
                                                      ==========      ==========


At March 31, 2000, scheduled maturities of certificates of deposit are as follows (in thousands):

                   YEAR                                   WEIGHTED AVERAGE
                   ENDED              AMOUNT               INTEREST  RATE
                   -----              ------               --------------
                   2000              $468,835                 5.56%
                   2001               263,224                 6.15
                   2002                38,836                 6.43
                   2003                 7,941                 6.01
                   2004                16,192                 5.92
               Thereafter               2,545                 6.24
                                     --------
                                     $797,573                 5.81
                                     ========

 7. BORROWINGS

Borrowings consisted of the following at March 31, 2000 and December 31, 1999 (in thousands):

                                                                                     March 31,               December 31,
                                                                                       2000                      1999
                                                                                     --------                  ---------
Federal Home Loan Bank Advances (6.0% and 5.6% at
  March 31, 2000 and December 31, 1999, respectively)                                $256,031                  $ 205,352

Reverse repurchase agreements (5.5% and 5.6% at
  March 31, 2000 and December 31, 1999, respectively)                                  80,044                     80,044

Commercial bank repurchase agreement (7.0% and 7.7% at
  March 31, 2000 and December 31, 1999, respectively)                                  30,000                     55,000

Commercial bank line of credit (8.5% at both March 31,
  2000 and December 31, 1999, respectively)                                             7,000                      6,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                                  13,985                     14,000
                                                                                       ------                     ------
                                                                                     $387,060                   $360,396
                                                                                      =======                    =======


At March 31, 2000, scheduled payments on borrowings are as follows (in thousands):

                                                          WEIGHTED AVERAGE
                YEAR ENDED                    AMOUNT       INTEREST RATE
                ----------                    ------       -------------
                   2000                     $181,584            6.29%
                   2001                       24,509            6.71
                   2002                       45,655            5.83
                   2003                       39,920            5.65
                   2004                       61,540            6.01
                Thereafter                    33,852            7.69
                                             -------
                   Total                    $387,060            6.28
                                             =======


At March 31, 2000, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $307 million, $27 million and $50 million, respectively.

The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000. The balance outstanding at March 31, 2000 was $7,000,000. The line matures annually on May 30, including this year. The interest rate on the line is tied to LIBOR or prime at the Corporation's option. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount of at least equal to 200% of any outstanding balance.

In November, 1999, the Bank entered into a commercial bank repurchase agreement involving a transaction which allows a line of credit for use by the Bank. The agreement reprices monthly based on LIBOR. The agreement allows commercial loans securitized by Metropolitan to be used as collateral. The maximum amount available under this agreement is $55,000,000. The balance of this line of credit at March 31, 2000 was $30,000,000.


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

As of March 31, 2000, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $67,722,000 and $83,945,000, respectively. In addition, the Bank had firm commitments to sell loans totaling $3,142,000 at March 31, 2000. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.13% to 16.00% and commitment periods up to one year.


9. SECURITIES ISSUED

On May 14, 1999, the Corporation issued 1,600,000 shares ($10 liquidation amount per security), of 9.50% cumulative trust preferred securities (the "Trust Preferred") through a newly formed, wholly-owned subsidiary, Metropolitan Capital Trust II (the "Trust Issuer") and 300,000 Common shares of Metropolitan Financial Corp. The Trust Issuer invested the total proceeds from the sale of the Trust Preferred in the 9.50% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Corporation which mature on June 30, 2029. The Corporation used the net proceeds from the sale of the Junior Subordinated Debentures and the common shares to repay the $12.0 million outstanding balance on the commercial bank line of credit and for a $5 million additional capital contribution to the Bank to support growth. The remainder is available for working capital at the Corporation. The Trust Preferred securities are listed on the Nasdaq Stock Market's National Market under the symbol "METFO."

The Corporation also issued trust preferred securities in 1998 through its subsidiary, Metropolitan Capital Trust I. A description of the trust preferred securities currently outstanding is presented below (Dollars in thousands):

              Issuing                     Date of          Shares       Interest           Maturity        Principal Amount
               Entity                     Issuance         Issued         Rate               Date            March 31, 2000
               ------                     --------         ------         ----               ----            --------------
Metropolitan Capital Trust I           April 27, 1998     2,775,000       8.60%         June 30, 2028           $27,750
Metropolitan Capital Trust II            May 14, 1999     1,600,000       9.50%         June 30, 2029            16,000
                                                                                                                -------
                                                                                                                $43,750
                                                                                                                =======

10. SEGMENT REPORTING

Metropolitan's operations include two major operating segments. A description of those segments follows:

Retail and Commercial Banking--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding our 22 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business and consumer loans are concentrated in Northeastern Ohio.

Mortgage banking--Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Northeastern and Central Ohio and Southeastern Michigan. In general, fixed rate loans are originated for sale and adjustable rate loans are originated to be retained in the portfolio. Loans being serviced include loans originated and still owned by Metropolitan, loans originated by Metropolitan but sold to others with servicing rights retained by Metropolitan, and servicing rights to loans originated by others but purchased by Metropolitan. The servicing rights Metropolitan purchases may be located in a variety of states and are typically being serviced for FannieMae or FreddieMac.

The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations which do not generate revenue from outside customers.

         Operating results and other financial data for the current and preceding year are as follows (in thousands):

         As of or for the three months ended March 31, 2000

                                                      RETAIL AND
                                                      COMMERCIAL          MORTGAGE            PARENT
                                                        BANKING           BANKING           AND OTHER            TOTAL
                                                        -------           -------           ---------            -----
OPERATING RESULTS:
Net interest income                                      $6,472            $1,317             $1,854              $9,643
Provision for losses on loans                               959               164                377               1,500
                                                         ------           -------             ------            --------
Net interest income after
  provision for loan losses                               5,513             1,153              1,477               8,143
Noninterest income                                        1,358               715                 42               2,115
Direct noninterest expense                                4,634             1,640                 95               6,369
Allocation of overhead                                    2,209               781                                  2,990
                                                          -----            ------             ------               -----
Net income before income taxes                           $   28           $  (553)            $1,424              $  899
                                                          =====            ======             ======              ======

FINANCIAL DATA:
Segment assets                                       $1,061,369          $424,499           $116,520          $1,602,388
Depreciation and amortization                               571               537                123               1,231
Expenditures for additions
  to premises and equipment                               4,710               392                                  5,102


         As of or for the three months ended March 31, 1999

                                                     RETAIL AND
                                                     COMMERCIAL          MORTGAGE            PARENT
                                                       BANKING            BANKING           AND OTHER            TOTAL
                                                       -------            -------           ---------            -----
OPERATING RESULTS:
Net interest income                                      $6,624            $1,775               $577              $8,976
Provision for losses on loans                               600                50                                    650
                                                         ------           -------             ------              ------
Net interest income after
  provision for loan losses                               6,024             1,725                577               8,326
Noninterest income                                          878               649                (70)              1,457
Direct noninterest expense                                3,802             1,355                 92               5,249
Allocation of overhead                                    1,606               686                                  2,292
                                                          -----            ------             ------               -----
Net income before income taxes                           $1,494           $   333               $415              $2,242
                                                          =====            ======                ===               =====
FINANCIAL DATA:
Segment assets                                       $1,032,373          $312,981            $94,817          $1,440,071
Depreciation and amortization                               430               639                 97               1,166
Expenditures for additions
  to premises and equipment                               2,707               135                                  2,842

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

Metropolitan evaluates segment performance based on contribution to income before income taxes. Certain indirect expenses have been allocated based on various criteria considered by management to best reflect benefits derived. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Indirect expense allocations and accounting policies have been consistently applied for the periods presented. There are no differences between segment profits and assets and the consolidated profits and assets of Metropolitan. The interest rate risk that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is assumed in the category labeled Parent and Other.


11. CAPITALIZED INTEREST EXPENSE ON CONSTRUCTION OF NEW CORPORATE HEADQUARTERS

In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building. As a result, interest expenses have been incurred to finance construction. These costs will be capitalized as they are incurred while the building is under construction and will be included as a portion of the historical cost to be depreciated over the useful life of the building. Interest expense capitalized for the three-month period ended March 31, 2000 was $118,000. No interest was capitalized during the three month period ended March 31, 1999.

12. METROPOLITAN FINANCIAL CORP. STOCK PURCHASE PLAN

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                  Three months ended March 31,
                                                   2000                 1999
                                                   ----                 ----
Net income (in thousands)                        $  607               $1,438
Basic earnings per share                           0.08                 0.19
Diluted earnings per share                         0.08                 0.19
Return on average assets                           0.15  %              0.41  %
Return on average equity                           5.47  %             13.42  %
Noninterest expense to average assets              2.35  %              2.17  %
Efficiency ratio                                  81.34  %             71.65  %
Net interest margin                                2.54  %              2.76  %
Net charge-offs to average loans                   0.24  %              0.11  %


                                                              March 31,           December 31,                 March 31,
                                                               2000                    1999                      1999
                                                               ----                    ----                      ----
Total assets (in thousands)                                $1,602,388               $1,608,119              $1,440,071
Shareholders' equity (in thousands)                            43,932                   44,868                  43,171
Shareholders' equity to total assets                             2.74  %                  2.79  %                 3.00  %
Shares outstanding                                          8,072,777                8,063,744               7,756,393
Book value per share                                            $5.44                    $5.56                   $5.57
Tangible book value per share                                    5.15                     5.26                    5.22
Market value of common stock                                     3.75                     4.50                    9.38
Nonperforming assets to total assets (2)                         0.90  %                  0.91  %                 1.27  %
Allowance for losses on loans to total loans (2)                 0.97  %                  0.92  %                 0.66  %

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


RESULTS OF OPERATIONS

Net Income. Net income decreased $0.8 million to $607,000 for the three months ended March 31, 2000 as compared to net income of $1.4 million for the first quarter, 1999. Net interest income and provision for loan losses increased $0.7 million and $0.9 million, respectively, for the three months ended March 31, 2000 over the prior year period and noninterest income increased $0.7 million from the same prior year period. Noninterest expense increased $1.9 million to $9.4 million for the quarter from $7.5 million from the prior year quarter primarily as a result of increased personnel and occupancy costs.

Our net interest margin decreased twenty-two basis points to 2.54% for the three month period ended March 31, 2000 as compared to 2.76% for the same period in 1999, primarily due to an increased cost of funds.

Interest Income. Total interest income increased 15.5% to $29.9 million in the three month period ended March 31, 2000, as compared to $25.9 million in the same period in 1999. This increase primarily resulted from a 15.1% increase in average interest-earning assets in the three month period ended March 31, 2000 as compared to the prior year. Average earning assets increased as a result of our strategy of increasing assets as long as assets with acceptable portfolio characteristics are available. The increase in interest income attributable to the increase in the average balance of interest-earning assets was partially offset by the decline in the weighted average yield. The decline in the weighted average yield is due primarily to the increase in single family residential loans as a percent of total loans.

Interest Expense. Total interest expense increased 19.8% to $20.3 million for the three month period ended March 31, 2000, as compared to $16.9 million for the same period in 1999. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and an increased cost of funds for the three month period ending March 31, 2000 compared to the same period in 1999. The average balance of interest-bearing deposit accounts increased $25.1 million at March 31, 2000 as compared to the same date in 1999. The average balance of borrowings increased $160.0 million, or 75.4% for the three month period ending March 31, 2000 as compared to the prior year period as our deposit growth slowed in recent months and other sources of funds were utilized. Also, the average balance of Junior Subordinated Debentures increased from the prior year period as the second issuance of these securities took place in the second quarter of 1999. All of these categories experienced an increased in the rate of cost of funds, and as a result, Metropolitan's cost of funds increased to 5.62% for the first quarter, 2000 as compared to 5.41% for the same period in 1999.

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

                                                                           THREE  MONTHS  ENDED MARCH 31,
                                              -----------------------------------------------------------------------------------
                                                                  2000                                         1999
                                              ----------------------------------------     --------------------------------------
                                                                               (Dollars in thousands)
                                               AVERAGE                                       AVERAGE
                                               BALANCE            INTEREST       RATE        BALANCE          INTEREST       RATE
                                               -------            --------       ----        -------          --------       ----
Interest-earning assets:
Loans receivable                              $1,208,537          $24,604        8.14%     $1,068,940         $21,687        8.23%
Mortgage-backed securities                       240,008            4,184        6.97         189,843           3,292        7.03
Other                                             67,875            1,121        6.81          59,237             915        6.27
                                              ----------          -------                  ----------         -------
  Total interest-earning assets                1,516,420           29,909        7.90       1,318,020          25,894        7.97
Nonearning assets                                 79,482           ------                      71,882          ------
                                              ----------                                   ----------
  Total assets                                $1,595,902                                   $1,389,902
                                              ==========                                   ==========

Interest-bearing liabilities:
Deposits                                      $1,054,443           13,519        5.20      $1,029,351          13,174        5.19
Borrowings                                       372,085            5,867        6.39         212,094           3,136        6.00
Junior Subordinated Debentures                    43,750              998        9.12          27,750             608        8.76
                                              ----------         --------                  ----------         -------
  Total interest-bearing liabilities           1,470,278           20,384        5.62       1,269,195          16,918        5.41
Noninterest-bearing liabilities                   81,224           ------        ----          77,834          ------        ----
Shareholders' equity                              44,400                                       42,873
  Total liabilities and                       ----------                                   ----------
    shareholders' equity                      $1,595,902                                   $1,389,902
                                              ==========                                   ==========
Net interest income before capitalized
  interest and interest rate spread                                 9,525        2.28%                         8,976         2.56%
                                                                   ------        ====                         ------         ====
Net interest margin                                                              2.54%                                       2.76%
Interest expense capitalized                                          118                                          --
                                                                  -------                                     -------
Net interest income                                               $ 9,643                                     $ 8,976
                                                                   ======                                      ======
Average interest-earning
  assets to average interest-bearing
  liabilities                                    103.14%                                      103.85%

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

                                                   Three Months ended March 31,
                                                          2000 vs. 1999
                                                       Increase  (Decrease)
                                                 ------------------------------
                                                              Change      Change
                                                  Total       Due to      Due to
                                                 Change       Volume      Rate
                                                 ------       ------      ----
                                                         (In thousands)

INTEREST INCOME ON:
  Loans receivable                               $2,917      $3,202      $ (285)
  Mortgage-backed securities                        892         929         (37)
  Other                                             206         123          83
                                                 ------      ------      ------
    Total interest income                         4,015      $4,254      $ (239)
                                                 ------      ======      ======
INTEREST EXPENSE ON:
  Deposits                                       $  345      $  321      $   24
  Borrowings                                      2,731       2,364         367
  Junior Subordinated Debentures                    390         610        (220)
                                                 ------      ------      ------
    Total interest expense                        3,466      $3,295      $  171
                                                             ======      ======
  Interest expense capitalized                      118
                                                 ------
Increase in net interest income                  $  667
                                                 ======


Provision for Loan Losses. The provision for loan losses increased $0.9 million for the first quarter, 2000, as compared to the first quarter, 1999. Management increased the provision for loan losses due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increase its amount of loans, and not as a response to any material change in the level of nonperforming loans. The allowance for losses on loans at March 31, 2000 was $11.8 million or 0.97% of total loans, as compared to $11.0 million, or 0.92% of total loans, at December 31, 1999.

Noninterest Income. Total noninterest income increased 45.2% to $2.1 million in the three months ended March 31, 2000 as compared to $1.5 million in the same period in 1999.

Gain on sale of loans was $309,000 in the three month period ended March 31, 2000, as compared to $400,000 during the same period in 1999. The primary reason for the decrease in the first quarter, 2000 was an increase in interest rates which has caused a decline in origination volumes and therefore in loans available to sell as compared to the same period in

1999. The proceeds of residential loan sales in the first quarter, 2000 were $23.0 million as compared to $59.7 million in the same period in 1999.

Net loan servicing income remained stable at $335,000 for both the three month periods ended March 31, 2000 and March 31, 1999. The portfolio of loans serviced for others declined to $1.4 billion at March 31, 2000 as compared to $1.7 billion at December 31, 1999. Servicing rights for approximately $400 million of loans were sold in the fourth quarter, 1999 and these loans were included in the year end balance until their transfer in the first quarter. A gain of $762,000 was recognized on this sale of rights in the fourth quarter, 1999. Purchases of loan servicing rights and origination of loan servicing partially offset payoffs, sales, and the amortization of existing loans serviced. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $48,000 to $320,000 in the three month period ended March 31, 2000 compared to the first quarter, 1999. The primary reasons for the increase were the overall growth in deposit accounts and increases in deposit account prices for fees in 2000 as compared to 1999.

Gains on sale of securities in the three months ended March 31, 2000, were $333,000 while there were no gains in the first quarter of 1999. The gain in the first quarter, 2000 was the result of the sale of $12.7 million of FNMA securities originated by Metropolitan in 1999 as part of the multifamily securitization and $8.6 million of FHLMC securities comprised of residential loans originated by Metropolitan.

Other noninterest income increased $368,000 to $818,000 in the three month period ended March 31, 2000, compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business and increased rental income in the first quarter, 2000.

Noninterest Expense. Total noninterest expense increased to $9.4 million in the three month period ended March 31, 2000 as compared to $7.5 million for the same period in 1999.

Personnel related expenses increased $1.1 million in the three month period ended March 31, 2000 as compared to the same period in 1999. These increases were primarily a result of increased staffing levels to support new retail sales offices locations, new mortgage origination offices, and increased business levels.

Occupancy costs increased $252,000 in the three month period ended March 31, 2000, over the same period in 1999. This increase was generally the result of three additional full service retail sales offices and three mortgage origination offices opened in 1999 and two retail sales offices opened in 2000.

Federal deposit insurance premiums increased $158,000, or 78.6%, to $359,000 in the first quarter, 2000 as compared to $201,000 in the first quarter of 1999. The primary reason for the increase was the Bank's regulatory capital level and the Bank's regulatory rating.

Data processing expense increased $95,000 in the three month period ending March 31, 2000 as compared to the same period in 1999. This increase was the result of expenses incurred for electronic banking which is scheduled to begin in 2000 and overall increases in data processing costs related to additional retail sales offices, numbers of accounts, and account activity.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $163,000 for the three month period ended March 31, 2000 as compared to the same period in 1999. This increase was generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

Provision for Income Taxes. The provision for income taxes decreased $512,000 for the three month period ended March 31, 2000 as compared to the same period in 1999. The primary reason for the decrease in the provision was the decreased level of income over the prior year. The effective tax rate was 32.5% for the three month period ended March 31, 2000 as compared to 35.9% for the same period in 1999.

ASSET QUALITY

Metropolitan's goal is to maintain high quality loans in the loan portfolio through conservative lending policies and prudent underwriting. We undertake detailed reviews of the loan portfolio regularly to identify potential problem loans or trends early and to provide for adequate estimates of potential losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. We normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, we assess the collectability of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.
                                                      March 31,   December 31,
                                                       2000           1999
                                                       ----           ----
                                                       (Dollars in thousands)

Nonaccrual loans                                   $   10,435        $    8,933
Loans past due greater than
  90 days or impaired, still accruing                     344               448
                                                   ----------        ----------
Total nonperforming loans                              10,779             9,381
Real estate owned                                       3,691             5,263
                                                   ----------        ----------
Total nonperforming assets                         $   14,470        $   14,644
                                                   ==========        ==========
Allowance for losses on loans                      $   11,803        $   11,025
                                                   ==========        ==========

Nonperforming loans to total loans                       0.89%             0.79%
Nonperforming assets to total assets                     0.90%             0.91%
Net charge-offs to average loans                         0.24%(1)          0.19%
Provision for loan losses to average loans               0.50%(1)          0.54%
Allowance for losses on loans to total
  nonperforming loans at end of period                 109.50%           117.52%
Allowance for losses on loans to
  total loans at end of period                           0.97%             0.92%

(1) Annualized for comparative purposes.

Nonperforming assets at March 31, 2000 decreased $100,000 to $14.5 million as compared to $14.6 million at December 31, 1999. In spite of the growth experienced in the loan portfolio, total nonperforming assets have decreased slightly in 2000.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $3.2 million of loans in this category at March 31, 2000. Management believes the Bank is well secured against loss.


FINANCIAL CONDITION

Total assets amounted to $1.602 billion at March 31, 2000, as compared to $1.608 billion at December 31, 1999, a decrease of $6 million. The decrease in assets was concentrated in mortgage-backed securities and was partially offset by an increase in loans receivable, net.

Mortgage backed securities decreased $32.0 million to $223.8 million compared to December 31, 1999. The decrease was due to the sale of $12.7 million of FNMA securities and paydowns of various other securities.

Loans receivable, including loans held for sale, increased $20.6 million, or 1.7%, during the three months ended March 31, 2000. This increase was primarily due to increases in single family loans of $8.2 million, commercial real estate loans of $10.5 million, and modest increases in other loan categories which were partially offset by a $6.6 million decrease in multifamily loans. These increases resulted from the relatively stable loan demand, increased loan production staff, and increased marketing efforts.

Federal Home Loan Bank stock increased $2.3 million, or 21.4%, to $13.3 million at March 31, 2000 as compared to $10.9 million at December 31, 1999. This increase is a result of increased FHLB borrowings in the first quarter, 2000.

Real estate owned decreased $1.6 million, or 29.9%, to $3.7 million at March 31, 2000. The sale of three properties, including a strip shopping center with a book value of $1.1 million, occurred in the first quarter, 2000. These three properties were included in the year-end 1999 balance.

Deposits totaled $1.105 billion at March 31, 2000, a decrease of $31 million, or 2.7%, from the balance at December 31, 1999. The decrease resulted principally from the net outflow of $19.4 million in out-of-state deposits and $8.0 in custodial balances.

Borrowings increased $26.7 million, or 7.4% from December 31, 1999 to March 31, 2000. The increase was the result of increased use of Federal Home Loan Bank advances of $50.7 million offset by a $25.0 million decrease in the commercial bank repurchase agreement. The net increase in borrowings was a strategic decision to replace high cost deposits with borrowings.

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

The Corporation's primary source of funds currently is dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies. The Corporation's primary use of funds is for interest payments on its existing debt. At March 31, 2000, the Corporation, excluding the Bank, had cash and readily convertible investments of $1.6 million. The Corporation has a $12 million line of credit with a commercial bank. At March 31, 2000, the Corporation had a balance of $7 million outstanding, leaving $5 million available to borrow.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for

March, 2000 was 4.00%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At March 31, 2000, $166.7 million, or 15.1%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, we consider the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly financial institutions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At March 31, 2000, approximately $162.2 million, or 14.6% of our deposits were held by these individuals and entities. If we were unable to replace these deposits upon maturity, there could be an adverse effect on our liquidity. We monitor maturities to attempt to minimize any potential adverse effect on liquidity. In addition, $24.7 million of the certificates of deposit of $100,000 or more are also included in out-of-state time deposits discussed above.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $282 million at March 31, 2000, of which $265 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of approximately $80 million at March 31, 2000, which utilized substantially all of the Bank's eligible collateral. Also, the Bank has a $55 million line of credit available through a commercial bank repurchase agreement. The balance on this line was $30 million at March 31, 2000.

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

The Bank's regulatory capital ratios at March 31, 2000 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                                  TANGIBLE CAPITAL                    CORE CAPITAL                  RISK-BASED CAPITAL
                                  ----------------                    ------------                  ------------------
                                                                (Dollars in thousands)
Capital amount
Actual                                 $107,274   6.67%               $107,338     6.68%                $116,442     9.58%
Required                                 24,111   1.50                  64,300     4.00                   97,246     8.00
                                         ------   ----                  ------     ----                   ------     ----
Excess                                  $83,163   5.17%                $43,038     2.68%               $  19,196     1.58%
                                         ======   ====                  ======     ====                   ======     ====

We anticipate that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy, could adversely affect future earnings and consequently, the ability of the Bank to meet its future capital requirements.


RECENT ACCOUNTING DEVELOPMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999. The adoption date of SFAS No. 133 was subsequently deferred by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." Under Statement No. 137 issued in June, 1999, the effective date was delayed to all fiscal years beginning after June 15, 2000. We do not expect this statement to have a material effect on the Corporation's consolidated financial position or results of operation, but the effect will depend on derivative holdings when this standard applies.


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

The Office of Thrift Supervision currently looks to the Thrift Bulletin 13a, issued December 1, 1998, to evaluate interest rate risk at institutions they supervise. They categorize interest rate risk as minimal, moderate, significant, or high based on a combination of the projected Net Portfolio Value ("NPV") after a 200 basis point change in interest rates and the size of that change in NPV due to a 200 basis point change in interest rates.

We manage interest rate risk in a number of ways. Some of the tools used to monitor and quantify interest rate risk include:

     -    annual budgeting process;

     -    weekly review of certificate of deposit maturities by day;

     -    monthly forecast of balance sheet activity;

     -    monthly review of listing of liability rates and maturities by month;

     - monthly shock report of effect of sudden interest rate changes on net interest income;

     - monthly shock report of effect of sudden interest rate changes on net value of portfolio equity; and

     - monthly analysis of rate and volume changes in historic net interest income.

We have established an asset and liability committee to monitor interest rate risk. This committee is made up of senior officers from finance, lending and deposit operations. The committee meets at least quarterly, reviews our current interest rate risk position, and determines strategies to pursue for the next quarter. The activities of this committee are reported to the Board of Directors of the Bank quarterly. Between meetings, the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

During 2000, like many financial institutions, we had exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has had more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1999 and the most recent quarter.

                                 EXPECTED CHANGE IN NET INTEREST INCOME
                                 --------------------------------------
CHANGE IN INTEREST RATE     MARCH 31, 2000                    DECEMBER 31, 1999
-----------------------     --------------                    -----------------

           +2%                   -16%                             -18%
           +1%                    -8%                              -9%
           -1%                    +7%                              +8%
           -2%                   +14%                             +15%

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a significant short-term exposure to rising rates but that the exposure declined during the quarter.

Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk. The following table shows the change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 1999 and the most recent quarter.

                                   EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                   --------------------------------------
CHANGE IN INTEREST RATE     MARCH 31, 2000                    DECEMBER 31, 1999
-----------------------     --------------                    -----------------

           +2%                  -48%                             -51%
           +1%                  -24%                             -25%
           -1%                  +25%                             +24%
           -2%                  +54%                             +47%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that our exposure to rising interest rates has declined during 2000, but remains high. Under TB 13a, Metropolitan falls in the high interest rate risk category as of March 31, 2000, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

Our strategies to limit interest rate risk from rising interest rates are as follows:

     -    originate one- to four-family adjustable rate loans for the portfolio;

     -    originate one- to four-family fixed rate loans for sale;

     -    originate the majority of business loans to float with prime rates;

     -    increase core deposits which have low interest rate sensitivity;

     -    increase certificates of deposit with maturities over one year;

     -    borrow funds with maturities greater than a year; and

     - increase the volume of loans serviced since they rise in value as rates rise.

We also follow strategies that increase interest rate risk in limited ways including:

     - originating and purchasing fixed rate multifamily and commercial real estate loans limited to ten year maturities; and

     - originating and purchasing fixed rate consumer loans with terms from two to fifteen years.

The result of these strategies taken together is that Metropolitan has taken on long-term interest rate risk by adding some ten year fixed rate loans and financing those loans with certificates of deposit and borrowings with terms from one year to five years and short term borrowings during 1999. In the first quarter of 2000, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern throughout the remainder of 2000.

The Bank's level of interest rate risk as of March 31, 2000, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during the remainder of 2000 by focusing on:

     - limiting ten year fixed rate commercial real estate loans that can be readily sold;

     - limiting the purchase of fixed rate consumer loans to those with high enough yields to be profitable when matched with similar borrowing maturities; and

     -    extending liability maturities when long term rates are favorable.

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

             3.2 Amended and Restated Code of Regulations of the Corporation (filed as Exhibit 3.2 Metropolitan's Registration Statement on Form S-1 , filed February 26, 1999 and incorporated herein by reference).

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

             4.3 Guarantee of Metropolitan relating to the Trust Preferred Securities dated April 30, 1998 (filed as
                        Exhibit 4.3 to the Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

             4.4 Agreement as to Expenses and Liabilities, dated as of April 30, 1998 (filed as Exhibit 4.4 to Metropolitan's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

             4.5 Indenture, dated as of May 14, 1999, of Metropolitan relating to the 9.50% Junior Subordinated Debentures due June 30, 2029 (filed as Exhibit 4.1 to the Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).

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

             27         Financial Data Schedule.(1)

       b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first three months of 2000.

               (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METROPOLITAN FINANCIAL CORP.



                                                 By: /S/ KENNETH T. KOEHLER
                                                     -------------------------
                                                        Kenneth T. Koehler,

                                       President,  Assistant Secretary and
                                                       Assistant Treasurer,
                                                       (principal financial
                                                    and accounting officer)

                                                         Date: May 15, 2000