Form 10-Q
period 2000-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2000-08-14
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


     (Mark One)
     |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.


Commission file number                  000-21553

                          METROPOLITAN FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

               Ohio                                              34-1109469
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

              6001 Landerhaven Drive, Mayfield Heights, Ohio 44124
               (Address of Principal Executive Offices) (Zip Code)

                                 (440) 646-1111
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 12, 2000, there were 8,086,281 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                           PAGE
                                                                           ----
Item 1.  Financial Statements:

  Consolidated Statements of Financial Condition
  as of June 30, 2000 and December 31, 1999                                  3

  Consolidated Statements of Operations for the
  three and six months ended June 30, 2000 and 1999                          4

  Condensed Consolidated Statements of Cash Flows
  for the six months ended June 30, 2000 and 1999                            5

  Consolidated Statement of Changes in Shareholders' Equity
  for the three and six months ended June 30, 2000 and 1999                  6

  Notes to Consolidated Financial Statements                               7-18

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                              19-31

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                                31-34

PART II.   OTHER INFORMATION                                                35

Item 4. Submission of Matters to a Vote of Security Holders                 35

Item 6. Exhibits and Reports on Form 8-K                                   36-37

SIGNATURE                                                                   38

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                            June 30, 2000         December 31, 1999
                                                             -----------             -----------
         ASSETS
Cash and cash equivalents                                    $    34,953             $    21,751
Securities available for sale, at fair value                      34,854                  35,829
Securities held to maturity                                       15,617                  15,879
Mortgage-backed securities available for sale                    214,846                 255,727
Loans held for sale                                               17,807                   6,718
Loans receivable, net                                          1,231,967               1,183,954
Federal Home Loan Bank stock                                      13,985                  10,948
Premises and equipment, net                                       46,193                  31,820
Real estate owned, net                                             4,311                   5,263
Intangible assets                                                  2,330                   2,461
Loan servicing rights, net                                        17,857                  10,374
Accrued income, prepaid expenses and other assets                 21,708                  27,395
                                                             -----------             -----------
     Total assets                                            $ 1,656,428             $ 1,608,119
                                                             ===========             ===========

LIABILITIES
Noninterest-bearing deposits                                 $    66,050             $    70,891
Interest-bearing deposits                                      1,060,281               1,065,739
Borrowings                                                       418,693                 360,396
Other liabilities                                                 23,150                  22,475
Guaranteed Preferred Beneficial Interests in the
   Corporation's Junior Subordinated Debentures                   43,750                  43,750
                                                             -----------             -----------
     Total liabilities                                         1,611,924               1,563,251
                                                             -----------             -----------

SHAREHOLDERS' EQUITY
Preferred stock, 10,000 shares authorized,
   none issued                                                      --                      --
Common stock, no par value, 10,000 shares
   authorized, 8,083 and 8,064 shares issued
   and outstanding, respectively                                    --                      --
Additional paid-in capital                                        20,819                  20,744
Retained earnings                                                 29,325                  28,171
Accumulated other comprehensive loss                              (5,640)                 (4,047)
                                                             -----------             -----------
  Total shareholders' equity                                      44,504                  44,868
                                                             -----------             -----------
     Total liabilities and shareholders' equity              $ 1,656,428             $ 1,608,119
                                                             ===========             ===========

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                                2000                1999                2000                1999
                                                             ----------          ----------          ----------          ----------
INTEREST INCOME
  Interest and fees on loans                                 $   26,308          $   23,175          $   50,912          $   44,862
  Interest on mortgage-backed securities                          3,924               3,157               8,108               6,449
  Interest and dividends on other investments                     1,307               1,042               2,428               1,957
                                                             ----------          ----------          ----------          ----------
    Total interest income                                        31,539              27,374              61,448              53,268
                                                             ----------          ----------          ----------          ----------
INTEREST EXPENSE
  Interest on deposits                                           14,187              13,958              27,706              27,132
  Interest on borrowings                                          6,279               2,955              12,028               6,091
  Interest on Junior Subordinated Debentures                        999                 813               1,997               1,422
                                                             ----------          ----------          ----------          ----------
    Total interest expense                                       21,465              17,726              41,731              34,645
                                                             ----------          ----------          ----------          ----------
NET INTEREST INCOME                                              10,074               9,648              19,717              18,623
Provision for loan losses                                         1,600               1,600               3,100               2,250
                                                             ----------          ----------          ----------          ----------
Net interest income after provision for loan losses               8,474               8,048              16,617              16,373
                                                             ----------          ----------          ----------          ----------
NONINTEREST INCOME
  Net gain on sale of loans                                         729                 774               1,038               1,174
  Loan servicing income, net                                        213                 367                 548                 701
  Service charges on deposit accounts                               327                 316                 647                 588
  Net gain on sale of securities                                     85                --                   418                --
  Other operating income                                            811                 773               1,629               1,225
                                                             ----------          ----------          ----------          ----------
    Total noninterest income                                      2,165               2,230               4,280               3,688
                                                             ----------          ----------          ----------          ----------
NONINTEREST EXPENSE
  Salaries and related personnel costs                            4,869               4,123              10,046               8,185
  Occupancy and equipment expense                                 1,509               1,207               2,849               2,295
  Federal deposit insurance premiums                                341                 233                 700                 433
  Data processing expense                                           339                 320                 670                 556
  Marketing expense                                                 478                 156                 700                 358
  State franchise taxes                                             262                 248                 524                 496
  Amortization of intangibles                                        65                  66                 131                 131
  Other operating expenses                                        1,964               1,572               3,566               3,012
                                                             ----------          ----------          ----------          ----------
    Total noninterest expense                                     9,827               7,925              19,186              15,466
                                                             ----------          ----------          ----------          ----------
INCOME BEFORE INCOME TAXES                                          812               2,353               1,711               4,595
Provision for income taxes                                          265                 849                 557               1,653
                                                             ----------          ----------          ----------          ----------
NET INCOME                                                   $      547          $    1,504          $    1,154          $    2,942
                                                             ==========          ==========          ==========          ==========

Basic and diluted earnings per share                         $     0.07          $     0.19          $     0.14          $     0.37
                                                             ==========          ==========          ==========          ==========

Weighted average shares outstanding for basic
  earnings per share                                          8,077,213           7,924,525           8,072,840           7,840,923
Effect of dilutive options                                         --                  --                  --                   --
                                                             ----------          ----------          ----------          ----------
Weighted average shares outstanding for diluted
  earnings per share                                          8,077,213           7,924,525           8,072,840           7,840,923
                                                             ==========          ==========          ==========          ==========

 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended June 30,
                                                                                            2000                  1999
                                                                                          ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      $  11,862             $  (2,636)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                            (199,027)             (240,021)
  Purchases of:
    Loans                                                                                   (64,092)             (127,152)
    Mortgage-backed securities                                                                 --                 (10,222)
    Securities available for sale                                                               (25)              (20,030)
    Securities held to maturity                                                                (100)                 --
    Mortgage loan servicing rights                                                           (8,237)               (2,155)
    Premises and equipment                                                                  (15,568)               (6,238)
    FHLB stock                                                                               (2,582)               (2,171)
  Proceeds from maturities and repayments of:
    Loans                                                                                   158,946               152,480
    Mortgage-backed securities                                                               22,829                25,021
    Securities held to maturity                                                                 365                   220
  Proceeds from sale of:
    Loans                                                                                    42,544                59,603
    Mortgage-backed securities                                                               16,938                  --
    Premises, equipment, and real estate owned                                                1,275                  --
                                                                                          ---------             ---------
      Net cash used for investing activities                                                (46,734)             (170,665)
                                                                                          ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                            (10,299)              121,032
  Proceeds from borrowings                                                                   93,534                23,054
  Repayment of borrowings                                                                   (56,236)              (22,393)
  Proceeds from issuance of common stock                                                         75                 2,197
  Proceeds from issuance of Guaranteed Preferred Beneficial
    Interests in the Corporation's Junior Subordinated Debentures                              --                  15,073
  Net activity on line of credit                                                             21,000                26,300
                                                                                          ---------             ---------
    Net cash provided by financing activities                                                48,074               165,263
                                                                                          ---------             ---------

Net change in cash and cash equivalents                                                      13,202                (8,038)
Cash and cash equivalents at beginning of period                                             21,751                29,086
                                                                                          ---------             ---------
Cash and cash equivalents at end of period                                                $  34,953             $  21,048
                                                                                          =========             =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                                              $  42,633             $  36,521
    Income taxes                                                                                336                 1,112
Transfer from loans receivable to real estate owned                                             833                 4,458
Loans securitized                                                                            16,053                  --

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

                                                                                                  ACCUMULATED
                                                                 ADDITIONAL                          OTHER           TOTAL
                                                  COMMON          PAID-IN          RETAINED      COMPREHENSIVE    SHAREHOLDERS'
                                                  STOCK           CAPITAL          EARNINGS      INCOME (LOSS)       EQUITY
                                                 --------         --------         --------        --------         --------
BALANCE MARCH 31, 1999                           $   --           $ 18,505         $ 25,098        $   (432)        $ 43,171
Comprehensive income (loss):
   Net income                                                                         1,504                            1,504
   Change in unrealized gain on
     securities, net of tax                                                                          (1,018)          (1,018)
     Total comprehensive income (loss)                                                                                   486
Issuance of 300,000 common shares                                    2,197                                             2,197
                                                                  --------         --------        --------         --------

BALANCE JUNE 30, 1999                            $   --           $ 20,702         $ 26,602        $ (1,450)        $ 45,854
                                                                  ========         ========        ========         ========

BALANCE DECEMBER 31, 1998                        $   --           $ 18,505         $ 23,660        $    479         $ 42,644
Comprehensive income (loss):
   Net income                                                                         2,942                            2,942
   Change in unrealized gain on
     securities, net of tax                                                                          (1,929)          (1,929)
     Total comprehensive income (loss)                                                                                 1,013
Issuance of 300,000 common shares                                    2,197                                             2,197
                                                                  --------         --------        --------         --------

BALANCE JUNE 30, 1999                            $   --           $ 20,702         $ 26,602        $ (1,450)        $ 45,854
                                                                  ========         ========        ========         ========

BALANCE MARCH 31, 2000                           $   --           $ 20,781         $ 28,778        $ (5,627)        $ 43,932
Comprehensive income (loss):
   Net income                                                                           547                              547
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $131,000 from net income                                                                        (13)             (13)
     Total comprehensive income (loss)                                                                                   534
Issuance of shares of Common stock
   Stock purchase plan-9,815 shares                                     38                                                38
                                                                  --------         --------        --------         --------

BALANCE JUNE 30, 2000                            $   --           $ 20,819         $ 29,325        $ (5,640)        $ 44,504
                                                                  ========         ========        ========         ========

BALANCE DECEMBER 31, 1999                        $   --           $ 20,744         $ 28,171        $ (4,047)        $ 44,868
Comprehensive income (loss):
   Net income                                                                         1,154                            1,154
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $643,000 from net income                                                                     (1,593)          (1,593)
     Total comprehensive income (loss)                                                                                  (439)
Issuance of shares of Common stock
   Stock purchase plan-18,848 shares                                    75                                                75
                                                                  --------         --------        --------         --------

BALANCE JUNE 30, 2000                            $   --           $ 20,819         $ 29,325        $ (5,640)        $ 44,504
                                                                  ========         ========        ========         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank & Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 2000 and 1999; (b) the financial condition at June 30, 2000 and December 31, 1999; (c) the statement of cash flows for the six month periods ended June 30, 2000 and 1999; and (d) the statement of changes in shareholders' equity for the three and six month periods ended June 30, 2000 and 1999. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax and recognized as part of comprehensive income. Gains or losses on dispositions are based on net proceeds and the adjusted historic cost of securities sold, using the specific identification method.

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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At June 30, 2000 and December 31, 1999, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

Allowance for Losses on Loans: The allowance for losses on loans is established by a provision for loan losses charged against income. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses based on past loan experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, such increase is reported as a provision for loan losses. Management excludes all consumer loans from review for impairment. However, these loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

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

Capitalized Interest: Interest expenses incurred to finance construction of premises and equipment are capitalized as they are incurred. The amount of capitalized interest included as a portion of the historical cost of acquiring assets will be depreciated over the useful life of the asset.

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


3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                    June 30, 2000
                                      --------------------------------------------------------------------------
                                      Amortized         Gross Unrealized     Gross Unrealized            Fair
                                        Cost                 Gains                Losses                 Value
                                      ---------            ---------             ---------             ---------
AVAILABLE FOR SALE
Mutual funds                          $     861                                                        $     861
FreddieMac preferred stock                7,500                                  $  (2,081)                5,419
FannieMae notes                          19,942                                       (980)               18,962
FreddieMac note                          10,000                                       (388)                9,612
Mortgage-backed securities              220,013            $     139                (5,306)              214,846
                                      ---------            ---------             ---------             ---------
                                        258,316                  139                (8,755)              249,700
HELD TO MATURITY
Tax-exempt municipal bond                14,702                                       (515)               14,187
Revenue bond                                815                                        (14)                  801
Certificate of deposit                      100                                                              100
                                      ---------            ---------             ---------             ---------
                                         15,617                    0                  (529)               15,088
                                      ---------            ---------             ---------             ---------
   Total securities                   $ 273,933            $     139             $  (9,284)            $ 264,788
                                      =========            =========             =========             =========

                                                                  December 31, 1999
                                      --------------------------------------------------------------------------
                                      Amortized         Gross Unrealized     Gross Unrealized            Fair
                                        Cost                 Gains                Losses                 Value
                                      ---------            ---------             ---------             ---------
AVAILABLE FOR SALE
Mutual funds                          $     835                                                        $     835
FreddieMac preferred stock                7,500                                  $  (1,350)                6,150
FreddieMac note                          10,000                                       (236)                9,764
FannieMae notes                          19,935                                       (855)               19,080
Mortgage-backed securities              259,446            $     228                (3,947)              255,727
                                      ---------            ---------             ---------             ---------
                                        297,716                  228                (6,388)              291,556
HELD TO MATURITY
Tax-exempt municipal bond                14,699                  176                                      14,875
Revenue bond                              1,180                                                            1,180
                                      ---------            ---------             ---------             ---------
                                         15,879                  176                     0                16,055
                                      ---------            ---------             ---------             ---------
   Total securities                   $ 313,595            $     404             $  (6,388)            $ 307,611
                                      =========            =========             =========             =========

4. LOANS RECEIVABLE

The composition of the loan portfolio at June 30, 2000 and December 31, 1999 is as follows (in thousands):

                                           June 30, 2000         December 31, 1999
                                            -----------             -----------
Real estate loans
  Construction loans:
      Residential single family             $   111,167             $   111,005
      Commercial                                    441                     447
      Land                                       46,088                  43,989
      Loans in process                          (58,347)                (56,212)
                                            -----------             -----------
         Construction loans, net                 99,349                  99,229
   Permanent loans:
      Residential single family                 322,850                 295,061
      Multifamily                               302,188                 292,015
      Commercial                                225,115                 247,455
      Other                                         825                     671
                                            -----------             -----------
         Total real estate loans                950,327                 934,431
Consumer loans                                  163,235                 143,585
Business and other loans                        128,225                 114,333
                                            -----------             -----------
         Total loans                          1,241,787               1,192,349
Premium (discount) on loans, net                  6,541                   7,178
Deferred loan fees, net                          (3,559)                 (4,548)
Allowance for losses on loans                   (12,802)                (11,025)
                                            -----------             -----------
                                            $ 1,231,967             $ 1,183,954
                                            ===========             ===========

Activity in the allowance for losses on loans for the periods ended June 30, 2000 and 1999 is as follows (in thousands):

                                                   Six Months Ended June 30,
                                                    2000                1999
                                                  -------              ------
Balance at the beginning of the period            $11,025              $6,909
Provision for loan losses                           3,100               2,250
Net charge-offs                                   (1,323)             (1,070)
                                                  -------              ------
Balance at end of period                          $12,802              $8,089
                                                  =======              ======

Nonperforming loans were as follows at (in thousands):

                                                    June 30,     December 31,
                                                      2000           1999
                                                     -----          -----
Loans past due over 90 days still on accrual         $  78          $ 448
Nonaccrual loans                                     9,566          8,933

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

Information regarding impaired loans is as follows (in thousands):

                                                   June 30,         December 31,
                                                     2000               1999
                                                    ------             ------
Balance of impaired loans                           $4,274             $4,593
Less portion for which no allowance
  for losses on loans is allocated                   3,337              3,521
                                                    ------             ------
Balance of impaired loans for which
  an allowance for loan losses is allocated          $ 937             $1,072
                                                    ======             ======
Portion of allowance for losses on loans
  allocated to the impaired loan balance             $ 920             $1,054
                                                    ======             ======

                                                   June 30,            June 30,
                                                     2000                1999
                                                    ------              ------
Average investment in impaired loans
  during the period                                 $4,523              $8,431
                                                    ======              ======
Interest income recognized during
  impairment                                         $ 141               $ 163
                                                    ======              ======
Interest income recognized on a
  cash basis during the period                       $ 141               $ 163
                                                    ======              ======

5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                                    June 30,            December 31,
                                                      2000                  1999
                                                  ----------            ----------
Mortgage loan portfolios serviced for:
  FreddieMac                                       $ 824,792              $746,688
  FannieMae                                          616,381               725,045
  Other                                              183,743               181,332
                                                  ----------            ----------
    Total loans serviced for others               $1,624,916            $1,653,065
                                                  ==========            ==========

Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $17,551 and $29,958 at June 30, 2000 and December 31, 1999, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the six-month period ended June 30, 2000 and 1999 (in thousands):

                                                       Six Months Ended June 30,
                                                    2000                       1999
                                                  -------                    -------
Balance at the beginning of the period            $10,374                    $13,412
Acquired or originated                              8,999                      3,532
Amortization                                      (1,516)                    (1,424)
                                                  -------                    -------
Balance at the end of the period                  $17,857                    $15,520
                                                  =======                    =======

6. DEPOSITS

Deposits consist of the following (in thousands):

                                                     June 30,                December 31,
                                                      2000                       1999
                                                  ----------                 ----------
Noninterest-bearing checking accounts               $ 66,050                   $ 70,891

Interest-bearing checking accounts                   105,114                     57,136
Passbook savings and statement savings               148,503                    200,168
Certificates of deposit                              806,664                    808,435
                                                  ----------                 ----------
  Total interest-bearing deposits                  1,060,281                  1,065,739
                                                  ----------                 ----------
                                                  $1,126,331                 $1,136,630
                                                  ==========                 ==========

At June 30, 2000, scheduled maturities of certificates of deposit are as follows (in thousands):

            Year                                 Weighted Average
           Ended                Amount             Interest Rate
           -----                ------             -------------
            2000              $334,125                   5.79%
            2001               393,442                   6.36%
            2002                53,345                   6.55%
            2003                 7,873                   6.04%
            2004                14,108                   5.92%
         Thereafter              3,771                   6.40%
                              --------
                              $806,664                   6.13%
                              ========

7. BORROWINGS

Borrowings consisted of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                            June 30,                 December 31,
                                                              2000                       1999
                                                            --------                   --------
Federal Home Loan Bank Advances (6.3% and 5.6% at
  June 30, 2000 and December 31, 1999, respectively)        $274,542                   $205,352

Reverse repurchase agreements (5.7% and 5.6% at
  June 30, 2000 and December 31, 1999, respectively)          80,166                     80,044

Commercial bank repurchase agreement (7.9% and 7.7% at
  June 30, 2000 and December 31, 1999, respectively)          44,000                     55,000

Commercial bank line of credit (8.9 % and 8.5% at
  June 30, 2000 and December 31, 1999, respectively)           6,000                      6,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                         13,985                     14,000
                                                            --------                   --------
                                                            $418,693                   $360,396
                                                            ========                   ========

At June 30, 2000, scheduled payments on borrowings are as follows (in thousands):

                                                                Weighted Average
                          Year Ended               Amount        Interest Rate
                          ----------               ------        -------------
                             2000                 $203,879            6.54%
                             2001                   24,597            6.72
                             2002                   45,655            5.83
                             2003                   40,460            5.68
                             2004                   62,251            6.03
                          Thereafter                41,851            7.60
                                                  --------
                             Total                $418,693            6.42
                                                  ========

At June 30, 2000, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $326 million, $40 million and $65 million, respectively.

The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000. The balance outstanding at June 30, 2000 was $6,000,000. The line matures annually on May 30, including this year, but was extended until July 28, 2000. The interest rate on the line is tied to LIBOR or prime at the Corporation's option. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount of at least equal to 200% of any outstanding balance.

In November, 1999, the Bank entered into a commercial bank repurchase agreement involving a transaction which allows a line of credit for use by the Bank. The agreement reprices monthly based on LIBOR. The agreement allows commercial loans securitized by Metropolitan to be used as collateral. The maximum amount available under this agreement is $45,000,000. The balance of this line of credit at June 30, 2000 was $44,000,000.


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

As of June 30, 2000, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $76,470,000 and $75,731,000, respectively. In addition, the Bank had firm commitments to sell loans totaling $4,316,000 at June 30, 2000. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.25% to 16% and commitment periods up to one year.


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

The Corporation also issued trust preferred securities in 1998 through its subsidiary, Metropolitan Capital Trust I. A description of the trust preferred securities currently outstanding is presented below (Dollars in thousands):

              Issuing                     Date of          Shares       Interest           Maturity               Principal Amount
               Entity                     Issuance         Issued         Rate               Date                    June 30, 2000
               ------                     --------         ------         ----               ----                    -------------
Metropolitan Capital Trust I           April 27, 1998     2,775,000       8.60%         June 30, 2028                      $27,750
Metropolitan Capital Trust II           May 14, 1999      1,600,000       9.50%         June 30, 2029                       16,000
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

         Operating results and other financial data for the current and preceding year are as follows (in thousands):

         As of or for the six months ended June 30, 2000

                                                      RETAIL AND
                                                      COMMERCIAL          MORTGAGE           PARENT
                                                       BANKING            BANKING           AND OTHER             TOTAL
                                                       -------            -------           ---------             -----
OPERATING RESULTS:
Net interest income                                     $13,649           $ 2,504             $3,564             $19,717
Provision for losses on loans                             1,981               364                755               3,100
                                                        -------           -------             ------             -------
Net interest income after
  provision for loan losses                              11,668             2,140              2,809              16,617
Noninterest income                                        2,880             1,360                 40               4,280
Direct noninterest expense                                9,535             3,291                199              13,025
Allocation of overhead                                    4,581             1,580                                  6,161
                                                        -------           -------             ------             -------
Net income before income taxes                          $   432           $(1,371)            $2,650             $ 1,711
                                                        =======           =======             ======             =======

                                                      RETAIL AND
                                                      COMMERCIAL          MORTGAGE           PARENT
                                                       BANKING            BANKING           AND OTHER             TOTAL
                                                       -------            -------           ---------             -----
FINANCIAL DATA:
Segment assets                                        $1,078,290          $447,792           $130,346          $1,656,428
Depreciation and amortization                              1,173             1,394                259               2,826
Expenditures for additions
  to premises and equipment                               14,679               889                                 15,568

         As of or for the six months ended June 30, 1999

                                          RETAIL AND
                                          COMMERCIAL             MORTGAGE              PARENT
                                            BANKING              BANKING              AND OTHER                TOTAL
                                          ----------            ----------            ----------             ----------
OPERATING RESULTS:
Net interest income                       $   12,515            $    3,245            $    2,863             $   18,623
Provision for losses on loans                  2,038                   212                                        2,250
                                          ----------            ----------            ----------             ----------
Net interest income after
     provision for loan losses                10,477                 3,033                 2,863                 16,373
Noninterest income                             2,337                 1,380                   (29)                 3,688
Direct noninterest expense                     7,533                 2,869                   341                 10,743
Allocation of overhead                         3,213                 1,510                                        4,723
                                          ----------            ----------            ----------             ----------
Net income before income taxes            $    2,068            $       34            $    2,493             $    4,595
                                          ==========            ==========            ==========             ==========

FINANCIAL DATA:
Segment assets                            $1,085,725            $  336,534            $  106,328             $1,528,587
Depreciation and amortization                    852                 1,342                   202                  2,396
Expenditures for additions
  to premises and equipment                    4,387                 1,901                                        6,288

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


11. CAPITALIZED INTEREST EXPENSE ON CONSTRUCTION OF NEW CORPORATE HEADQUARTERS

In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building. As a result, interest expenses have been incurred to finance construction. These costs will be capitalized as they are incurred while the building is under construction and will be included as a portion of the historical cost to be depreciated over the useful life of the building. Interest is also capitalized on the construction of retail sales offices. Interest expense capitalized for the three and six-month periods ended June 30, 2000 were $163,000 and $281,000, respectively. Interest capitalized during the three and six- month periods ended June 30, 1999 was $15,000.


12. METROPOLITAN FINANCIAL CORP. STOCK PURCHASE PLAN

In July, 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares at 95% of the fair market value. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999. Shares issued under this plan during the six months ended June 30, 2000 totaled 18,848.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                             Three months ended June 30,     Six months ended June 30,
                                                 2000          1999            2000            1999
                                                 ----          ----            ----            ----
Net income (in thousands)                     $     547     $   1,504       $   1,154       $   2,942
Basic and diluted earnings per share (1)      $    0.07     $    0.19       $    0.14       $    0.37
Return on average assets                           0.14%         0.41%           0.14%           0.41%
Return on average equity                           4.95%        13.51%           5.21%          13.46%
Noninterest expense to average assets              2.43%         2.15%           2.39%           2.16%
Efficiency ratio                                  80.32%        66.17%          80.81%          68.73%
Net interest margin                                2.62%         2.76%           2.58%           2.74%


(1) Per share data has been restated to include the effect of the issuance of 300,000 additional shares on May 14, 1999.

                                                         June 30,           December 31,         June 30,
                                                          2000                 1999                1999
                                                          ----                 ----                ----
Total assets (in thousands)                           $   1,656,428       $   1,608,119       $   1,528,587
Shareholders' equity (in thousands)                          44,504              44,868              45,854
Shareholders' equity to total assets                           2.69%               2.79%               3.00%
Shares outstanding                                        8,082,592           8,063,744           8,056,393
Book value per share                                  $        5.51       $        5.56       $        5.69
Tangible book value per share                         $        5.22       $        5.26       $        5.37
Market value of common stock                          $        4.75       $        4.50       $        7.63
Nonperforming assets to total assets (2)                       0.84%               0.91%               1.31%
Allowance for losses on loans to total loans (2)               1.01%               0.92%               0.67%
Net charge-offs to average loans (3)                           0.22%               0.19%               0.19%

(2)  Ratios are based on period end balances.
(3)  Annualized for comparative purposes.

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


RESULTS OF OPERATIONS

Net Income. Net income for the second quarter, 2000 was $0.5 million as compared to net income of $1.5 million for the second quarter, 1999. Net interest income increased $0.4 million for the three months ended June 30, 2000 over the prior year period and the provision for loan losses was equal to the amount from the same prior year period. Noninterest income decreased $0.1 million and noninterest expense increased $1.9 million to $9.8 million for the quarter from $7.9 million from the prior year quarter.

Net income for the six-month period ended June 30, 2000 was $1.2 million as compared to net income of $2.9 million for the first six months of 1999. Net interest income and noninterest income increased $1.1 million and $0.6 million, respectively, for the six months ended June 30, 2000 over the prior year period. The provision for loan losses increased $0.9 million from the same prior year period and noninterest expense increased $3.7 million to $19.2 million for the six-month period ended June 30, 2000 from $15.5 million from the prior year period.

Our net interest margin decreased fourteen and sixteen basis points to 2.62% and 2.58% for the three and six-month periods ended June 30, 2000, respectively, as compared to 2.76% and 2.74% for the same periods in 1999. The decrease in net interest margin resulted primarily from an increased cost of funds.

Interest Income. Total interest income increased 15.2% and 15.4% in the three and six-month periods ended June 30, 2000, respectively to $31.5 million and $61.4 million, as compared to $27.4 million and $53.3 million in the same periods in 1999. This increase primarily resulted from a 10.2% and 12.6% increase in average interest-earning assets in the three and six-month periods ended June 30, 2000 as compared to the prior year and an increase in the weighted average yield from the same periods. Average earning assets increased as a result of our strategy of increasing assets as long as assets with acceptable portfolio characteristics are available.

Interest Expense. Total interest expense increased 21.1% and 20.5% to $21.5 million and $41.7 million for the three and six-month periods ended June 30, 2000, respectively, as compared to $17.7 million and $34.6 million for the same periods in 1999. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and an increased cost of funds compared to the same periods in 1999. The average balance of interest-bearing deposits decreased $52.3 million and $13.8 million, or 4.8% and 1.3% respectively, for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. Conversely, the average balance of borrowings and Junior Subordinated Debentures increased from the prior year periods. Average borrowings increased $195.2 million and $177.6 million, or 96.5% and 85.7% respectively, for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. The average balance of Junior Subordinated Debentures increased $7.6 million and $11.8 million, or 20.9% and 36.9% respectively, for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. All of these categories experienced an increase in the cost of funds, and as a result, Metropolitan's cost of funds increased to 5.83% for the second quarter, 2000 and 5.73% for the first six months of 2000 as compared to 5.32% and 5.36%, respectively, for the same periods in 1999.

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

                                                                           Three Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                 2000                                         1999
                                              ---------------------------------------    ------------------------------------------
                                                                               (Dollars in thousands)
                                                Average                                     Average
                                                Balance           Interest      Rate        Balance            Interest       Rate
                                              ----------          -------       ----      -----------           -------       ----
Interest-earning assets:
Loans receivable                              $1,238,399          $26,308       8.50%     $ 1,142,360           $23,175       8.11%
Mortgage-backed securities                       222,525            3,924       7.05%         184,395             3,157       6.85%
Other                                             75,872            1,307       6.89%          67,271             1,042       6.20%
                                              ----------          -------                 -----------           -------
Total interest-earning assets                  1,536,796           31,539       8.21%       1,394,026            27,374       7.85%
                                                                  -------                                       -------
Nonearning assets                                 81,915                                       78,322
                                              ----------                                  -----------
Total assets                                  $1,618,711                                   $1,472,348
                                              ==========                                   ==========

Interest-bearing liabilities:
Deposits                                      $1,047,703           14,187       5.45%      $1,100,052            13,958        5.09%
Borrowings                                       397,546            6,442       6.52%         202,317             2,970        5.89%
Junior Subordinated Debentures                    43,750              999       9.13%          36,180               813        8.99%
                                              ----------          -------       ----      -----------           -------
Total interest-bearing liabilities             1,488,999           21,628       5.83%       1,338,549            17,741        5.32%
                                                                  -------       ----                            -------        ----
Noninterest-bearing liabilities                   85,494                                       89,291
Shareholders' equity                              44,218                                       44,508
                                              ----------                                  -----------
Total liabilities and
  shareholders' equity                        $1,618,711                                   $1,472,348
                                              ==========                                   ==========
Net interest income before
  capitalized interest                                              9,911                                         9,633
                                                                  -------                                      --------
Interest rate spread                                                             2.38%                                        2.53%
                                                                                 ====                                         ====
Net interest margin                                                              2.62%                                        2.76%
Interest expense capitalized                                          163                                            15
                                                                  -------                                      --------
Net interest income                                               $10,074                                      $  9,648
                                                                  =======                                      ========

Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    103.21%                                      104.14%

                                                                             Six Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                                 2000                                         1999
                                              ---------------------------------------    ------------------------------------------
                                                                               (Dollars in thousands)
                                                Average                                     Average
                                                Balance           Interest      Rate        Balance            Interest       Rate
                                              ----------          -------       ----      -----------           -------       ----
Interest-earning assets:
Loans receivable                              $1,223,468          $50,912        8.32%     $1,105,853           $44,862        8.11%
Mortgage-backed securities                       231,267            8,108        7.01%        187,104             6,449        6.89%
Other                                             71,873            2,428        6.76%         63,276             1,957        6.19%
                                              ----------          -------                  ----------           -------
Total interest-earning assets                  1,526,608           61,448        8.05%      1,356,233            53,268        7.86%
                                                                  -------                                       -------
Nonearning assets                                 80,699                                       75,120
                                              ----------                                  -----------
Total assets                                  $1,607,307                                   $1,431,353
                                              ==========                                   ==========

Interest-bearing liabilities:
Deposits                                      $1,051,073           27,706       5.30%      $1,064,897            27,132        5.14%
Borrowings                                       384,816           12,309       6.43%         207,178             6,106        5.94%
Junior Subordinated Debentures                    43,750            1,997       9.13%          31,965             1,422        8.90%
                                              ----------          -------                  ----------           -------
Total interest-bearing liabilities             1,479,639           42,012       5.73%       1,304,040            34,660        5.36%
                                                                  -------       ----                             ------        ----
Noninterest-bearing liabilities                   83,359                                       83,426
Shareholders' equity                              44,309                                       43,887
                                              ----------                                  -----------
Total liabilities and
  shareholders' equity                        $1,607,307                                   $1,431,353
                                              ==========                                   ==========
Net interest income before
  capitalized interest                                             19,436                                        18,608
                                                                   ------                                        ------
Interest rate spread                                                             2.32%                                        2.50%
                                                                                 ====                                         ====
Net interest margin                                                              2.58%                                        2.74%
Interest expense capitalized                                         281                                             15
                                                                   ------                                        ------
Net interest income                                               $19,717                                       $18,623
                                                                  =======                                       =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    103.17%                                      104.00%

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

                                                       Three Months ended June 30,
                                                            2000 vs. 1999
                                                         Increase  (Decrease)
                                            ----------------------------------------------
                                                               Change              Change
                                             Total             Due to              Due to
                                            Change             Volume               Rate
                                            -------            -------             -------
                                                            (In thousands)
INTEREST INCOME ON:
  Loans receivable                          $ 3,133            $ 2,007             $ 1,126
  Mortgage-backed securities                    767                670                  97
  Other                                         265                141                 124
                                            -------            -------             -------
    Total interest income                     4,165            $ 2,818             $ 1,347
                                            -------            =======             =======

INTEREST EXPENSE ON:
  Deposits                                  $   229            $  (568)            $   797
  Borrowings                                  3,472              2,851                 621
  Junior Subordinated Debentures                186                170                  16
                                            -------            -------             -------
    Total interest expense                    3,887            $ 2,453             $ 1,434
                                                               =======             =======
  Interest expense capitalized                  148
                                            -------
Increase in net interest income             $   426
                                            =======

                                                        Six Months ended June 30,
                                                            2000 vs. 1999
                                                         Increase  (Decrease)
                                            ----------------------------------------------
                                                               Change              Change
                                             Total             Due to              Due to
                                            Change             Volume               Rate
                                            -------            -------             -------
                                                            (In thousands)
INTEREST INCOME ON:
  Loans receivable                          $ 6,050            $ 4,870             $ 1,180
  Mortgage-backed securities                  1,659              1,547                 112
  Other                                         471                281                 190
                                            -------            -------             -------
    Total interest income                     8,180            $ 6,698             $ 1,482
                                            -------            =======             =======

INTEREST EXPENSE ON:
  Deposits                                  $   574            $  (398)            $   972
  Borrowings                                  6,203              5,660                 543
  Junior Subordinated Debentures                575                537                  38
                                            -------            -------             -------
    Total interest expense                    7,352            $ 5,799             $ 1,553
                                                               =======             =======
  Interest expense capitalized                  266
                                            -------
Increase in net interest income             $ 1,094
                                            =======

Provision for Loan Losses. The provision for loan losses remained stable at $1.6 million for the second quarter, 2000 as compared to the second quarter, 1999, and increased $0.9 million for the six-month period ended June 30, 2000 as compared to the same period in 1999. Management increased the provision for loan losses due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increase its amount of loans, and not as a response to any material change in the level of nonperforming loans. The allowance for losses on loans at June 30, 2000 was $12.8 million or 1.01% of total loans, as compared to $11.0 million, or 0.92% of total loans at December 31, 1999.

Noninterest Income. Total noninterest income decreased 2.9% to $2.17 million for the three month period ended June 30, 2000 as compared to $2.23 million for the second quarter, 1999 and increased $0.6 million to $4.3 million, or 16.1%, for the first six months of 2000 as compared to $3.7 million for the first six months of 1999.

Gain on sale of loans was $729,000 in the three-month period ended June 30, 2000, as compared to $774,000 during the same period in 1999. For the six-month period ended June 30, 2000, gain on sale of loans was $1.0 million as compared to $1.2 million for the prior year period. The primary reason for the decrease in the first half of 2000 was an increase in interest rates which has caused a decline in origination volumes and therefore in loans available to sell as compared to the same period in 1999. The proceeds of residential loan sales in the first six months of 2000 were $49.6 million as compared to $73.5 million in the same period in 1999.

Net loan servicing income decreased 42.0% to $213,000 in the three-month period ended June 30, 2000 as compared to the same period in 1999 and 21.8% to $548,000 for the six months ended June 30, 2000 as compared to the prior year period. The portfolio of loans serviced for others declined slightly to $1.6 billion at June 30, 2000 as compared to $1.7 billion at December 31, 1999. The write-off of servicing rights due to serviced loans paying off in the first half of 2000 also contributed to this decline in income. Otherwise, purchases of loan servicing rights and origination of loan servicing almost offset the amortization of existing loans serviced. Metropolitan remains committed to this line of business and continues to evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $11,000 to $327,000 in the three-month period ended June 30, 2000 compared to the same period in 1999 and $59,000 to $647,000 for the six months ended June 30, 2000 as compared to the prior year period. The primary reasons for the increase were the overall growth in the number of deposit accounts and increases in deposit account prices for fees in 2000 as compared to 1999.

Gains on sale of securities were $85,000 and $418,000 for the three and six month periods ended June 30, 2000. There were no gains in the first half of 1999. The gain in the first half of 2000 was the result of the sale of $16.7 million of FNMA securities originated by Metropolitan in 1999 as part of a multifamily securitization.

Other noninterest income increased $38,000 and $404,000 in the three and six-month periods ended June 30, 2000 compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business and increased rental income in the first six months of 2000.

Noninterest Expense. Total noninterest expense increased to $9.8 million and $19.2 million in the three and six-month periods ended June 30, 2000 as compared to $7.9 million and $15.5 million for the same periods in 1999.

Personnel related expenses increased $0.7 million and $1.9 million in the three-month and six-month periods ended June 30, 2000 as compared to the same periods in 1999. These increases were primarily a result of increased staffing levels to support new retail sales offices locations, new mortgage origination offices, and increased business levels.

Occupancy costs increased $302,000 and $554,000 in the three and six-month periods ended June 30, 2000, over the same periods in 1999. This increase was generally the result of three additional full service retail sales offices and three mortgage origination offices opened in 1999 and two retail sales offices opened in 2000.

Federal deposit insurance premiums increased $108,000, or 46.4%, to $341,000 in the second quarter, 2000 and $267,000, or 61.7% to $700,000 for the first half of 2000 as compared to the same periods in 1999. The primary reason for the increase was the Bank's premium rate charged by the Federal Deposit Insurance Corp.

Data processing expense increased $19,000 and $114,000 in the three and six-month periods ended June 30, 2000 as compared to the same periods in 1999. This increase was the result of expenses incurred for electronic banking which is scheduled to begin in 2000 and overall increases in data processing costs related to additional retail sales offices, numbers of accounts, and account activity.

Marketing expense increased $322,000 and $342,000 in the three and six-month periods ended June 30, 2000 as compared to the same periods in 1999. This increase was the result of the promotion of brand awareness primarily through radio advertising in current and new markets and attracting new deposit customers.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $392,000 and $554,000 for the three and six-month periods ended June 30, 2000 as compared to the same periods in 1999. These increases were generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

Provision for Income Taxes. The provision for income taxes decreased $584,000 and $1.1 million for the three and six-month periods ended June 30, 2000 as compared to the same periods in 1999. The primary reason for the decrease in the provision was the decreased level of taxable income over the prior year. The effective tax rates was 32.6% for both the three and six-month periods ended June 30, 2000 as compared to 36.1% and 36.0% for the same periods in 1999.


ASSET QUALITY

Metropolitan's goal is to maintain high quality loans in the loan portfolio through conservative lending policies and prudent underwriting. We undertake detailed reviews of the loan portfolio regularly to identify potential problem loans or trends early and to provide for adequate estimates of probable losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. We normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, we assess the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                       June 30,                 December 31,
                                                         2000                      1999
                                                      ----------                ----------
                                                             (Dollars in thousands)
Nonaccrual loans                                      $    9,566                $    8,933
Loans past due greater than
  90 days or impaired, still accruing                         77                       448
                                                      ----------                ----------
Total nonperforming loans                                  9,643                     9,381
Real estate owned                                          4,311                     5,263
                                                      ----------                ----------
Total nonperforming assets                            $   13,954                $   14,644
                                                      ==========                ==========
Allowance for losses on loans                         $   12,802                $   11,025
                                                      ==========                ==========

Nonperforming loans to total loans                          0.77%                     0.79%
Nonperforming assets to total assets                        0.84%                     0.91%
Net charge-offs to average loans                            0.22%(1)                  0.19%
Provision for loan losses to average loans                  0.51%(1)                  0.54%
Allowance for losses on loans to total
  nonperforming loans at end of period                    132.75%                   117.52%
Allowance for losses on loans to
  total loans at end of period                              1.01%                     0.92%

(1) Annualized for comparative purposes.

Nonperforming assets at June 30, 2000 decreased $0.6 million to $14.0 million as compared to $14.6 million at December 31, 1999. In spite of the growth experienced in the loan portfolio, total nonperforming assets have decreased slightly in 2000.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $1.8 million of loans in this category at June 30, 2000. Management believes the Bank is well secured against loss.

FINANCIAL CONDITION

Total assets amounted to $1.66 billion at June 30, 2000, as compared to $1.61 billion at December 31, 1999, an increase of $48.3 million or 3.0%, or 6.0% annualized. The increase in assets was concentrated in loans and was funded primarily with increased borrowings of $58.3 million.

Mortgage backed securities decreased $40.9 million to $214.8 million compared to December 31, 1999. The decrease was due to the sale of $16.7 million of FNMA securities and paydowns of various other securities.

Loans receivable, including loans held for sale, increased $59.1 million, or 5.0%, to $1.25 billion at June 30, 2000 from $1.19 billion at December 31, 1999. This increase was primarily due to increases in single family loans of $27.8 million, consumer loans of $19.7 million, business loans of $13.9 million and modest increases in other loan categories which were partially offset by a $22.3 million decrease in commercial real estate loans. These increases resulted from the relatively stable loan demand, increased loan production staff, and increased marketing efforts.

Real estate owned decreased $1.0 million, or 18.1%, to $4.3 million at June 30, 2000. The sale of three properties, including a strip shopping center with a book value of $1.1 million, occurred in the first quarter, 2000. These three properties were included in the year-end 1999 balance.

Premises and equipment, net increased $14.4 million to $46.2 million at June 30, 2000. This increase was the result of costs associated with the construction of the new headquarters, new retail sales offices and continued growth.

Total deposits were $1.126 billion at June 30, 2000, a decrease of $10.3 million from the balance of $1.137 billion at December 31, 1999. The decrease resulted principally from the net reduction of $12.7 million in out-of-state deposits and $12.4 million in custodial balances.

Borrowings increased $58.3 million, or 16.2% from December 31, 1999 to June 30, 2000. The increase was the result of increased use of Federal Home Loan Bank advances of $69.2 million offset by a $11.0 million decrease in the commercial bank repurchase agreement. The net increase in borrowings was due to the increase in the assets of the bank and to offset the reduction in deposits.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The term "liquidity" refers to our ability to generate adequate amounts of cash for funding loan originations, loan purchases, deposit withdrawals, maturities of borrowings, and operating expenses. Our primary sources of internally generated funds are principal repayments and payoffs of loans, cash flows from operations, and proceeds from sales of assets. External sources of funds include increases in deposits and borrowings, and public or private securities offerings by Metropolitan.

The Corporation's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At June 30, 2000, the Corporation, excluding the Bank, had cash and readily convertible investments of $1.3 million. The Corporation has a $12 million line of credit with a commercial bank. At June 30, 2000, the Corporation had a balance of $6 million outstanding, leaving $6 million available to borrow.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for June, 2000 was 4.93%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At June 30, 2000, $178.8 million, or 15.9%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. If a large number of these certificates of deposits matured at approximately the same time and were not renewed, there could be an adverse effect on Metropolitan's liquidity. Metropolitan monitors maturities to attempt to minimize the potential adverse effect on liquidity.

When evaluating sources of funds, we consider the cost of various alternatives such as local retail deposits, FHLB advances and other wholesale borrowings. One option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At June 30, 2000, approximately $168.9 million, or 15.0% of our accounts were held by these individuals and entities. If we were unable to replace these deposits upon maturity, there could be an adverse effect on our liquidity. We monitor maturities to attempt to minimize any potential adverse effect on liquidity. In addition, $28.5 million of the certificates of deposit of $100,000 or more are also included in out-of-state time deposits discussed above.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $283 million at June 30, 2000, of which $275 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of approximately $80 million at June 30, 2000, which utilized substantially all of the Bank's eligible collateral. Also, the Bank has a $45 million line of credit available through a commercial bank repurchase agreement. The balance on this line was $44 million at June 30, 2000.

During July, 2000, in order to supplement existing sources of liquidity, the Bank applied to the Office of Thrift Supervision and was approved to utilize brokers to obtain additional deposits. This will provide the Bank with an alternative source of deposits when local deposit rates are high relative to the national market along with the ability to increase deposits rapidly when unusual needs or opportunities arise.

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

The Bank's regulatory capital ratios at June 30, 2000 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                         Tangible Capital                       Core Capital                     Risk-based Capital
                    ------------------------             ------------------------             ------------------------
                                                          (Dollars in thousands)
Capital amount
Actual              $106,933            6.44%            $106,981            6.44%            $106,797            9.42%
Required              24,913            1.50               66,438            4.00               99,232            8.00
                    --------            ----             --------            ----             --------            ----
Excess              $ 82,020            4.94%            $ 40,543            2.44%            $  7,565            1.42%
                    ========            ====             ========            ====             ========            ====

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

We manage interest rate risk in a number of ways. Some of the tools used to monitor and quantify interest rate risk include:

         -        annual budgeting process;

         -        quarterly forecasting process;

         - weekly review of certificate of deposit offering rates and maturities by day;

         -        weekly forecast of balance sheet activity;

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

                                                                  EXPECTED CHANGE IN NET INTEREST INCOME
CHANGE IN INTEREST RATE                                     JUNE 30, 2000                    DECEMBER 31, 1999
-----------------------                                     -------------                    -----------------
              +2%                                                -23%                             -18%
              +1%                                                -11%                              -9%
              -1%                                                +10%                              +8%
              -2%                                                +20%                             +15%

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a significant short-term exposure to rising rates and the exposure increased slightly during the quarter.

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

                                                                  EXPECTED CHANGE IN NET PORTFOLIO VALUE
CHANGE IN INTEREST RATE                                     JUNE 30, 2000                    DECEMBER 31, 1999
-----------------------                                     -------------                    -----------------
               +2%                                                 -38%                             -51%
               +1%                                                 -18%                             -25%
               -1%                                                  20%                             +24%
               -2%                                                  35%                             +47%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that our exposure to rising interest rates has declined during 2000, but remains high. Under TB 13a, Metropolitan falls in the high interest rate risk category as of June 30, 2000, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

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

         - borrow funds with maturities matched to new long-term assets acquired;

         - increase the volume of loans serviced since they rise in value as rates rise; and

         - consider the use of derivatives to reduce interest rate risk when economically practical.

We also follow strategies that increase interest rate risk in limited ways including:

         - originating and purchasing fixed rate multifamily and commercial real estate loans limited to five year maturities; and

         - originating and purchasing fixed rate consumer loans with terms from two to fifteen years.

The result of these strategies taken together is that Metropolitan has taken on long-term interest rate risk by adding some ten year fixed rate loans and financing those loans with certificates of deposit and borrowings with terms from one year to five years and short term borrowings during 1999. In the first half of 2000, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern throughout the remainder of 2000.

The Bank's level of interest rate risk as of June 30, 2000, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during the remainder of 2000 by focusing on:

         - limiting new five year fixed rate commercial real estate loans to those that can be readily sold;

         - limiting the purchase of fixed rate consumer loans to those with high enough yields to be profitable when matched with similar borrowing maturities; and

         - extending liability maturities when long term rates are favorable.

We are also aware that any method of measuring interest rate risk, including the two used above, has certain shortcomings. For example, certain assets and liabilities may have similar maturities or repricing dates but their repricing rates may not follow the general trend in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates while rates on other assets and liabilities may lag market rates. In addition, any projection of a change in market rates requires that prepayment rates on loans and early withdrawal of certificates of deposits be projected and those projections may be inaccurate. We focus on the change in net interest income and the change in net portfolio value as a result of immediate and sustained parallel shifts in interest rates as a balanced approach to monitoring interest rate risk when used with budgeting and the other tools noted above.

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1% of assets and two-thirds of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Metropolitan Financial Corp. was held on April 25, 2000, at 9:00 a.m. ("the Annual Meeting") at 6001 Landerhaven Drive, Mayfield Heights, Ohio.

At the Annual Meeting, the shareholders of Metropolitan considered and voted upon proposals to (i) elect Lois K. Goodman, Marguerite B. Humphrey, Kenneth T. Koehler, and Alfonse M. Mattia as directors of Metropolitan to serve for the term expiring at the Annual Meeting of Shareholders to be held in the year 2003,
(ii) approve the First Amendment to the 1997 Metropolitan Financial Corp. Stock Option Plan, (iii) Adopt Amended Article I, Section 2 of the Regulations of Metropolitan Financial Corp., and (iv) ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2000. The terms of (a) Robert R. Broadbent, Marjorie M. Carlson, James A. Karman, and Ralph D. Ketchum, which expire at the 2001 annual meeting and (b) Malvin E. Bank, Robert M. Kaye, and David P. Miller, which expire at the 2002 annual meeting, continued after the meeting. The shares represented at the Annual Meeting in person or by proxy were voted as follows with respect to each of the proposals:

PROPOSAL #1                                       FOR                    WITHHELD
                                                 ---                     -------
Election of Directors
   Lois K. Goodman                                  7,697,400              37,956
   Marguerite B. Humphrey                           7,697,400              37,956
   Kenneth T. Koehler                               7,696,610              38,746
   Alfonse M. Mattia                                7,696,010              39,346

PROPOSAL #2                                       FOR                     AGAINST             ABSTAIN           NON-VOTES
                                                  ---                     -------             -------           ---------
Amendment to Stock Option Plan                      7,645,727              82,109               7,520                 ---

PROPOSAL #3                                       FOR                     AGAINST             ABSTAIN           NON-VOTES
                                                  ---                     -------             -------           ---------
Amendment to Code of Regulations                    7,681,692              48,040               5,624                 ---

PROPOSAL #4                                       FOR                     AGAINST             ABSTAIN           NON-VOTES
                                                  ---                     -------             -------           ---------
   Ratification of appointment of Crowe,
   Chizek and Company LLP                           7,631,294              99,622               4,440                 ---

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits
         Exhibit
         Number            Description
         ------            -----------

          3.1 Amended and Restated Articles of Incorporation of Metropolitan (filed as Exhibit 2 to the Corporation's Form 8-A filed October 15, 1996 and incorporated herein by reference).

          3.2 Amended and Restated Code of Regulations of the Corporation (filed as Exhibit 3.2 Metropolitan's Registration Statement on Form S-1, filed February 26, 1999 and incorporated herein by Reference).

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

          27               Financial Data Schedule(1)

     b. Reports on Form 8-K - No reports on Form 8-K were filed by Metropolitan during the first six months of 2000.

          (1) Filed only in electronic format pursuant to item 601(b)(27) of Regulation S-K.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        METROPOLITAN FINANCIAL CORP.

                                        By:  /s/ Donald F. Smith
                                             -----------------------------------
                                             Donald F. Smith,
                                             Chief Financial Officer and
                                             Assistant Secretary
                                             (on behalf of the registrant and as
                                             principal financial officer
                                             and principal accounting officer)

                                             Date:  August 14, 2000