Form 10-Q
period 2000-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2000-11-14
CIK 1003233

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q

     (Mark One)
     |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

                                    ------------------

     Commission file number              000-21553
                                -----------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

               OHIO                                    34-1109469
----------------------------------          ----------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification
     No.)

   6001 LANDERHAVEN DRIVE, MAYFIELD HEIGHTS, OHIO           44124
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

     Yes     X       No
          --------       --------

     As of November 10, 2000, there were 8,094,072 shares of the Registrant's Common Stock issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                -----------------

     PART I.    FINANCIAL INFORMATION                                      PAGE

     Item 1.  Financial Statements:

       Consolidated Statements of Financial Condition
       as of September 30, 2000 and December 31, 1999                        3

       Consolidated Statements of Operations for the
       three and nine months ended September 30, 2000 and 1999               4

       Condensed Consolidated Statements of Cash Flows
       for the nine months ended September 30, 2000 and 1999                 5

       Consolidated Statements of Changes in Shareholders' Equity for
       the three and nine months ended September 30, 2000 and 1999           6

       Notes to Consolidated Financial Statements                          7-18

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         19-31

     Item 3. Quantitative and Qualitative Disclosures About
     Market Risk                                                           31-34

     PART II.   OTHER INFORMATION                                           35

     Item 6. Exhibits and Reports on Form 8-K                              35-36

     SIGNATURE                                                              37

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)


                                                                         SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                                                         -------------------             -----------------
         ASSETS

         Cash and cash equivalents                                                       $ 14,468                 $ 21,751
         Securities available for sale, at fair value                                      35,530                   35,829
         Securities held to maturity                                                       16,453                   15,879
         Mortgage-backed securities available for sale                                    209,112                  255,727
         Loans held for sale                                                               61,521                    6,718
         Loans receivable, net                                                          1,210,865                1,183,954
         Federal Home Loan Bank stock                                                      17,492                   10,948
         Premises and equipment, net                                                       53,473                   31,820
         Real estate owned, net                                                             4,257                    5,263
         Intangible assets                                                                  2,264                    2,461
         Loan servicing rights, net                                                        19,640                   10,374
         Accrued income, prepaid expenses and other assets                                 24,031                   27,395
                                                                                        ---------                ---------
              Total assets                                                             $1,669,106               $1,608,119
                                                                                        =========                =========

         LIABILITIES

         Noninterest-bearing deposits                                                    $ 86,941                 $ 70,891
         Interest-bearing deposits                                                      1,078,014                1,065,739
         Borrowings                                                                       389,834                  360,396
         Other liabilities                                                                 24,427                   22,475
         Guaranteed Preferred Beneficial Interests in the
            Corporation's Junior Subordinated Debentures                                   43,750                   43,750
                                                                                        ---------                ---------
              Total liabilities                                                         1,622,966                1,563,251
                                                                                        ---------                ---------


         SHAREHOLDERS' EQUITY

         Preferred stock, 10,000 shares authorized,
            none issued                                                                       ---                      ---
         Common stock, no par value, 10,000 shares
            authorized, 8,091 and 8,064 shares issued
            and outstanding, respectively                                                     ---                      ---
         Additional paid-in capital                                                        20,852                   20,744
         Retained earnings                                                                 29,624                   28,171
         Accumulated other comprehensive (loss)                                            (4,336)                  (4,047)
                                                                                        ---------                ---------
           Total shareholders' equity                                                      46,140                   44,868
                                                                                        ---------                ---------
                Total liabilities and shareholders' equity                             $1,669,106               $1,608,119
                                                                                       ==========               ==========

         See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                           THREE MONTHS ENDED SEPTEMBER  30,     NINE MONTHS ENDED SEPTEMBER  30,
                                                           ---------------------------------     --------------------------------
                                                                     2000               1999            2000                 1999
                                                                     ----               ----            ----                 ----
INTEREST INCOME

  Interest and fees on loans                                      $28,063            $24,877         $78,975              $69,739
  Interest on mortgage-backed securities                            3,693              3,104          11,801                9,552
  Interest and dividends on other investments                       1,249              1,114           3,677                3,072
                                                                   ------             ------          ------               ------
    Total interest income                                          33,005             29,095          94,453               82,363
                                                                   ------             ------          ------               ------
INTEREST EXPENSE

  Interest on deposits                                             15,899             14,149          43,605               41,281
  Interest on borrowings                                            6,484              3,850          18,512                9,942
  Interest on Junior Subordinated Debentures                          998                998           2,995                2,419
                                                                   ------             ------          ------               ------
    Total interest expense                                         23,381             18,997          65,112               53,642
                                                                   ------             ------          ------               ------
NET INTEREST INCOME                                                 9,624             10,098          29,341               28,721
Provision for loan losses                                           1,750              1,800           4,850                4,050
                                                                   ------             ------          ------               ------
Net interest income after provision for loan losses                 7,874              8,298          24,491               24,671
                                                                   ------             ------          ------               ------
NONINTEREST INCOME

  Net gain on sale of loans                                           876                254           1,914                1,428
  Loan servicing income, net                                          313                278             861                  979
  Service charges on deposit accounts                                 392                374           1,039                  963
  Loan option income                                                   --                 --              --                  168
  Net gain on sale of securities                                      154                 --             572                   --
  Other operating income                                              733                670           2,362                1,726
                                                                   ------             ------          ------               ------
    Total noninterest income                                        2,468              1,576           6,748                5,264
                                                                   ------             ------          ------               ------
NONINTEREST EXPENSE

  Salaries and related personnel costs                              5,331              4,598          15,377               12,783
  Occupancy and equipment expense                                   1,433              1,270           4,282                3,566
  Federal deposit insurance premiums                                  332                249           1,032                  682
  Data processing expense                                             311                310             981                  866
  Marketing expense                                                   314                178           1,014                  536
  State franchise taxes                                               263                248             787                  744
  Amortization of intangibles                                          66                 66             198                  198
  Other operating expenses                                          1,850              1,601           5,415                4,612
                                                                   ------             ------          ------               ------
    Total noninterest expense                                       9,900              8,520          29,086               23,987
                                                                   ------             ------          ------               ------
INCOME BEFORE INCOME TAXES                                            442              1,354           2,153                5,948
Provision for income taxes                                            143                479             700                2,132
                                                                   ------             ------          ------               ------
NET INCOME                                                       $    299          $     875         $ 1,453             $  3,816
                                                                  =======           ========          ======              =======

Basic and diluted earnings per share                             $   0.04          $    0.11        $   0.18            $    0.48
                                                                  =======           ========         =======             ========

Weighted average shares outstanding for basic
  earnings per share                                            8,086,298          8,056,393       8,077,358            7,913,536
Effect of dilutive options                                            ---               ---              ---                  ---
                                                                ---------          ---------       ---------            ---------
Weighted average shares outstanding for diluted
  earnings per share                                            8,086,298          8,056,393       8,077,358            7,913,536
                                                                =========          =========       =========            =========

 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------
                                                                                          2000                         1999
                                                                                          ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES                                                         $2,808                 $ (26,635)

CASH FLOWS FROM INVESTING ACTIVITIES

  Disbursement of loan proceeds                                                            (333,976)                 (309,909)
  Purchases of:
    Loans                                                                                   (80,648)                 (139,218)
    Mortgage-backed securities                                                                  ---                   (20,081)
    Securities available for sale                                                               (39)                  (20,040)
    Securities held to maturity                                                                (934)                      ---
    Mortgage loan servicing rights                                                           (9,940)                   (2,764)
    Premises and equipment                                                                  (23,681)                  (10,440)
    FHLB stock                                                                               (5,819)                   (2,871)
  Proceeds from maturities and repayments of:

    Loans                                                                                   263,107                   227,065
    Mortgage-backed securities                                                               27,276                    36,828
    Securities held to maturity                                                                 365                       220
  Proceeds from sale of:
    Loans                                                                                    75,437                    48,380
    Mortgage-backed securities                                                               19,614                       ---
    Premises, equipment, and real estate owned                                                1,275                       ---
                                                                                           --------                 ---------
      Net cash used for investing activities                                                (67,963)                 (192,830)
                                                                                           --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net change in deposit accounts                                                             28,325                   137,615
  Proceeds from borrowings                                                                  160,901                    93,723
  Repayment of borrowings                                                                  (108,362)                  (54,154)
  Proceeds from issuance of common stock                                                        108                     2,197
  Proceeds from issuance of Guaranteed Preferred Beneficial
    Interests in the Corporation's Junior Subordinated Debentures                               ---                    15,073
  Net activity on line of credit                                                            (23,100)                   21,600
                                                                                           --------                  --------
    Net cash provided by financing activities                                                57,872                   216,054
                                                                                           --------                  --------

Net change in cash and cash equivalents                                                      (7,283)                   (3,411)
Cash and cash equivalents at beginning of period                                             21,751                    29,086
                                                                                          ---------                  --------
Cash and cash equivalents at end of period                                                  $14,468                   $25,675
                                                                                          =========                  ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest                                                                                $65,573                   $54,817
    Income taxes                                                                                336                     1,112
Transfer from loans receivable to real estate owned                                             833                     4,458
Loans securitized                                                                            29,792                       ---

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                      (In thousands, except per share data)


                                                                                           ACCUMULATED
                                                          ADDITIONAL                           OTHER           TOTAL
                                             COMMON         PAID-IN          RETAINED     COMPREHENSIVE    SHAREHOLDERS'
                                             STOCK          CAPITAL          EARNINGS      INCOME (LOSS)      EQUITY
                                             -----          -------          --------      -------------      ------
BALANCE JUNE 30, 1999                      $    --           $20,702           $26,601       $ (1,450)           $45,853
Comprehensive income:
   Net income                                                                      875                               875
   Change in unrealized gain on
     securities, net of tax                                                                      (621)              (621)
                                                                                                               ---------
     Total comprehensive income                                                                                      254
                                                             -------           -------        --------         ---------
BALANCE SEPTEMBER  30, 1999                $    --           $20,702           $27,476        $(2,071)           $46,107
                                                             =======           =======        ========           =======


BALANCE DECEMBER 31, 1998                  $    --           $18,505           $23,660           $479            $42,644
Comprehensive income:
   Net income                                                                    3,816                             3,816
   Change in unrealized gain on
     securities, net of tax                                                                    (2,550)            (2,550)
                                                                                                                 -------
     Total comprehensive income                                                                                    1,266
Issuance of 300,000 common shares                              2,197                                               2,197
                                                             -------       -----------     ----------            -------
BALANCE SEPTEMBER 30, 1999                 $     --          $20,702           $27,476        $(2,071)           $46,107
                                                             =======           =======        ========           =======



BALANCE JUNE 30, 2000                      $    --           $20,819           $29,325        $(5,640)           $44,504
Comprehensive income:
   Net income                                                                      299                               299
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $102,000 from net income                                                                1,304              1,304
                                                                                                                 -------
     Total comprehensive income                                                                                    1,603
Issuance of shares of Common stock
   Stock purchase plan-8,181 shares                               33                                                  33
                                                           ---------       -----------      ---------         ----------
BALANCE SEPTEMBER 30, 2000                $     --           $20,852           $29,624        $(4,336)           $46,140
                                                             =======           =======        ========           =======


BALANCE DECEMBER 31, 1999                  $    --           $20,744           $28,171        $(4,047)           $44,868
Comprehensive income:
   Net income                                                                    1,453                             1,453
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $378,000 from net income                                                                 (289)              (289)
                                                                                                               ---------
     Total comprehensive income                                                                                    1,164
Issuance of shares of Common stock
   Stock purchase plan-27,029 shares                             108                                                 108
                                                           ---------       -----------       ---------         ---------
BALANCE SEPTEMBER 30, 2000                $     --           $20,852           $29,624        $(4,336)           $46,140
                                                           =========       ===========       =========         =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank and Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 2000 and 1999; (b) the financial condition at September 30, 2000 and December 31, 1999;
(c) the statement of cash flows for the nine month periods ended September 30, 2000 and 1999; and (d) the statement of changes in shareholders' equity for the three and nine month periods ended September 30, 2000 and 1999. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At September 30, 2000 and December 31, 1999, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. Options outstanding of 640,500 were not included in the diluted earnings per share calculation because they were antidilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard will require all derivatives to be recorded at fair value. This statement will be effective for the first quarter of any fiscal year beginning after June 15, 2000, or effective January 1, 2001 for the Corporation. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2000 and December 31, 1999 are as follows (in thousands):


                                                                           September 30, 2000
                                          -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized            Gross Unrealized             Fair
                                               Cost                 Gains                       Losses                  Value
                                               ----                 -----                       ------                  -----
AVAILABLE FOR SALE

Mutual funds                                       $  875                                                               $  875
FreddieMac preferred stock                          7,500                                          $(2,006)              5,494
FannieMae notes                                    19,946                                             (582)             19,364
FreddieMac note                                    10,000                                             (203)              9,797
Mortgage-backed securities                        212,941            $374                           (4,203)            209,112
                                                  -------             ---                            -----             -------
                                                  251,262             374                           (6,994)            244,642
HELD TO MATURITY

Tax-exempt municipal bond                          14,705                                                               14,705
U.S. Treasury Notes and Bills                         833                                                                  833
Revenue bond                                          815                                                                  815
Certificate of deposit                                100                                                                  100
                                                  -------         -------                      ------------            -------
                                                   16,453              --                                --             16,453
                                                  -------         -------                      ------------            -------
   Total securities                              $267,715            $374                          $(6,994)           $261,095
                                                  =======         =======                      ============            =======


                                                                           December 31, 1999
                                          -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized         Gross Unrealized                  Fair
                                               Cost                 Gains                    Losses                      Value
                                               ----                 -----                    ------                      -----
AVAILABLE FOR SALE

Mutual funds                                       $  835                                                               $  835
FreddieMac preferred stock                          7,500                                  $(1,350)                      6,150
FreddieMac note                                    10,000                                     (236)                      9,764
FannieMae notes                                    19,935                                     (855)                     19,080
Mortgage-backed securities                        259,446            $228                   (3,947)                    255,727
                                                  -------         -------              ------------                    -------
                                                  297,716             228                   (6,388)                    291,556
HELD TO MATURITY

Tax-exempt municipal bond                          14,699             176                                               14,875
Revenue bond                                        1,180                                                                1,180
                                                  -------         -------              ------------                    -------

                                                   15,879             176                        --                     16,055
                                                  -------         -------              ------------                    -------
   Total securities                              $313,595            $404                  $(6,388)                   $307,611
                                                  =======         =======              ============                    =======

4. LOANS RECEIVABLE

The composition of the loan portfolio at September 30, 2000 and December 31, 1999 is as follows (in thousands):


                                                                     September 30, 2000                December 31, 1999
                                                                     ------------------                -----------------
Real estate loans
   Construction loans:

      Residential single family                                                $112,177                        $ 111,005
      Multifamily                                                                    --                              447
      Land                                                                       44,304                           43,989
      Loans in process                                                          (60,240)                         (56,212)
                                                                             ----------                       ----------
         Construction loans, net                                                 96,241                           99,229
   Permanent loans:
      Residential single family                                                 328,134                          295,061
      Multifamily                                                               294,945                          292,015
      Commercial                                                                188,184                          247,455
      Other                                                                         923                              671
                                                                             ----------                       ----------
         Total real estate loans                                                908,427                          934,431
Consumer loans                                                                  165,372                          143,585
Business and other loans                                                        145,958                          114,333
                                                                             ----------                       ----------
         Total loans                                                          1,219,757                        1,192,349
Premium (discount) on loans, net                                                  7,196                            7,178
Deferred loan fees, net                                                          (2,891)                          (4,548)
Allowance for losses on loans                                                   (13,197)                         (11,025)
                                                                             ----------                       ----------
                                                                             $1,210,865                       $1,183,954
                                                                             ==========                       ==========

Activity in the allowance for losses on loans for the periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                                 Nine Months Ended September 30,
                                                   2000                1999
                                                   ----                ----
Balance at the beginning of the period            $11,025             $6,909
Provision for loan losses                           4,850              4,050
Charge-offs                                        (2,803)            (1,648)
Recoveries                                            125                 21
                                                  -------             ------
Balance at end of period                          $13,197             $9,332
                                                  =======             ======


Nonperforming loans were as follows at (in thousands):

                                                     September 30,  December 31,
                                                          2000          1999
                                                          ----          ----
Loans past due over 90 days still on accrual            $  122          $ 448
Nonaccrual loans                                         9,398          8,933

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

Information regarding impaired loans is as follows (in thousands):

                                               September 30,    December 31,
                                                    2000           1999
                                                    ----           ----
Balance of impaired loans                          $4,581        $4,593
Less portion for which no allowance
  for losses on loans is allocated                  4,366         3,521
                                                    -----         -----
Balance of impaired loans for which
  an allowance for loan losses is allocated       $   215        $1,072
                                                   ======         =====
Portion of allowance for losses on loans
  allocated to the impaired loan balance          $   197        $1,054
                                                   ======         =====

                                              September 30,      September 30,
                                                   2000              1999
                                                   ----              ----
Average investment in impaired loans
  during the period                              $5,324             $9,265
                                                  =====              =====
Interest income recognized during
  impairment                                    $   150            $   190
                                                 ======             ======
Interest income recognized on a
  cash basis during the period                  $   150            $   190
                                                 ======             ======


5. PREMISES AND EQUIPMENT

Premises and equipment consists of the following (in thousands):

                                             September 30,      December 31,
                                                 2000              1999
                                                 ----              ----
Land                                            $9,953            $7,081
Office buildings                                10,763             9,254
Leasehold improvements                           3,676             3,308
Furniture, fixtures, and equipment              15,444            12,313
Construction in progress                        21,071             5,639
                                                ------             -----
   Total                                        60,907            37,595
Accumulated depreciation                         7,434             5,775
                                                 -----             -----
   Total premises and equipment                $53,473           $31,820
                                                ======            ======


In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building. As a result, interest expenses have been incurred to finance construction. These costs are capitalized as they are incurred while the building is under construction and are included as a portion of the historical cost to be depreciated over the useful life of the building. Interest is also capitalized on the construction of retail sales offices. Interest expense capitalized for the three and nine-month periods ended September 30, 2000 were $256,000 and $537,000, respectively. Interest capitalized during the three and nine-month periods ended September 30, 1999 were $32,000 and $47,000, respectively.

6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 2000 and December 31, 1999 are summarized as follows (in thousands):

                                             September 30,       December 31,
                                                  2000              1999
                                                  ----              ----
Mortgage loan portfolios serviced for:

  FreddieMac                                     $ 846,223           $746,688
  FannieMae                                        798,476            725,045
  Other                                            207,554            181,332
                                                 ---------          ---------
    Total loans serviced for others             $1,852,253         $1,653,065
                                                 =========          =========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $19,911 and $29,958 at September 30, 2000 and December 31, 1999, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the nine-month period ended September 30, 2000 and 1999 (in thousands):

                                                Nine Months Ended September 30,
                                                2000                   1999
                                                ----                   ----
Balance at the beginning of the period         $10,374               $13,412
Acquired or originated                          11,742                 4,417
Amortization                                    (2,476)               (2,206)
                                               ------                 ------
Balance at the end of the period               $19,640               $15,623
                                                ======                ======


7. DEPOSITS

Deposits consist of the following (in thousands):

                                              September 30,        December 31,
                                                  2000                 1999
                                                  ----                ----
Noninterest-bearing checking accounts           $ 86,941            $ 70,891

Interest-bearing checking accounts               115,627              57,136
Passbook savings and statement savings           115,232             200,168
Certificates of deposit                          847,155             808,435
                                               ---------           ---------
  Total interest-bearing deposits              1,078,014           1,065,739
                                               ---------           ---------
                                              $1,164,955          $1,136,630
                                               =========           =========

At September 30, 2000, scheduled maturities of certificates of deposit are as follows (in thousands):

                           Year                            Weighted Average
                          Ended               Amount        Interest Rate
                          -----               ------             ----
                           2000             $171,628             5.73%
                           2001              597,227             6.53%
                           2002               33,190             6.62%
                           2003               26,360             6.57%
                           2004                8,183             5.69%
                        Thereafter            10,567             6.37%
                                              ------
                                            $847,155             6.36%
                                             =======


8. BORROWINGS

Borrowings consisted of the following at September 30, 2000 and December 31, 1999 (in thousands):


                                                                 September 30,        December 31,
                                                                    2000                 1999
                                                                    ----                 ----
Federal Home Loan Bank Advances (6.5% and 5.6% at
  September 30, 2000 and December 31, 1999, respectively)          $310,232            $205,352

Reverse repurchase agreements (6.0% and 5.6% at
  September 30, 2000 and December 31, 1999, respectively)            59,617              80,044

Commercial bank repurchase agreement (7.7% at
  December 31, 1999)                                                     --              55,000

Commercial bank line of credit (8.9 % and 8.5% at
  September 30, 2000 and December 31, 1999, respectively)             6,000               6,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                13,985              14,000
                                                                     ------              ------
                                                                   $389,834            $360,396
                                                                    =======             =======

At September 30, 2000, scheduled payments on borrowings are as follows (in thousands):

                                                       Weighted Average

                 Year Ended                Amount       Interest Rate
                 ----------                ------       -------------
                    2000                 $187,275           6.46%
                    2001                   26,023           6.74%
                    2002                   32,623           6.20%
                    2003                   45,596           6.03%
                    2004                   20,001           6.67%
                 Thereafter                78,316           7.22%
                                          -------
                    Total                $389,834           6.57%
                                          =======


At September 30, 2000, Federal Home Loan Bank advances are collateralized by all of Metropolitan's FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $17 million, $337 million, $142 million and $57 million, respectively.

The Corporation has a line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000. The balance outstanding at September 30, 2000 was $6,000,000. In July, 2000, the maturity of this line of credit was extended until May 31, 2001. The interest rate on the line is tied to LIBOR or prime at the Corporation's option. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount of at least equal to 200% of any outstanding balance.

In November, 1999, the Bank entered into a commercial bank repurchase agreement involving a transaction which allows a line of credit for use by the Bank. The agreement reprices monthly based on LIBOR. The agreement allows commercial loans securitized by Metropolitan to be used as collateral. The maximum amount available under this agreement is $45,000,000. The balance of this line of credit at September 30, 2000 was $0.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank can be a party to financial instruments with off-balance-sheet in the normal course of business to meet financing needs of its customers or to manage its own financing needs or manage its interest rate risk . These financial commitments include commitments to make loans. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of September 30, 2000, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $78,818,000 and $98,368,000, respectively. In addition, the Bank had firm commitments to sell loans totaling $16,920,000 at September 30, 2000. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.95% to 16% and commitment periods up to one year.

In August, 2000, the Bank entered into an interest rate swap transaction in order to fix borrowing costs and reduce interest rate risk. The notional amount of the swap is $20,000,000 and the maturity date of the swap is August,

2005. The interest rate paid is fixed at 6.45% and the interest rate received is One-month LIBOR which resets on a monthly basis. The swap is callable after twelve months if LIBOR reaches 8.00%.

10. SECURITIES ISSUED

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

The Corporation also issued trust preferred securities in 1998 through its subsidiary, Metropolitan Capital Trust I. A description of the trust preferred securities currently outstanding is presented below (Dollars in thousands):


              Issuing                     Date of          Shares       Interest           Maturity               Principal Amount
               Entity                     Issuance         Issued         Rate               Date                   Sept. 30, 2000
               ------                     --------         ------         ----               ----                   --------------
Metropolitan Capital Trust I           April 27, 1998     2,775,000       8.60%         June 30, 2028                      $27,750
Metropolitan Capital Trust II           May 14, 1999      1,600,000       9.50%         June 30, 2029                       16,000
                                                                                                                            ------
                                                                                                                           $43,750
                                                                                                                           =======

11. SEGMENT REPORTING

Metropolitan's operations include two major operating segments. A description of those segments follows:

Retail and Commercial Banking--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the communities surrounding our 22 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business and consumer loans are concentrated in Northeastern Ohio.

Mortgage banking--Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Northeastern Ohio and Western Pennsylvania. In general, fixed rate loans are originated for sale and adjustable rate loans are originated to be retained in the portfolio. Loans being serviced include loans originated and still owned by Metropolitan, loans originated by Metropolitan but sold to others with servicing rights retained by Metropolitan, and servicing rights to loans originated by others but purchased by Metropolitan. The servicing rights Metropolitan purchases may be located in a variety of states and are typically being serviced for FannieMae or FreddieMac.

The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations which do not generate revenue from outside customers.

         Operating results and other financial data for the current and preceding year are as follows (in thousands):

         As of or for the nine months ended September 30, 2000


                                                   RETAIL AND
                                                   COMMERCIAL          MORTGAGE            PARENT
                                                     BANKING            BANKING           AND OTHER            TOTAL
                                                   ----------          --------           ----------           -----
OPERATING RESULTS:

Net interest income                                     $19,767            $4,855             $4,719             $29,341
Provision for losses on loans                             3,099               619              1,132               4,850
                                                       --------           -------            -------             -------
Net interest income after
  provision for loan losses                              16,668             4,236              3,587              24,491
Noninterest income                                        4,377             2,289                 82               6,748
Direct noninterest expense                               14,512             5,120                289              19,921
Allocation of overhead                                    6,775             2,390                                  9,165
                                                       --------           -------             ------             -------
Net income before income taxes                         $   (242)          $  (985)            $3,380             $ 2,153
                                                       ========           =======             ======             =======

FINANCIAL DATA:

Segment assets                                       $1,082,080          $452,956           $134,070          $1,669,106
Depreciation and amortization                             1,751             2,297                360               4,408
Expenditures for additions
  to premises and equipment                              22,739               942                                 23,681

         As of or for the nine months ended September 30, 1999


OPERATING RESULTS:

Net interest income                                     $19,272            $4,121             $5,328             $28,721
Provision for losses on loans                             3,652               398                                  4,050
                                                        -------           -------          ---------             -------
Net interest income after
     provision for loan losses                           15,620             3,723              5,328              24,671
Noninterest income                                        3,440             1,849                (25)              5,264
Direct noninterest expense                               11,870             4,261                398              16,529
Allocation of overhead                                    5,157             2,301                                  7,458
                                                        -------             -----           --------             -------
Net income before income taxes                         $  2,033         $    (990)            $4,905            $  5,948
                                                        =======          =========          ========             =======

                                   RETAIL AND
                                   COMMERCIAL   MORTGAGE     PARENT
                                    BANKING     BANKING    AND OTHER       TOTAL
                                   ----------   --------   ---------       -----
FINANCIAL DATA:

Segment assets                   $1,087,323    $375,813     $113,361  $1,576,497
Depreciation and amortization         1,390       2,041          313       3,744
Expenditures for additions
  to premises and equipment           9,411       1,029                   10,440

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

12. METROPOLITAN FINANCIAL CORP. STOCK PURCHASE PLAN

In July, 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares at 95% of the fair market value. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999. Shares issued under this plan during the nine months ended September 30, 2000 totaled 27,029.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SELECTED FINANCIAL DATA


                                                                Three months ended                  Nine months ended
                                                                  September 30,                          September 30,
                                                               2000              1999                 2000             1999
                                                               ----              ----                 ----             ----
Net income (in thousands)                                      $299              $875               $1,453           $3,816
Basic and diluted earnings per share (1)                      $0.04             $0.11                $0.18            $0.48
Return on average assets (3)                                   0.07  %           0.23  %              0.12  %          0.35  %
Return on average equity (3)                                   2.64  %           7.61  %              4.34  %         11.44  %
Noninterest expense to average assets (3)                      2.37  %           2.19  %              2.38  %          2.17  %
Efficiency ratio                                              82.38  %          72.42  %             81.34  %         70.00  %
Net interest margin (3)                                        2.44  %           2.74  %              2.53  %          2.74  %

(1) Per share data has been restated to include the effect of the issuance of 300,000 additional shares on May 14, 1999.


                                                              September 30,            December 31,              September 30,
                                                                  2000                     1999                      1999
                                                                  ----                     ----                      ----
Total assets (in thousands)                                    $1,669,106               $1,608,119               $1,576,497
Shareholders' equity (in thousands)                                46,140                   44,868                   46,107
Shareholders' equity to total assets                                 2.76  %                  2.79  %                  2.92  %
Shares outstanding                                              8,090,773                8,063,744                8,056,393
Book value per share                                                $5.70                    $5.56                    $5.72
Tangible book value per share                                       $5.42                    $5.26                    $5.41
Market value of common stock                                        $3.88                    $4.50                    $7.38
Nonperforming assets to total assets (2)                             0.83  %                  0.91  %                  1.18  %
Allowance for losses on loans to total loans (2)                     1.03  %                  0.92  %                  0.75  %
Net charge-offs to average loans (3)                                 0.29  %                  0.19  %                  0.19  %

(2) Ratios are based on period end balances.
(3) Annualized for comparative purposes.

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

RESULTS OF OPERATIONS

Net Income. Net income for the third quarter, 2000 was $0.3 million as compared to net income of $0.9 million for the third quarter, 1999. Noninterest income increased $0.9 million for the three months ended September 30, 2000 over the prior year period and the provision for loan losses decreased $50,000 from the same prior year period. Net interest income decreased $0.5 million and noninterest expense increased $1.4 million to $9.9 million for the quarter from $8.5 million from the prior year quarter.

Net income for the nine-month period ended September 30, 2000 was $1.5 million as compared to net income of $3.8 million for the first nine months of 1999. Net interest income and noninterest income increased $0.6 million and $1.5 million, respectively, for the nine months ended September 30, 2000 over the prior year period. The provision for loan losses increased $0.8 million from the same prior year period and noninterest expense increased $5.1 million to $29.1 million for the nine-month period ended September 30, 2000 from $24.0 million from the prior year period.

Net interest margin decreased thirty and twenty-one basis points to 2.44% and 2.53% for the three and nine-month periods ended September 30, 2000, respectively, as compared to 2.74% and 2.74% for the same periods in 1999. The decrease in net interest margin resulted primarily from the cost of funds increasing at a higher rate than the yields on assets.

Interest Income. Total interest income increased 13.4% and 14.7% in the three and nine-month periods ended September 30, 2000, respectively to $33.0 million and $94.5 million, as compared to $29.1 million and $82.4 million in the same periods in 1999. This increase primarily resulted from a 7.3% and 10.7% increase in average interest-earning assets in the three and nine-month periods ended September 30, 2000 as compared to the prior year and an increase in the weighted average yield from the same periods. Average earning assets increased as a result of our strategy of increasing assets as long as assets with acceptable portfolio characteristics are available.

Interest Expense. Total interest expense increased 23.1% and 21.4% to $23.4 million and $65.1 million for the three and nine-month periods ended September 30, 2000, respectively, as compared to $19.0 million and $53.6 million for the same periods in 1999. Interest expense increased due to a higher average balance of interest-bearing liabilities outstanding and an increased cost of funds compared to the same periods in 1999. The average balance of interest-bearing deposits decreased $25.7 million and $17.9 million, or 2.3% and 1.6% respectively, for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. Conversely, the average balance of borrowings increased from the prior year periods. Average borrowings increased $139.2 million and $164.7 million, or 53.1% and 72.9% respectively, for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. The average balance of Junior Subordinated Debentures increased $7.9 million, or 21.9% for the nine month period ended September 30, 2000 as compared to the same period in 1999. All of these categories experienced an increase in the cost of funds, and as a result, Metropolitan's cost of funds increased to 6.10% for the third quarter, 2000 and 5.84% for the first nine months of 2000 as compared to 5.35% and 5.34%, respectively, for the same periods in 1999.

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


                                                                        Three Months Ended September 30,
                                               ------------------------------------------------------------------------------------
                                                                   2000                                       1999
                                               -------------------------------------       ----------------------------------------
                                                                              (Dollars in thousands)

                                               Average                                      Average
                                               Balance           Interest       Rate        Balance            Interest       Rate
                                               -------           --------       ----        -------            --------       ----
Interest-earning Assets:

Loans receivable                              $1,289,134          $28,063       8.71%     $ 1,220,398           $24,877       8.15%
Mortgage-backed securities                       217,280            3,693       6.80%         183,307             3,104       6.77%
Other                                             74,107            1,249       6.74%          69,084             1,114       6.45%
                                             -----------          -------                 -----------           -------
Total interest-earning assets                  1,580,521           33,005       8.36%       1,472,789            29,095       7.91%
                                                                   ------                                        ------
Nonearning assets                                 91,543                                       81,303
                                             -----------                                  -----------
Total assets                                  $1,672,064                                   $1,554,092
                                               =========                                    =========

Interest-bearing liabilities:
Deposits                                      $1,095,091           15,899       5.78%      $1,120,790            14,149        5.01%
Borrowings                                       401,399            6,740       6.68%         262,203             3,882        5.87%
Junior Subordinated Debentures                    43,750              998       9.12%          43,750               998        9.12%
                                             -----------        ---------                ------------          --------
Total interest-bearing liabilities             1,540,240           23,637       6.10%       1,426,743            19,029        5.35%
                                                                ---------       -----                          --------        ----
Noninterest-bearing liabilities                   86,502                                       81,373
Shareholders' equity                              45,322                                       45,976
                                             -----------                                  -----------
Total liabilities and
  shareholders' equity                        $1,672,064                                   $1,554,092
                                               =========                                    =========
Net interest income before
  capitalized interest                                              9,368                                        10,066
                                                                  -------                                       -------
Interest rate spread                                                             2.26%                                        2.56%
                                                                                 ====                                         ====
Net interest margin                                                              2.44%                                        2.74%
Interest expense capitalized                                          256                                            32
                                                                  -------                                      --------
Net interest income                                               $ 9,624                                      $ 10,098
                                                                   ======                                       =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    102.62%                                      103.23%


                                                                     NINE   MONTHS    ENDED  SEPTEMBER 30,
                                               ------------------------------------------------------------------------------------
                                                                     2000                                     1999
                                               ---------------------------------------        -------------------------------------
                                                                                (Dollars in thousands)

                                                Average                                       Average
                                                Balance            Interest       Rate        Balance          Interest        Rate
Interest-earning assets:                        -------            --------       ----        -------          --------        ----

Loans receivable                              $1,245,516          $78,975        8.45%     $1,144,454           $69,739        8.12%
Mortgage-backed securities                       226,570           11,801        6.94%        185,824             9,552        6.85%
Other                                             72,624            3,677        6.75%         65,233             3,072        6.28%
                                             -----------          -------                 -----------           --------
Total interest-earning assets                  1,544,710           94,453        8.15%      1,395,511            82,363        7.87%
                                                                   ------                                       --------
Nonearning assets                                 84,340                                       77,204
                                             -----------                                  -----------
Total assets                                  $1,629,050                                   $1,472,715
                                               =========                                    =========

Interest-bearing liabilities:
Deposits                                      $1,065,853           43,605       5.46%      $1,083,733            41,281        5.09%
Borrowings                                       390,383           19,049       6.52%         225,722             9,989        5.92%
Junior Subordinated Debentures                    43,750            2,995       9.12%          35,893             2,419        8.99%
                                             -----------          -------                 -----------            -------
Total interest-bearing liabilities             1,499,986           65,649       5.84%       1,345,348            53,689        5.34%
                                                                   ------       ----                             ------        ----
Noninterest-bearing liabilities                   84,417                                       82,903
Shareholders' equity                              44,647                                       44,464
                                             -----------                                  -----------
Total liabilities and
  shareholders' equity                        $1,629,050                                   $1,472,715
                                               =========                                    =========
Net interest income before
  capitalized interest                                             28,804                                       28,674
                                                                   ------                                       ------
Interest rate spread                                                            2.31%                                          2.53%
                                                                                ====                                           ====
Net interest margin                                                             2.53%                                          2.74%
Interest expense capitalized                                          537                                           47
                                                                 --------                                    ---------
Net interest income                                               $29,341                                      $28,721
                                                                   ======                                       ======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    102.98%                                      103.73%


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

                                               Three Months ended September 30,
                                                        2000 vs. 1999
                                                   Increase  (Decrease)
                                              ----------------------------------
                                                            Change    Change
                                                 Total      Due to    Due to
                                                Change     Volume     Rate
                                                ------     ------     -------
                                                        (In thousands)

INTEREST INCOME ON:

  Loans receivable                              $ 3,186    $ 1,444    $ 1,742
  Mortgage-backed securities                        589        577         12
  Other                                             135         83         52
                                                -------    -------    -------
    Total interest income                         3,910    $ 2,104    $ 1,806
                                                -------    =======    =======
INTEREST EXPENSE ON:

  Deposits                                      $ 1,750    $  (317)   $ 2,067
  Borrowings                                      2,858      2,048        810
  Junior Subordinated Debentures                   --         --         --
                                                -------    -------    -------
    Total interest expense                        4,608    $ 1,731    $ 2,877
                                                           =======    =======
  Interest expense capitalized                      224
                                                -------
Increase in net interest income                 $  (474)
                                                =======

                                               Nine Months ended September 30,
                                                        2000 vs. 1999
                                                   Increase  (Decrease)
                                              ----------------------------------
                                                            Change    Change
                                                 Total      Due to    Due to
                                                Change     Volume     Rate
                                                ------     ------     -------
                                                        (In thousands)

INTEREST INCOME ON:

  Loans receivable                              $ 9,236     $ 6,330      $ 2,906
  Mortgage-backed securities                      2,249       2,121          128
  Other                                             605         364          241
                                                -------     -------      -------
    Total interest income                        12,090     $ 8,815      $ 3,275
                                                -------     =======      =======
INTEREST EXPENSE ON:

  Deposits                                      $ 2,324     $  (678)     $ 3,002
  Borrowings                                      9,060       7,952        1,108
  Junior Subordinated Debentures                    576         537           39
                                                -------     -------      -------
    Total interest expense                       11,960     $ 7,811      $ 4,149
                                                            =======      =======
  Interest expense capitalized                      490
                                                -------
Increase in net interest income                 $   620
                                                =======

Provision for Loan Losses. The provision for loan losses decreased to $1.75 million for the third quarter, 2000 as compared to $1.80 million for the third quarter, 1999, and increased $0.8 million for the nine-month period ended September 30, 2000 as compared to the same period in 1999. Management increased the provision for loan losses for the year to date period due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increase its amount of loans, and not as a response to any material change in the level of nonperforming loans. The allowance for losses on loans at September 30, 2000 was $13.2 million or 1.03% of total loans, as compared to $11.0 million, or 0.92% of total loans at December 31, 1999.

Noninterest Income. Total noninterest income increased 56.6% to $2.5 million for the three month period ended September 30, 2000 as compared to $1.6 million for the third quarter, 1999 and increased $1.5 million to $6.7 million, or 28.2%, for the first nine months of 2000 as compared to $5.3 million for the first nine months of 1999.

Gain on sale of loans was $876,000 in the three-month period ended September 30, 2000, as compared to $254,000 during the same period in 1999. For the nine-month period ended September 30, 2000, gain on sale of loans was $1.9 million as compared to $1.4 million for the prior year period. The primary reason for the increase in the first three quarters of 2000 was the stabilization of interest rates, particularly in the third quarter, which resulted in a favorable market for loan sales. Sales of residential loans held for sale resulted in proceeds of $88.2 million in the first nine months of 2000 as compared to $113.8 million in the same period in 1999.

Net loan servicing income increased 12.6% to $313,000 in the three-month period ended September 30, 2000 as compared to the same period in 1999 and decreased 12.1% to $861,000 for the nine months ended September 30, 2000 as compared to the prior year period. The portfolio of loans serviced for others increased to $1.9 billion at September 30, 2000 as compared to $1.7 billion at December 31, 1999. The write-off of servicing rights due to serviced loans paying off in the first nine months of 2000 also contributed to this decline in income. Otherwise, purchases of loan servicing rights and origination of loan servicing more than offset the amortization of existing loans serviced. Metropolitan remains committed to this line of business and continues to selectively evaluate new acquisitions. Metropolitan will only acquire the rights to service portfolios where the loan characteristics and pricing are consistent with management's long-term profitability objectives.

Service charges on deposit accounts increased $18,000 to $392,000 in the three-month period ended September 30, 2000 compared to the same period in 1999 and $76,000 to $1.0 million for the nine months ended September 30, 2000 as compared to the prior year period. The primary reasons for the increase were the overall growth in the number of deposit accounts and increases in deposit account prices for fees in 2000 as compared to 1999.

Gains on sale of securities were $154,000 and $572,000 for the three and nine month periods ended September 30, 2000. There were no gains in the first nine months of 1999. The gains in 2000 were the result of the sale of $19.4 million of FNMA securities originated by Metropolitan in 1999 as part of a multifamily loan securitization.

Other operating income increased $63,000 and $636,000 in the three and nine-month periods ended September 30, 2000 compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business and increased rental income in the first nine months of 2000.

Noninterest Expense. Total noninterest expense increased to $9.9 million and $29.1 million in the three and nine month periods ended September 30, 2000 as compared to $8.5 million and $24.0 million for the same periods in 1999.

Personnel related expenses increased $0.7 million and $2.6 million in the three-month and nine-month periods ended September 30, 2000 as compared to the same periods in 1999. These increases were primarily a result of increased staffing levels to support new retail sales offices locations, new mortgage origination offices, and increased business levels.

Occupancy costs increased $163,000 and $716,000 in the three and nine-month periods ended September 30, 2000, over the same periods in 1999. This increase was generally the result of three additional full service retail sales offices and three mortgage origination offices opened in 1999 and two retail sales offices opened in 2000 and an additional mortgage origination office opened in 2000.

Federal deposit insurance premiums increased $83,000, or 33.3%, to $332,000 in the third quarter, 2000 and $350,000, or 51.3% to $1.0 million for the first nine months of 2000 as compared to the same periods in 1999. The primary reason for the increase was the Bank's premium rate charged by the Federal Deposit Insurance Corp.

Data processing expense increased slightly in the three month period ended September 30, 2000 as compared to the same period in 1999 and increased $115,000 for the nine month period ended September 30, 2000 as compared to the prior year. This increase was the result of expenses incurred for electronic banking which is scheduled to begin in 2001 and overall increases in data processing costs related to additional retail sales offices, and numbers of accounts.

Marketing expense increased $136,000 and $478,000 in the three and nine-month periods ended September 30, 2000 as compared to the same periods in 1999. This increase was the result of the promotion of brand awareness primarily through radio advertising in current and new markets and attracting new deposit customers.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $249,000 and $803,000 for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. These increases were generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

Provision for Income Taxes. The provision for income taxes decreased $336,000 and $1.4 million for the three and nine-month periods ended September 30, 2000 as compared to the same periods in 1999. The primary reason for the decrease in the provision was the decreased level of taxable income over the prior year. The effective tax rates were 32.4% and 32.5% for the three and nine-month periods ended September 30, 2000 as compared to 35.4% and 35.8% for the same periods in 1999.

ASSET QUALITY

Metropolitan's goal is to maintain high quality loans in the loan portfolio through conservative lending policies and prudent underwriting. We undertake detailed reviews of the loan portfolio regularly to identify potential problem loans or trends early and to provide for adequate estimates of probable losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. Metropolitan normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, we assess the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                  September  30,    December 31,
                                                       2000            1999
                                                       ----            ----
                                                     (Dollars in thousands)

Nonaccrual loans                                   $    9,398        $    8,933
Loans past due greater than
  90 days or impaired, still accruing                     122               448
                                                   ----------        ----------
Total nonperforming loans                               9,520             9,381
Real estate owned                                       4,257             5,263
                                                   ----------        ----------
Total nonperforming assets                         $   13,777        $   14,644
                                                   ==========        ==========
Allowance for losses on loans                      $   13,198        $   11,025
                                                   ==========        ==========

Nonperforming loans to total loans                       0.75%             0.79%
Nonperforming assets to total assets                     0.83%             0.91%
Net charge-offs to average loans                         0.28%(1)          0.19%
Provision for loan losses to average loans               0.52%(1)          0.54%
Allowance for losses on loans to total
  nonperforming loans at end of period                 138.63%           117.52%
Allowance for losses on loans to
  total loans at end of period                           1.03%             0.92%

(1) Annualized for comparative purposes.

Nonperforming assets at September 30, 2000 decreased $0.8 million to $13.8 million as compared to $14.6 million at December 31, 1999. In spite of the growth experienced in the loan portfolio, total nonperforming assets have decreased in 2000.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $734,000 of loans in this category at September 30, 2000. Management believes the Bank is well secured against loss.

FINANCIAL CONDITION

Total assets amounted to $1.67 billion at September 30, 2000, as compared to $1.61 billion at December 31, 1999, an increase of $61.0 million or 3.8%, or 5.1% annualized. The increase in assets was concentrated in loans and premises and equipment. This increase was funded primarily with increased deposits of $28.3 million and borrowings of $29.4 million.

Mortgage backed securities decreased $40.9 million to $214.8 million compared to December 31, 1999. The decrease was due to the sale of $19.4 million of FNMA securities and paydowns of various other securities.

Loans receivable, including loans held for sale, increased $81.7 million, or 6.9%, to $1.27 billion at September 30, 2000 from $1.19 billion at December 31, 1999. This increase was primarily due to increases in single family loans of $43.1 million, business loans of $31.6 million, and consumer loans of $21.8 million, and modest increases in other loan categories which were partially offset by decreases in construction and commercial loans. These increases resulted from the relatively stable loan demand, increased loan production staff, and increased marketing efforts.

Real estate owned decreased $1.0 million, or 23.6%, to $4.3 million at September 30, 2000. The sale of three properties, including a strip shopping center with a book value of $1.1 million, occurred in the first quarter, 2000. These three properties were included in the year-end 1999 balance.

Premises and equipment, net increased $21.7 million to $53.5 million at September 30, 2000. This increase was the result of costs associated with the construction of the new headquarters, new retail sales offices and continued growth.

Total deposits were $1.165 billion at September 30, 2000, an increase of $28.3 million from the balance of $1.137 billion at December 31, 1999. The increase resulted principally from increased noninterest bearing checking accounts, interest bearing checking accounts, and certificates of deposit which were offset by decreased passbook savings and statement savings accounts.

Borrowings increased $29.4 million, or 8.2% from December 31, 1999 to September 30, 2000. The increase was the result of increased use of Federal Home Loan Bank advances of $104.9 million offset by a $20.5 million decrease in reverse repurchase agreements and a $55.0 million decrease in the commercial bank repurchase agreement. The net increase in borrowings was due to the need to fund the increase in the assets of the bank. Metropolitan will continue to monitor sources of borrowings for the most advantageous terms for its funding needs.

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

The Corporation's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At September 30, 2000, the Corporation, excluding the Bank, had cash and readily convertible investments of $2.1 million. The Corporation has a $12 million line of credit with a commercial bank. At September 30, 2000, the Corporation had a balance of $6 million outstanding, leaving $6 million available to borrow. This line of credit was extended to May 31, 2001.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for September 2000 was 5.02%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At September 30, 2000, $227.0 million, or 19.5%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Another option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At September 30, 2000, approximately $164.6 million, or 14.1% of our accounts were held by these individuals and entities. Of these out-of-state time deposits, $30.1 million are also included in the $100,000 and over time deposits discussed above. During the third quarter of 2000, the Bank received regulatory approval and began accepting brokered deposits. At September 30, 2000, brokered deposits totaled $46.0 million. The total of all certificates of deposit from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $391.0 million at September 30, 2000, or 33.6% of total deposits. If we were unable to replace these deposits upon maturity, there could be an adverse effect on liquidity. We monitor maturities to attempt to minimize any potential adverse effect on liquidity.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $368.7 million at September 30, 2000, of which $310.2 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of approximately $59.6 million at September 30, 2000. Also, the Bank has a $45.0 million line of credit available through a commercial bank repurchase agreement. The balance on this line was $0 at September 30, 2000.

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

The Bank's regulatory capital ratios at September 30, 2000 were in excess of the capital requirements specified by OTS regulations as shown by the following table:


                                  TANGIBLE CAPITAL                    CORE CAPITAL                  RISK-BASED CAPITAL
                                  ----------------                    ------------                  ------------------
                                                                (Dollars in thousands)
Capital amount

Actual                              $107,334       6.41%           $107,366        6.41%         $117,709         9.46%
Required                              33,511       1.50              83,779        4.00            99,594         8.00
                                     --------      ----            --------        ----          --------         ----
Excess                             $  73,823       4.91%          $  23,587        2.41%        $  18,115         1.46%
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

RECENT ACCOUNTING DEVELOPMENTS

In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138. Under Statement No. 137, the effective date was delayed to the first quarter of any fiscal year beginning after June 15, 2000. Metropolitan anticipates no significant impact to net income due to the adoption of SFAS. No. 133.


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

                                     EXPECTED CHANGE IN NET INTEREST INCOME
                                     --------------------------------------

CHANGE IN INTEREST RATE           SEPTEMBER 30, 2000       DECEMBER 31, 1999
-----------------------           ------------------       -----------------

              +2%                           -31%                  -18%
              +1%                           -16%                   -9%
              -1%                           +15%                   +8%
              -2%                           +30%                  +15%

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a significant short-term exposure to rising rates and the exposure increased since December 31, 1999.

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

                                       EXPECTED CHANGE IN NET PORTFOLIO VALUE

CHANGE IN INTEREST RATE            SEPTEMBER 30, 2000         DECEMBER 31, 1999
-----------------------            ------------------         -----------------

               +2%                           -48%                    -51%
               +1%                           -23%                    -25%
               -1%                            30%                    +24%
               -2%                            60%                    +47%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that our exposure to rising interest rates has declined during 2000, but remains high. Under TB 13a, Metropolitan falls in the high interest rate risk category as of September 30, 2000, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

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

The result of these strategies taken together is that Metropolitan has taken on long-term interest rate risk by adding some ten year fixed rate loans and financing those loans with certificates of deposit and borrowings with terms from one year to five years and short term borrowings during 1999. In the first nine months of 2000, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern throughout the remainder of 2000.

The Bank's level of interest rate risk as of September 30, 2000, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during the remainder of 2000 by focusing on:

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

            10.1 The Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of July 28, 2000.

             27         Financial Data Schedule(1)

       b. Reports on Form 8-K - On September 26, 2000, the registrant filed an item 5 Form 8-K reporting our Board's authorization of management to repurchase securities issued by the registrant, Metropolitan Capital Trust I, and Metropolitan Capital Trust II.

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

                                                 METROPOLITAN FINANCIAL CORP.


                                                 By:    /s/ Donald Smith
                                                    -------------------------
                                                    Donald F. Smith
                                                    Chief Financial Officer and
                                                    Assistant Secretary
                                                    (on behalf of the registrant
                                                    and as principal financial
                                                    officer and principal
                                                    accounting officer)

                                                    Date:  November 14, 2000