Form 10-K
period 2000-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2001-04-02
CIK 1003233

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                     FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 2000
                    -----------------------------------------

Commission file number                         000-21553
                   -------------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
         -------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             Ohio                                        34-1109469
         ---------------------------------------------  ---------------------------------------------
         (State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
                        or Organization)

         22901 Mill Creek Blvd. Highland Hills, Ohio    44122
         -------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (216) 206-6000
         -------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12 (b) of the Act: NONE

     Securities registered pursuant to Section 12(g)of the Act:

                                             Common Stock, without par value
                                             -------------------------------
                                                     (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregated market value of voting stock held by nonaffiliates of the Registrant as of March 9, 2001 was $4,859,000.

     As of March 9, 2001, there were 8,106,459 shares of the Registrant's Common Stock issued and outstanding.

     Documents incorporated by reference:

     Portions of the 2000 Annual Report - Parts I and II

     Portions of the Proxy Statement for the 2001 Annual Meeting - Part III

                          METROPOLITAN FINANCIAL CORP.

                                 2000 FORM 10-K

                               TABLE OF CONTENTS

                              PART I
Item 1. Business............................................      1
Item 2. Properties..........................................     21
Item 3. Legal Proceedings...................................     22
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     22

                              PART II
Item 5. Market For Registrant's Common Equity and Related
  Stockholder Matters.......................................     24
Item 6. Selected Financial Data.............................     25
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     27
Item 7A. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     39
Item 8. Financial Statements and Supplementary Data
        Report of Independent Auditors......................     43
        Consolidated Financial Statements...................     44
        Notes to Consolidated Financial Statements..........     48
Item 9. Changes In and Disagreements With Accountants on
  Accounting and Financial Disclosure.......................     73

                             PART III
Item 10. Directors and Executive Officers of the
  Registrant................................................     73
Item 11. Executive Compensation.............................     73
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     73
Item 13. Certain Relationships and Related Transactions.....     73

                              PART IV
Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................     73

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company that was incorporated in 1972. We are engaged in the principal business of originating and purchasing mortgage and other loans through our wholly-owned subsidiary, Metropolitan Bank and Trust Company ("the Bank"). The Bank is an Ohio chartered stock savings association established in 1958. We obtain funds for lending and other investment activities primarily from savings deposits, wholesale borrowings, principal repayments on loans, and the sale of loans. The activities of Metropolitan at the holding company level are limited and impact the results of operations primarily through interest expense on a consolidated basis. Unless otherwise noted, all of the activities discussed below are of the Bank. Our executive office is located at 22901 Mill Creek Blvd., Highland Hills, Ohio 44122.

     Robert M. Kaye of Rumson, New Jersey, is Metropolitan's current majority shareholder. Mr. Kaye acquired Metropolitan in 1987 and remained sole shareholder until the initial public offering of Metropolitan's common stock in October 1996. Currently, Mr. Kaye owns 74.8% of Metropolitan's outstanding common stock. Mr. Kaye has the ability to decide the outcome of matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Corporation and has ultimate control of the Corporation and the Bank. In addition, Mr. Kaye is Chairman of the Board and Chief Executive Officer of the Corporation and the Bank.

     At December 31, 2000, we operated 23 full service retail sales offices in Northeastern Ohio. As of December 31, 2000, we also maintained 10 real estate loan production offices. As a secondary line of business, we service mortgage loans for various investors.

     At December 31, 2000, we had total assets of $1.7 billion, total deposits of $1.1 billion and shareholders' equity of $49.5 million. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to applicable limits.

     At December 31, 2000, we directly or indirectly owned the following wholly-owned subsidiaries:

          ACTIVE SUBSIDIARIES                        INACTIVE SUBSIDIARIES
          -------------------                        ---------------------
- Metropolitan Bank and Trust Company       - MetroCapital Corporation
- Kimberly Construction Company             - Metropolitan Securities Corporation
- Metropolitan Capital Trust I              - Metropolitan II Corporation
- Metropolitan Capital Trust II
- Metropolitan I Corporation
- Metropolitan Savings Service
  Corporation
- Progressive Land Title Agency, Inc.

     The Bank changed its name from Metropolitan Savings Bank of Cleveland to Metropolitan Bank and Trust Company in April 1998. We formed Metropolitan Capital Trust I during 1998 to facilitate the issuance of cumulative trust preferred securities. We formed Metropolitan Capital Trust II in 1999 to issue a second series of trust preferred securities. Metropolitan I Corporation was formed in 2000 as a holding company for its majority owned subsidiary, Progressive Land Title Agency, Inc. Kimberly Construction Company's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of bank premises. Metropolitan Savings Service Corporation currently holds and manages real estate which the Bank has foreclosed upon.

     All required disclosures as part of Guide 3 are either included in this document in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the Five Year Summary of Selected Data.

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

                                                           DECEMBER 31,
                           -----------------------------------------------------------------------------
                                   2000                   1999                   1998             1997
                           --------------------   --------------------   --------------------   --------
                             AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT    AMOUNT
                           ----------   -------   ----------   -------   ----------   -------   --------
                                                      (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family....  $  288,352     21.1%   $  295,061     23.5%   $  189,182     17.4%   $146,685
  Multifamily............     273,358     20.0       292,015     23.3       337,412     31.1     194,450
  Commercial.............     254,824     18.6       247,455     19.7       228,825     21.1     166,593
  Construction and
    land.................     193,464     14.1       156,112     12.4       137,023     12.6     116,829
  Held for sale..........      51,382      3.8         5,866      0.5         9,416      0.9      14,230
                           ----------    -----    ----------    -----    ----------    -----    --------
    Total real estate
      loans..............   1,061,380     77.6       996,509     79.4       901,858     83.1     638,787
Consumer Loans...........     163,019     11.9       143,585     11.4        96,115      8.8      68,590
Consumer Held for Sale...          --       --           852      0.1         5,601      0.5          --
Business and Other
  Loans..................     143,329     10.5       114,333      9.1        82,317      7.6      57,496
                           ----------    -----    ----------    -----    ----------    -----    --------
    Total loans..........  $1,367,728    100.0%    1,255,279    100.0%    1,085,891    100.0%    764,873
                                         =====                  =====                  =====
LESS:
Loans in process.........      72,156                 56,212                 46,001               46,833
Deferred fees, net.......       2,191                  4,548                  5,013                4,108
Discount (premium) on
  loans, net.............      (7,393)                (7,178)                (5,320)                 425
Allowance for losses on
  loans..................      13,951                 11,025                  6,909                5,622
                           ----------             ----------             ----------             --------
    TOTAL LOANS
      RECEIVABLE, NET....  $1,286,823             $1,190,672             $1,033,288             $707,885
                           ==========             ==========             ==========             ========

                                   DECEMBER 31,
                           ----------------------------
                            1997            1996
                           -------   ------------------
                           PERCENT    AMOUNT    PERCENT
                           -------   --------   -------
                              (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family....    19.2%   $114,758     16.8%
  Multifamily............    25.4     276,544     40.3
  Commercial.............    21.8     135,635     19.8
  Construction and
    land.................    15.3      71,697     10.5
  Held for sale..........     1.8       8,973      1.3
                            -----    --------    -----
    Total real estate
      loans..............    83.5     607,607     88.7
Consumer Loans...........     9.0      54,180      7.9
Consumer Held for Sale...      --          --       --
Business and Other
  Loans..................     7.5      23,508      3.4
                            -----    --------    -----
    Total loans..........   100.0%    685,295    100.0%
                            =====                =====
LESS:
Loans in process.........              31,758
Deferred fees, net.......               2,336
Discount (premium) on
  loans, net.............                 560
Allowance for losses on
  loans..................               4,175
                                     --------
    TOTAL LOANS
      RECEIVABLE, NET....            $646,466
                                     ========

     We had commitments to originate or purchase fixed and adjustable rate loans of $78.8 million and $98.4 million, respectively, at December 31, 2000. In addition, we had firm commitments to sell loans of $30.8 million at December 31, 2000.

     The following table presents the composition of our loan portfolio, including loans held for sale, in dollar amounts and as a percentage of all loans before deductions for loans in process, deferred fees and discounts and allowance for losses on loans by fixed and adjustable rates.

                                                          DECEMBER 31,
                          -----------------------------------------------------------------------------
                                  2000                   1999                   1998             1997
                          --------------------   --------------------   --------------------   --------
                            AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT    AMOUNT
                          ----------   -------   ----------   -------   ----------   -------   --------
                                                     (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
  One- to four-family...  $  112,535      8.2%   $  112,627      9.0%   $   76,566      7.1%   $ 59,058
  Multifamily...........     163,726     12.0       147,820     11.8       194,521     17.9      60,136
  Commercial............     106,771      7.8       129,865     10.3       147,860     13.6      52,390
  Construction and
    land................      10,411      0.8        16,394      1.3        27,849      2.6      20,854
  Held for sale.........      39,903      2.9         5,866      0.5         8,920      0.8       6,294
                          ----------    -----    ----------    -----    ----------    -----    --------
    Total fixed rate
      real estate
      loans.............     433,346     31.7       412,572     32.9       455,716     42.0     198,732
Consumer................     149,957     11.0       137,678     10.9        93,689      8.6      61,307
Consumer held for
  sale..................          --                    852      0.1         5,601      0.5          --
Business and other......      54,576      4.0        46,849      3.7        25,526      2.4      19,575
                          ----------    -----    ----------    -----    ----------    -----    --------
    Total fixed rate
      loans.............     637,879     46.7%      597,951     47.6%      580,532     53.5%    279,614
                          ----------    =====    ----------    =====    ----------    =====    --------
ADJUSTABLE RATE LOANS:
Real estate:
  One- to four-family...     175,817     12.9%      182,434     14.5%      112,616     10.4%     87,627
  Multifamily...........     109,632      8.0       144,195     11.5       142,891     13.2     134,314
  Commercial............     148,053     10.8       117,590      9.4        80,965      7.5     114,203
  Construction and
    land................     183,053     13.3       139,718     11.1       109,174     10.0      95,975
  Held for sale.........      11,479      0.8            --       --           496      0.0       7,936
                          ----------    -----    ----------    -----    ----------    -----    --------
    Total adjustable
      rate real estate
      loans.............     628,034     45.8       583,937     46.5       446,142     41.1     440,055
Consumer................      13,062      1.0         5,907      0.5         2,426      0.2       7,283
Business and other......      88,753      6.5        67,484      5.4        56,791      5.2      37,921
                          ----------    -----    ----------    -----    ----------    -----    --------
    Total adjustable
      rate loans........     729,849     53.3%      657,328     52.4%      505,359     46.5%    485,259
                          ----------    =====    ----------    =====    ----------    =====    --------
LESS:
Loans in process........      72,156                 56,212                 46,001               46,833
Deferred fees, net......       2,191                  4,548                  5,013                4,108
Discount (premium) on
  loans, net............      (7,393)                (7,178)                (5,320)                 425
Allowance for losses on
  loans.................      13,951                 11,025                  6,909                5,622
                          ----------             ----------             ----------             --------
    TOTAL LOANS
      RECEIVABLE, NET...  $1,286,823             $1,190,672             $1,033,288             $707,885
                          ==========             ==========             ==========             ========

                                  DECEMBER 31,
                          ----------------------------
                           1997            1996
                          -------   ------------------
                          PERCENT    AMOUNT    PERCENT
                          -------   --------   -------
                             (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
  One- to four-family...     7.7%   $ 41,436      6.1%
  Multifamily...........     7.9      88,529     12.9
  Commercial............     6.9      34,726      5.1
  Construction and
    land................     2.7         392      0.0
  Held for sale.........     0.8       2,531      0.4
                           -----    --------    -----
    Total fixed rate
      real estate
      loans.............    26.0     167,614     24.5
Consumer................     8.0      46,725      6.8
Consumer held for
  sale..................      --          --       --
Business and other......     2.6       5,650      0.8
                           -----    --------    -----
    Total fixed rate
      loans.............    36.6%    219,989     32.1%
                           =====    --------    =====
ADJUSTABLE RATE LOANS:
Real estate:
  One- to four-family...    11.5%     73,322     10.7%
  Multifamily...........    17.6     188,015     27.5
  Commercial............    14.9     100,909     14.7
  Construction and
    land................    12.5      71,305     10.4
  Held for sale.........     1.0       6,442      0.9
                           -----    --------    -----
    Total adjustable
      rate real estate
      loans.............    57.5     439,993     64.2
Consumer................     0.9       7,455      1.1
Business and other......     5.0      17,858      2.6
                           -----    --------    -----
    Total adjustable
      rate loans........    63.4%    465,306     67.9%
                           =====    --------    =====
LESS:
Loans in process........              31,758
Deferred fees, net......               2,336
Discount (premium) on
  loans, net............                 560
Allowance for losses on
  loans.................               4,175
                                    --------
    TOTAL LOANS
      RECEIVABLE, NET...            $646,466
                                    ========

     The following table illustrates the contractual maturity of our loan portfolio. The table shows loans that have adjustable or renegotiable interest rates as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments, enforcement of due-on-sale clauses, or amortization of premiums, discounts, or deferred loan fees. The table includes demand loans, loans having no stated maturity and overdraft loans in the due in one year or less category.

                                                                     DUE AFTER
                                                                     ONE YEAR
                                              DUE IN ONE              THROUGH              DUE AFTER
                                             YEAR OR LESS           FIVE YEARS            FIVE YEARS                TOTAL
                                          -------------------   -------------------   -------------------   ---------------------
                                                     WEIGHTED              WEIGHTED              WEIGHTED                WEIGHTED
                                                     AVERAGE               AVERAGE               AVERAGE                 AVERAGE
                                           AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE       AMOUNT       RATE
                                          --------   --------   --------   --------   --------   --------   ----------   --------
                                                                          (DOLLARS IN THOUSANDS)
REAL ESTATE:
  One- to four-family...................  $    646     7.17%    $  9,148     7.50%    $278,558     7.30%    $  288,352     7.31%
  Multifamily...........................     8,035     9.16       38,190     8.77      227,133     8.32        273,358     8.40
  Commercial............................    14,863     9.05       33,614     8.02      206,347     8.40        254,824     8.39
  Construction and land.................   153,664     9.66       34,726    10.00        5,074     8.51        193,464     9.71
CONSUMER................................     1,331    11.56       16,702     8.89      144,986    10.60        163,019    10.43
BUSINESS................................    31,658     9.73       45,768     9.01       65,903     9.92        143,329     9.59
                                          --------              --------              --------              ----------
        Total...........................  $210,197     9.61%    $178,148     8.88%    $928,001     8.50%    $1,316,346     8.73%
                                          ========              ========              ========              ==========

     The total amount of loans due after December 31, 2001 which have fixed interest rates is $571.8 million. The total amount of loans due after that date which have floating or adjustable rates is $534.3 million.

     Multifamily Lending. Historically, our greatest lending emphasis has been on multifamily real estate loans. We originate these loans from our present customers, contacts within the investor community, and referrals from mortgage brokers. We have become known for originating multifamily loans in our primary multifamily lending markets of Ohio, Kentucky, Michigan, Pennsylvania, and New Jersey. Although we operate full service retail sales offices solely in Northeast Ohio, we have loan origination offices throughout Ohio and Western Pennsylvania. We have purchased multifamily loans from selected banks, particularly in California.

     At December 31, 2000, our multifamily loans totaled $273.4 million, with an average loan size of approximately $479 thousand. Currently, we emphasize the origination of multifamily fixed and adjustable loans with principal amounts of $1.0 million to $6.0 million. Adjustable loans are priced on one-, three- or five-year treasury rates with amortization periods of 25 or 30 years. Fixed rate loans are priced at a spread over the ten-year treasury rate. The loans are subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Typically, the loans have balloon maturities of 10 years. The maximum loan to value ratio of multifamily residential loans is 75%.

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

     At December 31, 2000, $202.5 million or 74.1% of our multifamily loan portfolio represented loans we purchased from a variety of sources. Prior to purchasing these loans, we use a similar underwriting process with substantially the same standards as for our originated loans. In some cases, when we consider the purchase of a portfolio with a considerable number of moderate balance loans, we use an independent contract inspector for property inspections. Multifamily real estate in Ohio secures 11.7% of our multifamily and commercial real estate loan portfolio. Underlying real estate for the remaining multifamily loans is located primarily in California, Pennsylvania, and New Jersey.

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

     Commercial Real Estate Lending. At December 31, 2000, permanent loans secured by commercial real estate totaled $254.8 million or 18.6% of our total portfolio. The average size of these loans was approximately $819 thousand. Of this amount, we originated $149.2 million or 58.6% and $105.6 million or 41.4% represented loans purchased from a variety of sources, predominantly other financial institutions.

     We purchase loans secured by commercial real estate generally when these loans are secured by retail strip shopping centers or office buildings and the loan yields and other terms meet our requirements. In the recent past, we began to introduce more geographic diversity into the portfolio based on our desire to acquire high credit quality loans. We believe a certain amount of geographic diversity is important to reduce the risk of loss due to regional economic downturns.

     We purchase commercial real estate loans secured by strip shopping centers and small office buildings to supplement our origination of commercial real estate loans. As a result of referrals from customers and mortgage brokers, we make loans on commercial real estate in many states, but predominantly in Ohio, Pennsylvania, Northern Kentucky, Michigan and California.

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

     The following table presents information as to the locations and types of properties securing the multifamily and commercial real estate portfolio as of December 31, 2000. As of that date, we had loans in 40 states. Properties securing loans in 37 states are aggregated in the table because none of those states exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

                                                      NUMBER
                                                     OF LOANS    PERCENT     PRINCIPAL    PERCENT
                                                     --------    --------    ---------    -------
                                                                (DOLLARS IN THOUSANDS)
OHIO:
  Apartments.......................................    116         13.2%     $ 61,803       11.7%
  Office buildings.................................     34          3.9        24,148        4.6
  Retail centers...................................     16          1.8         9,439        1.8
  Other............................................     25          2.8        23,294        4.4
                                                       ---        -----      --------      -----
     Total.........................................    191         21.7       118,683       22.5
                                                       ---        -----      --------      -----
CALIFORNIA:
  Apartments.......................................    233         26.4       124,193       23.5
  Office buildings.................................     37          4.2        13,294        2.5
  Retail centers...................................     60          6.8        32,510        6.2
  Other............................................     18          2.0         9,954        1.9
                                                       ---        -----      --------      -----
     Total.........................................    348         39.5       179,952       34.1
                                                       ---        -----      --------      -----
PENNSYLVANIA:
  Apartments.......................................     33          3.7        15,407        2.9
  Office buildings.................................     15          1.7        37,773        7.2
  Retail centers...................................      5          0.6        14,274        2.7
  Other............................................      2          0.2         2,426        0.5
                                                       ---        -----      --------      -----
     Total.........................................     55          6.2        69,880       13.2
                                                       ---        -----      --------      -----
OTHER STATES:
  Apartments.......................................    189         21.4%     $ 71,955       13.6%
  Office Buildings.................................     34          3.9        34,895        6.6
  Retail centers...................................     36          4.1        27,256        5.2
  Other............................................     29          3.3        25,561        4.8
                                                       ---        -----      --------      -----
     Total.........................................    288         32.7       159,667       30.2
                                                       ---        -----      --------      -----
                                                       882        100.0%     $528,182      100.0%
                                                       ===        =====      ========      =====

     The following table presents aggregate information as to the type of security as of December 31, 2000:

                                                                 AVERAGE
                                                      NUMBER     BALANCE
                                                     OF LOANS    PER LOAN    PRINCIPAL    PERCENT
                                                     --------    --------    ---------    -------
                                                                (DOLLARS IN THOUSANDS)
Apartments.........................................    571        $ 479      $273,358       51.8%
Office buildings...................................    120          918       110,109       20.8
Retail centers.....................................    117          117        83,479       15.8
Other..............................................     74          828        61,235       11.6
                                                       ---                   --------      -----
     Total.........................................    882        $ 599      $528,182      100.0%
                                                       ===                   ========      =====

     One- to Four-family Residential Lending. We originate our one- to four-family residential loans through our full service retail sales offices, commissioned loan officers, correspondent lenders, our telemarketing department, and our residential loan origination offices in Ohio and Pennsylvania. We have focused our one- to four-family residential lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied residences. As of December 31, 2000, the one- to four-family residential mortgages totaled $288.4 million or 21.1% of our loan portfolio.

     We emphasize the origination of conventional loans suitable for sale in the secondary market. In addition, we offer fixed rate end loan financing to borrowers building homes with our approved construction loan builders. We retain only a limited dollar amount of this fixed rate end loan financing in our portfolio. Properties located in Northeastern Ohio secure substantially all of the one- to four-family residential mortgage loans originated for retention in our portfolio. At December 31, 2000, our fixed rate residential mortgage loan portfolio totaled $112.5 million, or 8.2%, of our total loan portfolio.

     We are presently originating three types of ARM products for our portfolio. These products offer different features including the index upon which the interest rate is based and the period for rate adjustment. We originate ARMs with terms to maturity of up to 30 years. Borrowers are qualified based upon secondary market requirements.

     At December 31, 2000, $31.2 million, or 10.8% of our one- to four-family residential loan portfolio represented loans we purchased from a variety of sources. We use an underwriting process with substantially the same standards as for our originated loans when purchasing these loans.

     Construction Lending and Land Development. At December 31, 2000, we had $193.5 million of construction and land development loans outstanding. We originate construction loans on single family homes to local builders in our primary lending market and to individual borrowers on owner-occupied properties. We also make loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Our primary market areas for construction lending are in Northeastern Ohio, in the counties of Cuyahoga, Lake, Geauga, Summit, Medina, Portage, and Lorain and the greater Columbus, Ohio market.

     The following table presents the number, amount, and type of properties securing construction and land development loans at December 31, 2000:

                                                              NUMBER OF    PRINCIPAL
                                                                LOANS       BALANCE
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
RESIDENTIAL CONSTRUCTION LOANS:
  Owner-occupied............................................     129        $ 29,918
  Builder presold...........................................      42           9,075
  Builder model homes.......................................     187          51,818
  Builder lines of credit...................................      24          35,178
                                                                 ---        --------
     Total residential construction loans...................     382         125,989
NONRESIDENTIAL CONSTRUCTION LOANS:
  Multifamily...............................................       6           7,502
  Commercial................................................       4           5,873
                                                                 ---        --------
     Total nonresidential construction loans................      10          13,375
LAND LOANS..................................................      26           4,747
  Lot loans.................................................      74          16,843
  Development loans.........................................      34          32,510
                                                                 ---        --------
     Total..................................................     526        $193,464
                                                                 ===        ========

     The risk of loss on a construction loan largely depends upon the accuracy of the initial estimate of the property's value upon completion of the project, the estimated cost of the project, and proper control over disbursements during construction. We review the borrower's financial position and require a personal guarantee on all builder loans. We base all loans upon the appraised value of the underlying collateral, as completed. Construction inspections are required to support the percentage of completion during construction.

     We establish a maximum loan to value ratio for each type of loan based upon the contract price, cost estimate or appraised value, whichever is less. The maximum loan to value ratio by type of construction loan is as follows:

     - owner-occupied homes - 80%;

     - builder presold homes - 80%;

     - builder models or speculative homes - 75%;

     - lot loans - 75%;

     - development loans - 75% (development of single-family home lots for resale to builders); and

     - builder lines of credit - 75% (development of land for cluster or condominium projects which will be part of builder line of credit).

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

     Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 2000, secured loans comprised $143.0 million or 87.7% of the $163.0 million consumer loan portfolio. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections depend upon the borrower's continuing financial stability. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount recovered on such loans in the event of default.

     In order to supplement the growth in the consumer loan portfolio, we have purchased loans through correspondent lenders and bulk portfolios offered for sale. At December 31, 2000, purchased consumer loans represented $94.7 million, or 66.0% of the outstanding balance of consumer loans. Second mortgages on one-to four-family homes, and first liens on automobiles, or manufactured housing are the primary collateral types for these loans. In 1997, we acquired two packages of subprime loans totaling $6.3 million. Subprime loans are loans where the borrower's credit rating is below an A grade. In 1998, we acquired an additional loan package of $5.0 million of subprime loans also secured by manufactured housing. Total subprime loans were $7.8 million, or 4.8% of total consumer loans at December 31, 2000.

     At December 31, 2000, our credit card portfolio had an outstanding balance of $6.7 million with $31.4 million in unused credit lines.

     Business Lending. At December 31, 2000, we had $143.3 million of business loans outstanding. Our business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, our business lending has been limited to borrowers headquartered, or doing business in, our retail market area. These loans are generally adjustable interest rate loans at some margin over the prime interest rate and some are guaranteed by the Small Business Administration.

     The following table sets forth information regarding the number and amount of our business loans as of December 31, 2000:

                                                                                      OUTSTANDING
                                                               NUMBER    TOTAL LOAN    PRINCIPAL
                                                              OF LOANS   COMMITMENT     BALANCE
                                                              --------   ----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
LOANS SECURED BY:
  Accounts receivable, inventory and equipment..............     93       $ 11,385     $  9,028
  First lien on real estate.................................     83         65,274       61,070
  Lien on real estate other than first lien.................    121         61,528       56,560
  Specific equipment and machinery..........................     24          2,916        1,714
  Titled vehicles...........................................     14            471          248
  Stocks and bonds..........................................      6         15,471        6,667
  Certificates of deposit...................................     12          2,260        1,966
UNSECURED LOANS.............................................     31          7,124        6,076
                                                              -----       --------     --------
     Total..................................................    384       $166,429     $143,329
                                                              =====       ========     ========

     Business loans differ from residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real property whose value is easily ascertainable. Business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of business loans may depend substantially upon the success of the business. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. We work to reduce this risk by carefully underwriting business loans.

SECONDARY MARKET ACTIVITIES

     In addition to originating loans for our own portfolio, we participate in secondary mortgage market activities by selling participations, whole loans, as well as creating mortgage-backed securities, with FannieMae, FreddieMac, and other entities. Secondary market sales allow us to make loans during periods when deposit flows decline, or are not otherwise available, and at times when customers prefer loans with long-term fixed interest rates which we choose not to hold in our own portfolio. While our primary focus in mortgage banking operations is to sell fixed rate one- to four-family residential mortgage loans, we also sell adjustable one- to four-family residential mortgage loans.

     The secondary market for mortgage loans is primarily comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, we tailor some of our real estate loan programs to meet the specifications of FreddieMac and FannieMae, two of the largest institutional investors. We generally retain a portion of the loan origination fee paid by the borrower and receive annual servicing fees as compensation for retaining responsibility for and performing the servicing of all loans sold to institutional investors. See "Loan Servicing Activities."

     The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and our relationship with the institutional investor. In the case of one- to four-family residential loans, we periodically obtain formal commitments to sell loans primarily with FreddieMac and FannieMae. Pursuant to these commitments, FreddieMac or FannieMae is obligated to purchase a specific dollar amount of whole loans over a specified period. The terms of the commitments range from ten to sixty days. The pricing varies depending upon the length of each commitment. We classify loans as held for sale while we are negotiating the sale of specific loans which meet selected criteria to a specific investor or after a sale is negotiated but before it is settled.

     During the fourth quarter of 1999, we completed the securitization of $108.8 million of multifamily loans in a program with FannieMae. This program uses insurance to provide the credit enhancement necessary to achieve a satisfactory rating. We are servicing the loans as mortgage-backed securities for FannieMae. We completed a similar securitization of $93.0 million of multifamily loans in 1997. During the fourth quarter of 1998, we completed the securitization of $101.0 million of commercial real estate loans with a private issuer in a non-rated structure. Similar to the other securitization transactions, we used an insurance policy to assume a portion of the credit risk. In addition to decreasing loans receivable and increasing mortgage-backed securities, the securitizations have provided several other benefits, including the following:

     - improvement in the credit risk profile of the Bank's balance sheet by converting whole loans into mortgage-backed securities guaranteed by others; and

     - addition of high quality collateral which can be pledged for borrowings in the secondary market to fund other corporate needs.

     We also sell whole loans or participations in multifamily and commercial real estate loans to private investors and retain the right to service the loans. We make the majority of our sales of multifamily and commercial real estate loans under individually negotiated whole loan or participation sales agreements. These sales are for individual loans or for a package of loans. During 2000, we sold $66.5 million of multifamily and commercial real estate participations. The Bank may seek a participant when a loan would otherwise exceed the loan-to-one borrower limit. We have sold other loans to manage geographic concentration or interest rate risk.

LOAN SERVICING ACTIVITIES

     At December 31, 2000, our overall servicing portfolio had a value of $2.7 billion. Of that amount, loans serviced for others totaled $1.9 billion. The following table summarizes the portfolio by investor and source:

                                                  ORIGINATED   PURCHASED    PORTFOLIO
                                                  SERVICING    SERVICING    SERVICING     TOTAL
                                                  ----------   ----------   ---------   ----------
                                                               (DOLLARS IN THOUSANDS)
One- to Four-family:
  Metropolitan portfolio........................         --            --   $453,256    $  453,256
  FreddieMac....................................   $416,123    $  466,592         --       882,715
  FannieMae.....................................     41,411       640,209         --       681,620
  Private investors.............................     16,352         9,319         --        25,671
                                                   --------    ----------   --------    ----------
     Total One- to Four-family..................    473,886     1,116,120    453,256     2,043,262
                                                   --------    ----------   --------    ----------
Multifamily and Commercial:
  Metropolitan portfolio........................         --            --    355,396       355,396
  FannieMae.....................................    113,751        54,101         --       167,852
  Private investors.............................    158,240        21,401         --       179,641
                                                   --------    ----------   --------    ----------
     Total Multifamily and Commercial...........    271,991        75,502    355,396       702,889
                                                   --------    ----------   --------    ----------
     Total......................................   $745,877    $1,191,622   $808,652    $2,746,151
                                                   ========    ==========   ========    ==========

     Generally, we service the loans we originate. When we sell loans to an investor, such as FreddieMac or FannieMae, we generally retain the servicing rights for the loans. We receive fee income for servicing these sold loans at various percentages based upon the unpaid principal balances of the loans serviced. We collect and retain service fees out of monthly mortgage payments. To further increase our servicing fee income, the Bank during 2000 and in prior years purchased servicing portfolios from other originating institutions. These purchased servicing portfolios are primarily FreddieMac and FannieMae single family loans that are secured by homes located within the eastern half of the nation. At December 31, 2000, the unpaid principal balance of our purchased servicing portfolio was $1.2 billion. The related net book value of purchased mortgage servicing rights was $13.9 million.

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

     The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amounts and as a percentage of each category of the loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue.

                                                                                                        TOTAL LOANS 60 DAYS
                                                60-89 DAYS                 90 DAYS AND OVER             OR MORE DELINQUENT
                                        ---------------------------   ---------------------------   ---------------------------
                                                           PERCENT                       PERCENT                       PERCENT
                                                           OF LOAN                       OF LOAN                       OF LOAN
                                        NUMBER   AMOUNT    CATEGORY   NUMBER   AMOUNT    CATEGORY   NUMBER   AMOUNT    CATEGORY
                                        ------   -------   --------   ------   -------   --------   ------   -------   --------
                                                                        (DOLLARS IN THOUSANDS)
REAL ESTATE
  One- to four-family.................    --          --       --        4     $   484     0.14%       4     $   484     0.14%
  Multifamily.........................    --          --       --       --          --       --       --          --       --
  Commercial real estate..............     8     $ 8,260     3.23%       3         468     0.18       11       8,728     3.41
  Construction and land...............    --          --       --        4       1,133     0.61        4       1,133     0.61
CONSUMER..............................   113       1,272     0.78      196       4,658     2.86      309       5,930     3.64
BUSINESS..............................     7       1,374     0.96       43       7,996     5.58       50       9,370     6.54
                                         ---     -------     ----      ---     -------     ----      ---     -------     ----
    Total.............................   128     $10,906     0.80%     250     $14,739     1.08%     378     $25,645     1.88%
                                         ===     =======     ====      ===     =======     ====      ===     =======     ====

     Nonperforming assets include all nonaccrual loans, loans past due greater than 90 days still accruing, and real estate owned. Generally, interest is not accrued on loans contractually past due 90 days or more as to interest or principal payments. However, at December 31, 2000, the Bank had $6.4 million of business loans that were 90 days or more past maturity but not delinquent as to interest. These loans were nonperforming but not considered nonaccrual loans. In addition, interest is not accrued on loans as to which payment of principal and interest in full is not expected unless in our judgment the loan is well secured, and we expect no loss in principal or interest.

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

     The following table sets forth an allocation of the allowance for losses on loans among categories as of the dates indicated based on our estimate of probable losses that were currently anticipated based largely on past loss experience. Since the factors influencing such estimates are subject to change over time, we believe that any allocation of the allowance for losses on loans into specific categories lends an appearance of precision which does not exist. In practice, we use the allowance as a single unallocated allowance available for all loans. The allowance can also be reallocated among different loan categories if actual losses differ from expected losses and based upon changes in our expectation of future losses. The following allocation table should not be interpreted as an indication of the actual amounts or the relative proportion of future charges to the allowance.

                                                       DECEMBER 31,
                       -----------------------------------------------------------------------------
                               2000                    1999                    1998            1997
                       ---------------------   ---------------------   --------------------   ------
                                 PERCENT OF              PERCENT OF             PERCENT OF
                                  LOANS IN                LOANS IN               LOANS IN
                                    EACH                    EACH                   EACH
                                  CATEGORY                CATEGORY               CATEGORY
                                  TO TOTAL                TO TOTAL               TO TOTAL
                       AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT      LOANS      AMOUNT
                       -------   -----------   -------   -----------   ------   -----------   ------
                                                  (DOLLARS IN THOUSANDS)
One-to four-family...  $   759       24.8%     $   778       24.0%     $ 304        18.3%     $ 237
Multifamily..........      962       20.5          904       23.3        648        31.1        482
Commercial real
  estate.............    1,456       18.7        1,281       19.7      1,019        21.1      1,400
Construction and
  land...............      796       13.6          550       12.4        237        12.6        353
Consumer.............    3,631       11.9        3,947       11.5      2,335         9.3      2,132
Business.............    4,952       10.5        2,462        9.1      1,675         7.6        456
Unallocated..........    1,395         --        1,103         --        691          --        562
                       -------      -----      -------      -----      ------      -----      ------
    Total............  $13,951      100.0%     $11,025      100.0%     $6,909      100.0%     $5,622
                       =======      =====      =======      =====      ======      =====      ======

                                  DECEMBER 31,
                       ----------------------------------
                          1997               1996
                       -----------   --------------------
                       PERCENT OF             PERCENT OF
                        LOANS IN               LOANS IN
                          EACH                   EACH
                        CATEGORY               CATEGORY
                        TO TOTAL               TO TOTAL
                          LOANS      AMOUNT      LOANS
                       -----------   ------   -----------
                             (DOLLARS IN THOUSANDS)
One-to four-family...      19.8%     $ 228        17.1%
Multifamily..........      25.4      1,020        40.8
Commercial real
  estate.............      23.0        937        20.3
Construction and
  land...............      15.0        193        10.5
Consumer.............       9.0      1,182         7.9
Business.............       7.5        197         3.4
Unallocated..........        --        418          --
                          -----      ------      -----
    Total............     100.0%     $4,175      100.0%
                          =====      ======      =====

     With the uncertainties that could adversely affect the overall quality of the loan portfolio, we consider an adequate allowance for losses on loans essential. At December 31, 2000, we considered the unallocated allowance adequate to cover losses from the existing loans that had not demonstrated problems such as late payments, financial difficulty of the borrower, or deterioration of collateral values. However, on March 26, 2001, based on financial projections provided by the borrower on March 12, 2001, management determined that business loans to related borrowers in the amount of $14.7 million were impaired. Management has estimated the impairment to be approximately $3.5 million.

     The risks associated with off-balance sheet commitments are insignificant. Therefore, management has not provided an allowance for those commitments.

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

     The following table summarizes the amounts and the distribution of securities held as of the dates indicated:

                                                                    AT DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
SECURITIES:
  Mutual funds..............................................  $   889   $   835   $ 2,059
  Tax-exempt bond...........................................   14,705    14,699    14,817
  Revenue bond..............................................      775     1,180     1,400
  FreddieMac preferred stock................................    6,150     6,150     7,500
  FreddieMac note...........................................    9,986     9,764     9,884
  FannieMae notes...........................................   19,920    19,080        --
  Federal Home Loan Bank stock..............................   20,624    10,948     6,054
  Treasury notes and bills..................................    2,361        --        --
                                                              -------   -------   -------
          Total.............................................  $75,410   $62,656   $41,714
                                                              =======   =======   =======
OTHER INTEREST-EARNING ASSETS:
  Interest-bearing deposits with banks......................  $ 2,727   $ 2,750   $ 9,275
  Term repurchase agreements................................       --        --        --
                                                              -------   -------   -------
          Total.............................................  $ 2,727   $ 2,750   $ 9,275
                                                              =======   =======   =======

     The following table sets forth the contractual maturities and approximate weighted average yields of debt securities at December 31, 2000.

                                                                        DUE IN
                                                     --------------------------------------------
                                                     ONE YEAR     ONE TO      MORE THAN
                                                     OR LESS    FIVE YEARS    TEN YEARS    TOTAL
                                                     --------   -----------   ---------   -------
                                                                (DOLLARS IN THOUSANDS)
Tax-exempt bond....................................       --           --      $14,705    $14,705
Revenue bond.......................................       --      $   775           --        775
FreddieMac note....................................       --        9,986           --      9,986
U.S. Treasury Notes and Bills......................   $2,261          100           --      2,361
FannieMae notes....................................       --       19,920           --     19,920
                                                      ------      -------      -------    -------
     Total.........................................   $2,261      $30,781      $14,705    $47,747
                                                      ======      =======      =======    =======
Weighted average tax-equivalent yield..............     5.83%        6.04%       10.77%      7.49%

     The FreddieMac and FannieMae notes have call features which make them callable at any time after December 31, 2000.

MORTGAGE-BACKED SECURITIES PORTFOLIO

     Mortgage-backed securities offer higher rates than treasury or agency securities with similar maturities because the timing of the repayment of principal can vary based on the level of prepayments. However, they offer lower yields than similar loans because the risk of loss of principal is often guaranteed by the issuing entity or through mortgage insurance. We acquire mortgage-backed securities through purchases and securitization of loans from our portfolio. As rates have risen during 2000, we experienced a decrease in prepayments on mortgage-backed securities over the level experienced in 1999 and 1998. We classify all mortgage-backed securities as available for sale. The following table sets forth the fair market value of mortgage-backed securities portfolio at the dates indicated.

                                                                     AT DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
FannieMae pass-through certificates........................  $ 74,412    $112,675    $ 61,705
GNMA pass-through certificates.............................    27,249      29,526       5,870
FreddieMac participation certificates......................     2,948       6,609      13,149
BPA Commercial Capital L.L.C. mortgage-backed security.....    77,162      92,492     100,995
FreddieMac Collateralized Mortgage Obligation..............     8,192       8,518       8,494
FannieMae Collateralized Mortgage Obligation...............     5,666       5,703       7,868
Other......................................................       200         204         214
                                                             --------    --------    --------
     Total.................................................  $195,829    $255,727    $198,295
                                                             ========    ========    ========

     The following table sets forth the final maturities and approximate weighted average yields of mortgage-backed securities at December 31, 2000.

                                                                     DUE IN
                                                -------------------------------------------------
                                                ONE YEAR TO     FIVE TO       OVER
                                                FIVE YEARS     TEN YEARS    TEN YEARS     TOTAL
                                                -----------    ---------    ---------    --------
                                                             (DOLLARS IN THOUSANDS)
FannieMae pass-through certificates...........                  $71,627     $  2,785     $ 74,412
GNMA pass-through certificates................    $    25            --       27,224       27,249
FreddieMac participation certificates.........         --            --        2,948        2,948
BPA Commercial Capital L.L.C. Mortgage-backed
  security....................................         --            --       77,162       77,162
FreddieMac Collateralized Mortgage
  Obligation..................................         --            --        8,192        8,192
FannieMae Collateralized Mortgage
  Obligation..................................         --            --        5,666        5,666
Other.........................................         --            --          200          200
                                                  -------       -------     --------     --------
     Total mortgage-backed securities.........    $    25       $71,627     $124,177     $195,829
                                                  =======       =======     ========     ========
Weighted average yield........................       6.50%         6.93%        7.37%        7.21%

     The actual timing of the payment of principal on mortgage-backed securities is dependent on principal payments on the underlying loans which may or may not carry prepayment penalties for the borrowers. Therefore, the table above is not necessarily representative of actual or expected cash flows from these securities.

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

     From time to time, we have accepted certificates of deposit through brokers or from out-of-state individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At December 31, 2000, these individuals and entities held approximately $118.9 million of certificates of deposits, or 10.4% of total deposits.

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

                                                                    DECEMBER 31,
                                -------------------------------------------------------------------------------------
                                           2000                          1999                         1998
                                ---------------------------   ---------------------------   -------------------------
                                             PERCENT                       PERCENT                     PERCENT
                                 AVERAGE       OF      RATE    AVERAGE       OF      RATE   AVERAGE      OF      RATE
                                  AMOUNT      TOTAL    PAID     AMOUNT      TOTAL    PAID    AMOUNT     TOTAL    PAID
                                ----------   -------   ----   ----------   -------   ----   --------   -------   ----
                                                               (DOLLARS IN THOUSANDS)
Noninterest-bearing
  deposits....................  $   71,714      6.3%          $   64,633      5.6%          $ 51,385      6.1%
Interest bearing deposits:
  Interest-Bearing Checking
    Accounts..................      99,142      8.7    4.15%      54,538      4.7    2.66%    45,980      5.5    2.75%
  Passbook Savings and
    Statement Savings.........     146,635     12.9    3.82      215,265     18.8    4.21    184,907     21.9    4.54
  Certificates of Deposit.....     818,062     72.1    6.11      815,448     70.9    5.50    560,010     66.5    5.87
                                ----------    -----           ----------    -----           --------    -----
    Total interest-bearing
      deposits................   1,063,839     93.7    5.60    1,085,251     94.4    5.09    790,897     93.9    5.38
                                ----------    -----           ----------    -----           --------    -----
    Total average deposits....  $1,135,553    100.0%          $1,149,884    100.0%          $842,282    100.0%
                                ==========    =====           ==========    =====           ========    =====

     Deposits increased 0.8% to $1.1 billion at December 31, 2000 from a year earlier. The increase was primarily due to increased noninterest bearing checking accounts, interest bearing checking accounts, and certificates of deposit.

     The following table shows rate and maturity information for certificates of deposit as of December 31, 2000.

                                                                                               PERCENT
                                                                                                 OF
                                2.00-4.99%   5.00-5.99%   6.00-6.99%   7.00-8.99%    TOTAL      TOTAL
                                ----------   ----------   ----------   ----------   --------   -------
                                                        (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS MATURING
  IN QUARTER ENDING:
March 31, 2001................   $15,634      $ 43,240     $139,918     $  8,311    $207,103     25.3%
June 30, 2001.................       118        22,721      116,101       33,000     171,940     21.0
September 30, 2001............        20        18,835      141,543       35,685     196,082     23.9
December 31, 2001.............        --         7,233       72,154       16,970      96,357     11.8
March 31, 2002................        12         1,097       38,643       14,532      54,284      6.6
June 30, 2002.................        --           529        9,774        3,196      13,500      1.6
September 30, 2002............        --         1,088       13,636        6,915      21,639      2.6
December 31, 2002.............        --         1,432        9,838        3,169      14,439      1.8
March 31, 2003................        --           617        6,141        3,236       9,994      1.2
June 30, 2003.................        --           550        9,766          972      11,288      1.4
September 30, 2003............        --         1,432        2,036           15       3,484      0.4
December 31, 2003.............        --         1,438          197           --       1,636      0.2
Thereafter....................        --         5,410       10,475        1,456      17,341      2.1
                                 -------      --------     --------     --------    --------    -----
     Total....................   $15,784      $105,622     $570,222     $127,457    $819,087    100.0%
                                 =======      ========     ========     ========    ========    =====
Percent of total..............       1.9%         12.9%        69.6%        15.6%

     The following table shows the remaining maturity for time deposits of $100,000 or more as of December 31, 2000.

                                                                  DECEMBER 31, 2000
                                                                ----------------------
                                                                (DOLLARS IN THOUSANDS)
Three months or less........................................           $ 51,072
Over three through six months...............................             44,585
Over six through twelve months..............................            104,234
Over twelve months..........................................             35,541
                                                                       --------
     Total..................................................           $235,432
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

     Line of Credit. We have a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12.0 million. The balance at December 31, 2000 was $6.0 million. The line matures annually on May
30. During the second quarter, 2000, by mutual agreement, the line was extended to May 31, 2001. The interest rate on the line is tied to LIBOR or prime at our option. As collateral for the loan, our largest shareholder, Robert Kaye, has agreed to pledge a portion of his shares of Common Stock of Metropolitan in an amount at least equal in value to 200% of any outstanding balance.

     Commercial bank repurchase agreement. In November, 1999, the Bank entered into a repurchase agreement involving a transaction which allowed a line of credit for use by the Bank. The balance on this line at December 31, 1999 was $55 million. During the third quarter 2000, the balance was paid-off and the line of credit terminated.

     Federal Home Loan Bank Advances. The Federal Home Loan Bank makes funds available for housing finance to eligible financial institutions like the Bank. We collateralize advances by any combination of the following assets: one- to four-family first mortgage loans, multifamily loans, home equity loans, commercial loans, investment securities, mortgage-backed securities, and Federal Home Loan Bank stock. The aggregate balance of assets pledged as collateral for Federal Home Loan Bank advances at December 31, 2000 was $578 million.

     Repurchase Agreements. From time to time, the Bank borrows funds by using its investment or mortgage-backed securities to issue repurchase agreements. The aggregate balance of mortgage-backed securities pledged as collateral for repurchase agreements at December 31, 2000 was $45 million.

     The following table shows the maximum month-end balance, the average balance, and the ending balance of borrowings during the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
MAXIMUM MONTH-END BALANCE:
Federal Home Loan Bank advances............................  $365,094    $205,352    $119,000
1993 subordinated notes....................................        --          --       4,874
1995 subordinated notes....................................    14,000      14,000      14,000
Commercial bank repurchase agreement.......................    50,000      55,000          --
Commercial bank line of credit.............................     7,000      12,000       8,000
Repurchase agreements......................................    80,166      88,380      97,983

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
AVERAGE BALANCE:
Federal Home Loan Bank advances............................  $290,369    $140,001    $ 65,714
1993 subordinated notes....................................        --          --       1,999
1995 subordinated notes....................................    14,000      14,000      14,000
Commercial bank repurchase agreement.......................    25,250       7,708          --
Commercial bank line of credit.............................     6,083       7,891       2,147
Repurchase agreements......................................    70,595      81,507      70,368
ENDING BALANCE:
Federal Home Loan Bank advances............................  $365,094    $205,352    $111,236
1993 subordinated notes....................................        --          --          --
1995 subordinated notes....................................    13,985      14,000      14,000
Commercial bank repurchase agreement.......................        --      55,000          --
Commercial bank line of credit.............................     6,000       6,000       8,000
Repurchase agreements......................................    41,000      80,044      82,250

     The following table provides the interest rates which includes amortization of issuance costs of borrowings during the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000     1999      1998
                                                              -----    -----    ------
WEIGHTED AVERAGE INTEREST RATE:
Federal Home Loan Bank advances.............................  6.15%    5.60%     5.68%
1993 subordinated notes.....................................    --       --     10.47
1995 subordinated notes.....................................  9.63     9.63      9.63
Commercial bank repurchase agreement........................  8.25     7.34        --
Commercial bank line of credit..............................  8.80     7.96      8.49
Repurchase agreements.......................................  6.06     5.60      5.66

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

     Trust Preferred securities were issued in 1998 and 1999 through two wholly-owned subsidiaries of Metropolitan Financial Corp. The Corporation used the net proceeds from the sale of the securities to repay outstanding debt and contribute capital to the Bank.

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

EMPLOYEES

     At December 31, 2000, we had a total of 470 employees, including part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

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

     At December 31, 2000, the Bank complied with each of the tangible capital, the core capital, and the risk-based capital requirements. The following table presents the Bank's regulatory capital position at December 31, 2000.

                                                                              PERCENT
                                                                             OF ASSETS
                                                                             AS DEFINED
                                                                              FOR EACH
                                                                 AMOUNT     CAPITAL TEST
                                                                --------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Tangible capital............................................    $106,608        6.31%
Tangible capital requirement................................      25,343        1.50
                                                                --------        ----
Excess......................................................    $ 81,265        4.81%
                                                                ========        ====
Core capital................................................    $106,625        6.31%
Core capital requirement....................................      67,591        4.00
                                                                --------        ----
Excess......................................................    $ 39,034        2.31%
                                                                ========        ====
Risk-based capital..........................................    $118,077        9.35%
Risk-based capital requirement..............................     101,028        8.00
                                                                --------        ----
Excess......................................................    $ 17,049        1.35%
                                                                ========        ====

     The Bank is also subject to the capital adequacy requirements under the Federal Deposit Insurance Corporation Investment Act of 1991. The additional capital adequacy ratio imposed under Federal Deposit Insurance Corporation Investment Act is the Tier 1 capital to risk adjusted assets ratio. This ratio must be at least 6.0% for a "well capitalized" institution. At December 31, 2000, the Tier 1 risk-based capital ratio of the Bank was 8.45%.

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

     The Gramm-Leach Bliley Act, or Financial Services Modernization Act, became law in November of 1999. This law includes significant changes in the way financial institutions are regulated and types of financial business they may engage in. Among other things the law provides for:

     - facilitation of affiliations among banks, securities firms, and insurance companies;

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

     Liquidity. Federal regulations currently require savings associations to maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4% of the ending or average daily balance of deposit accounts with maturities less than a year and short-term borrowings with maturities less than a year. Liquid assets include cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations. From time to time, the Office of Thrift Supervision may change this liquidity requirement to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings associations. The Office of Thrift Supervision may impose monetary penalties for failure to meet liquidity ratio requirements. At December 31, 2000, the liquidity ratio of the Bank was 5.52%.

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

     A savings association's failure to remain a Qualified Thrift Lender may result in: a) limitations on new investments and activities; b) imposition of branching restrictions; c) loss of Federal Home Loan Bank borrowing privileges; and d) limitations on the payment of dividends. The qualified thrift investments of the Bank were in excess of 67.62% of its portfolio assets as of December 31, 2000.

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

ITEM 2. PROPERTIES

     Our executive office is located at 22901 Mill Creek Blvd., Highland Hills, Ohio 44122. We operate twenty-three retail sales offices. We lease seven of these locations under long-term lease agreements with various parties. We own the other sixteen retail sales offices, located in Aurora, Beachwood, Brunswick, Cleveland, Cleveland Heights, Euclid, Hudson, Macedonia, Mayfield Heights, Medina, Montrose, Pepper Pike, Stow, Twinsburg, Willoughby Hills, and Willoughby, Ohio. Our executive office and a majority of our retail sales offices include space beyond what is required for the conduct of our business. That space is rented to nonaffiliated entities under long term leases. In 2001, we will be opening sales offices in Solon and Strongsville, Ohio. In addition, we have purchased land in Auburn, Avon, Brecksville, and Broadview Heights, Ohio and we plan to use these sites for future full service retail offices. The Bank currently leases office space for its residential and construction loan production offices in Akron, Canton, Cincinnati, Columbus, Dayton, Massillon, North Olmsted and Toledo, Ohio. We also have a commercial real estate loan origination office in Pittsburgh, Pennsylvania.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     (Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The executive officers of the Corporation as of March 1, 2001, unless otherwise indicated, were as follows:

                      POSITIONS HELD WITH METROPOLITAN
       NAME                     AND THE BANK                         BUSINESS EXPERIENCE
       ----           --------------------------------               -------------------
Robert M. Kaye      Chairman and Chief Executive Officer,  Mr. Kaye has served as Chairman and
  Age 64            and a Director of Metropolitan         Chief Executive Officer of Metropolitan
                    Chairman and Chief Executive Officer,  and the Bank since 1987. He has also
                    and a Director of the Bank             served as President of Planned
                                                           Residential Communities, Inc. since
                                                           1960. Planned Residential Communities,
                                                           Inc. is actively engaged in every aspect
                                                           of multifamily housing from new
                                                           construction and rehabilitation to
                                                           acquisition and management. Mr. Kaye
                                                           serves as a member of the Board of
                                                           Directors of Community Bank of New
                                                           Jersey. He is a member of the Board of
                                                           Directors of Neighborhood Progress Inc.
                                                           and Chairman of the Board of New Village
                                                           Corp. He has also been a member of the
                                                           Corporate Council of the Cleveland
                                                           Museum of Art since its inception in
                                                           1993 and has been a member of the Board
                                                           of Trustees of the College of New Jersey
                                                           since 1980 and of The Peddie School
                                                           since 1988.

                      POSITIONS HELD WITH METROPOLITAN
       NAME                     AND THE BANK                         BUSINESS EXPERIENCE
       ----           --------------------------------               -------------------
Kenneth T. Koehler  President and Director of              Mr. Koehler joined Metropolitan in
  Age 55            Metropolitan                           January 1999 as Executive Vice
                                                           President. He has served as President
                    President, Director, and Chief         and Chief Operating Officer since
                    Operating Officer of the Bank          October 1999. Previously, Mr. Koehler
                                                           served as President and Chief Executive
                                                           Officer of United Heritage Bank, Edison,
                                                           NJ, a community Bank (1998-1999); and
                                                           President and Chief Executive Officer of
                                                           Golden City Commercial Bank, New York,
                                                           NY, a community bank (1994-1998). He has
                                                           also served as a director of Cumberland
                                                           Farms/Gulf Oil Company, and as a trustee
                                                           of Providence Performing Arts
                                                           Association and Catholic Charities
                                                           Annual Appeal, Diocese of RI. He is a
                                                           trustee of the Great Lakes Theater
                                                           Company and Catholic Charities Corp.
Malvin E. Bank      Director, Vice Chairman, Secretary     Mr. Bank has been the Secretary,
  Age 70            and Assistant Treasurer of             Assistant Treasurer and a Director of
                    Metropolitan                           Metropolitan and Secretary and Director
                                                           of the Bank for more than five years and
                    Director, Vice Chairman, and           Vice Chairman for one year. Mr. Bank is
                    Secretary of the Bank                  General Counsel of the Cleveland
                                                           Foundation, a community foundation. Mr.
                                                           Bank also serves as a Director of
                                                           Oglebay Norton Company. Mr. Bank also
                                                           serves as a Trustee of Case Western
                                                           Reserve University, The Holden
                                                           Arboretum, Chagrin River Land
                                                           Conservancy, Cleveland Center for
                                                           Research in Child Development, Hanna
                                                           Perkins School, and numerous other civic
                                                           and charitable organizations and
                                                           foundations.
David P. Miller     Director, Treasurer and Assistant      Mr. Miller has served as a Director of
  Age 68            Secretary of Metropolitan              Metropolitan and the Bank since 1992.
                                                           Mr. Miller has also held the positions
                    Director of the Bank                   of Treasurer and Assistant Secretary of
                                                           Metropolitan. Since 1986, Mr. Miller has
                                                           been the President and Chief Executive
                                                           Officer of Columbia National Group,
                                                           Inc., a Cleveland-based scrap and waste
                                                           materials wholesaler and steel
                                                           manufacturer. He is currently a
                                                           commissioner of the Ohio Lottery.
Donald F. Smith     Chief Financial Officer of             Mr. Smith became Executive Vice
  Age 52            Metropolitan                           President and Chief Financial Officer of
                    Executive Vice President and Chief     the Bank on January 1, 2000. Mr. Smith
                    Financial Officer of the Bank          was previously Senior Vice President and
                                                           Chief Financial Officer of Steris
                                                           Corporation (1999) and a Partner in the
                                                           accounting firm of Ernst & Young LLP and
                                                           its predecessor from 1984 to 1999. Mr.
                                                           Smith is on the Board of Directors of
                                                           Junior Achievement of Greater Cleveland
                                                           and Lake County YMCA.

                      POSITIONS HELD WITH METROPOLITAN
       NAME                     AND THE BANK                         BUSINESS EXPERIENCE
       ----           --------------------------------               -------------------
Leonard Kichler     Executive Vice President of the Bank   Mr. Kichler became Executive Vice
  Age 43                                                   President- Relationship Banking in July,
                                                           2000. Mr. Kichler was previously Senior
                                                           Vice President and Director of National
                                                           City Bank.
All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Metropolitan's common stock, no par value, the only outstanding class of equity securities of Metropolitan, is traded on the Nasdaq National Market System. There are 20,000,000 shares of common stock authorized and 8,099,852 shares issued and outstanding. The first day of trading in the Corporation's common stock was October 29, 1996. Detailed in the following table is the quarterly high and low price for the Corporation's common stock during 2000 and 1999:

                                                               HIGH      LOW
                                                              ------    -----
First quarter 1999..........................................  $11.50    $8.38
Second quarter 1999.........................................    9.25     7.00
Third quarter 1999..........................................    7.88     6.13
Fourth quarter 1999.........................................    7.00     4.50
First quarter 2000..........................................    4.69     3.06
Second quarter 2000.........................................    4.94     3.88
Third quarter 2000..........................................    5.25     3.38
Fourth quarter 2000.........................................    4.13     2.38

     Metropolitan paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. The Indenture dated as of December 1, 1995 covering the 1995 Subordinated Notes and the Commercial Bank Line of Credit Agreement prohibit the Corporation from paying a dividend or other distribution on its equity securities unless the Corporation's ratio of tangible equity to total assets exceeds 7%.

     At March 9, 2001, there were approximately 1,350 record holders of common stock. Robert M. Kaye, previously the sole shareholder, controlled 6,060,387 shares or 74.8% of the amount outstanding on this date.

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE YEAR SUMMARY OF SELECTED DATA

                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------
                                    2000          1999          1998         1997      1996(1)
                                 ----------    ----------    ----------    --------    --------
                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets...................  $1,695,279    $1,608,119    $1,363,434    $924,985    $769,076
Loans receivable, net..........   1,235,441     1,183,954     1,018,271     693,655     637,493
Loans held for sale............      51,382         6,718        15,017      14,230       8,973
Mortgage-backed securities.....     195,829       255,727       198,295     143,167      56,672
Securities.....................      54,786        51,708        35,660       6,446      13,173
Intangible assets..............       2,602         2,461         2,724       2,987       3,239
Loan servicing rights..........      20,597        10,374        13,412       9,224       8,051
Deposits.......................   1,146,267     1,136,630     1,051,357     737,782     622,105
Borrowings.....................     426,079       360,396       215,486     135,870     101,874
Preferred securities(2)........      43,750        43,750        27,750          --          --
Shareholders' equity...........      49,459        44,868        42,644      36,661      30,244

SELECTED OPERATIONS DATA:
Total interest income..........  $  127,787    $  111,921    $   85,728    $ 69,346    $ 54,452
Total interest expense.........      88,673        73,644        53,784      41,703      33,116
                                 ----------    ----------    ----------    --------    --------
  Net interest income..........      39,114        38,277        31,944      27,643      21,336
Provision for loan losses......       6,350         6,310         2,650       2,340       1,636
                                 ----------    ----------    ----------    --------    --------
  Net interest income after
     provision for loan
     losses....................      32,764        31,967        29,294      25,303      19,700
Loan servicing income, net.....       1,148         1,358           788       1,293       1,204
Net gain on sale of loans and
  securities...................       3,573         1,781         3,523         580         336
Other noninterest income.......       4,834         4,016         3,006       2,268       2,233
Noninterest expense............      40,160        32,591        25,523      20,149      20,839
                                 ----------    ----------    ----------    --------    --------
  Income before income taxes
     and extraordinary item....       2,159         6,531        11,088       9,295       2,634
Income tax expense.............        (662)       (2,020)       (4,049)     (3,492)     (1,095)
Extraordinary item(3)..........          --            --          (245)         --          --
                                 ----------    ----------    ----------    --------    --------
Net income.....................  $    1,497    $    4,511    $    6,794    $  5,803    $  1,539
                                 ==========    ==========    ==========    ========    ========

---------------

(1) Noninterest expense for 1996 includes a $2.9 million pre-tax or $1.9 million net of tax one-time assessment to recapitalize the Savings Association Insurance Fund.

(2) Consists of 9.50% preferred securities sold during the second quarter of 1999 by Metropolitan Capital Trust II and 8.60% preferred securities sold during the second quarter of 1998 by Metropolitan Capital Trust I.

(3) The extraordinary item represents expenses associated with the early retirement of the outstanding 10% subordinated notes.

                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------
                                        2000           1999           1998           1997         1996(1)
                                     ----------     ----------     ----------     ----------     ----------
PER SHARE DATA, RESTATED FOR STOCK
  SPLITS:
Basic net income per share........   $     0.19     $     0.57     $     0.88     $     0.75     $     0.22
Diluted net income per share......         0.19           0.57           0.87           0.75           0.22
Book value per share..............         6.11           5.56           5.50           4.73           3.90
Tangible book value per share.....         5.79           5.26           5.15           4.34           3.48

PERFORMANCE RATIOS:
Return on average assets..........         0.09%          0.30%          0.64%          0.69%          0.23%
Return on average equity..........         3.30          10.09          17.16          17.58           5.75
Interest rate spread..............         2.31           2.52           2.90           3.20           3.07
Net interest margin...............         2.56           2.73           3.16           3.48           3.34
Average interest-earning assets to
  average interest-bearing
  liabilities.....................       103.09         103.73         104.96         105.30         105.39
Noninterest expense to average
  assets..........................         2.45           2.17           2.39           2.40           3.08
Efficiency ratio(2)...............        83.21          71.05          64.45          62.75          82.57

ASSET QUALITY RATIOS:(3)
Nonperforming loans to total
  loans...........................         1.15%          0.79%          1.23%          0.44%          0.80%
Nonperforming assets to total
  assets..........................         1.12           0.91           1.34           0.56           0.70
Allowance for losses on loans to
  total loans.....................         1.07           0.92           0.66           0.79           0.64
Allowance for losses on loans to
  nonperforming total loans.......        94.65         117.52          54.44         178.60          80.38
Net charge-offs to average
  loans...........................         0.27           0.19           0.16           0.13           0.04

CAPITAL RATIOS:
Shareholders' equity to total
  assets..........................         2.92%          2.79%          3.13%          3.96%          3.93%
Average shareholders' equity to
  average assets..................         2.77           2.97           3.70           3.94           3.96
Tier 1 capital to total
  assets(4).......................         6.31           6.57           6.27           5.47           5.58
Tier 1 capital to risk-weighted
  assets(4).......................         8.45           8.58           7.85           7.75           7.87

OTHER DATA:
Loans serviced for others
  (000's).........................   $1,937,499     $1,653,065     $1,496,347     $1,190,185     $1,102,514
Number of full service offices....           23             20             17             15             14
Number of loan production
  offices.........................           10              8              5              4              5

---------------

(1) Noninterest expense for 1996 includes a $2.9 million pre-tax or $1.9 million net of tax one-time assessment to recapitalize the Savings Association Insurance Fund. All per share data and performance ratios include the effect of this assessment.

(2) Equals noninterest expense less amortization of intangible assets divided by net interest income plus noninterest income (excluding gains or losses on securities transactions).

(3) Ratios are calculated on end of period balances except net charge-offs to average loans.

(4) Ratios are for the Bank only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The reported results of Metropolitan Financial Corp. ("Metropolitan," the "Corporation," "we," "our," or "us") primarily reflect the operations of Metropolitan Bank and Trust Company (the "Bank"). Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, service charges on deposit accounts, and gains or losses on the sale of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net Income. Net income decreased 66.8% from net income of 1999. Net income for 2000 was $1.5 million, or $0.19 per common share, and net income for 1999 was $4.5 million, or $0.57 per common share. This decrease in net income from 1999 was due primarily to a decrease in our interest rate spread due to rising interest rates during 2000 and higher operational costs due to growth in the retail sales office system, the relocation of the corporate headquarters, and investments in technology.

     Total assets grew to $1.7 billion at December 31, 2000 from $1.6 billion at December 31, 1999. Compared to 1999 and prior years, asset growth slowed in 2000 due to the rising interest rate environment. We expect limited asset growth to continue in the near future until we improve our capital ratios to well capitalized levels.

     Interest Income. Total interest income increased 14.2% to $127.8 million for 2000 from $111.9 million for 1999. This increase was due to a 8.9% increase in the average balance of interest-earning assets and an increase in the weighted average yield on interest earning assets, particularly loans.

     Interest Expense. Total interest expense increased 20.4% to $88.7 million for 2000 from $73.6 million for 1999. Interest expense increased primarily because the average balance of interest-bearing liabilities increased 9.6% from the prior year and an increased cost of funds. We increased our average balance of interest-bearing liabilities in order to fund our growth of interest-earning assets. The average balance of borrowings increased 58.6% from the previous year. Due to an increase in market rates paid to deposit customers and the increased use of borrowings, the cost of funds increased to 5.95% in 2000 from 5.37% in 1999.

     Net Interest Margin. Net interest margin refers to net interest income divided by total interest-earning assets. Our net interest margin declined 17 basis points to 2.56% for 2000 from 2.73% for 1999. Net interest margin declined because asset yields did not increase in proportion to liability costs while average interest-earning assets as a percent of average interest-bearing liabilities remained relatively constant. The yield on interest-earning assets increased due primarily to the higher yield on loans. This increase in the yield on interest-earning assets was more than offset by an increased cost of funds.

     Average Balances and Yields. The following table presents the total dollar amount of interest income from average interest-earning assets and the resulting rates, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Nonaccrual loans are included in average loan balances. The average balance of mortgage-backed securities and securities are presented at historical cost.

                                                      YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------
                                             2000                                 1999
                               ---------------------------------    ---------------------------------
                                AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                                BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE
                               ----------    --------    -------    ----------    --------    -------
                                                           (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable............   $1,257,530    $107,504     8.55%     $1,160,771    $ 93,961     8.09%
Mortgage-backed
  securities................      221,645      15,353     6.93         198,404      13,814     6.96
Other.......................       72,846       4,930     7.33          66,136       4,146     7.13
                               ----------    --------               ----------    --------
    Total interest-earning
      assets................    1,552,021     127,787     8.26       1,425,311     111,921     7.89
                                             --------                             --------
Nonearning assets...........       90,200                               78,162
                               ----------                           ----------
        Total assets........   $1,642,221                           $1,503,473
                               ==========                           ==========
INTEREST-BEARING
  LIABILITIES:
Deposits....................   $1,063,839    $ 59,565     5.60%     $1,085,251    $ 55,289     5.09%
Borrowings..................      397,979      26,071     6.55         250,958      15,079     6.01
Junior subordinated
  debentures................       43,750       3,993     9.13          37,858       3,418     9.03
                               ----------    --------               ----------    --------
    Total interest-bearing
      liabilities...........    1,505,568      89,629     5.95       1,374,067      73,786     5.37
                                             --------     ----                    --------     ----
Noninterest-bearing
  liabilities...............       91,221                               84,686
Shareholders' equity........       45,432                               44,720
                               ----------                           ----------
    Total liabilities and
      shareholders'
      equity................   $1,642,221                           $1,503,473
                               ==========                           ==========
Net interest income before
  capitalized interest and
  interest rate spread......                   38,158     2.31%                     38,135     2.52%
                                             --------     ====                    --------     ====
Net interest margin.........                              2.56%                                2.73%
Interest expense
  capitalized...............                      956                                  142
                                             --------                             --------
Net interest income.........                 $ 39,114                             $ 38,277
                                             ========                             ========
Average interest-earning
  assets to average interest
  bearing liabilities.......       103.09%                              103.73%

                                   YEAR ENDED DECEMBER 31,
                              ---------------------------------
                                            1998
                              ---------------------------------
                               AVERAGE                  AVERAGE
                               BALANCE      INTEREST     RATE
                              ----------    --------    -------
                                       (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable............  $  848,931    $74,059      8.72%
Mortgage-backed
  securities................     119,152      8,895      7.47
Other.......................      43,423      2,774      6.39
                              ----------    -------
    Total interest-earning
      assets................   1,011,506     85,728      8.48
                                            -------
Nonearning assets...........      57,804
                              ----------
        Total assets........  $1,069,310
                              ==========
INTEREST-BEARING
  LIABILITIES:
Deposits....................  $  790,897    $42,537      5.38%
Borrowings..................     154,228      9,614      6.23
Junior subordinated
  debentures................      18,577      1,633      8.79
                              ----------    -------
    Total interest-bearing
      liabilities...........     963,702     53,784      5.58
                                            -------      ----
Noninterest-bearing
  liabilities...............      66,009
Shareholders' equity........      39,599
                              ----------
    Total liabilities and
      shareholders'
      equity................  $1,069,310
                              ==========
Net interest income before
  capitalized interest and
  interest rate spread......                 31,944      2.90%
                                            -------      ====
Net interest margin.........                             3.16%
Interest expense
  capitalized...............                     --
                                            -------
Net interest income.........                $31,944
                                            =======
Average interest-earning
  assets to average interest
  bearing liabilities.......      104.96%

     Rate and Volume Variances. Changes in the level of interest-earning assets and interest-bearing liabilities (known as changes due to volume) and changes in yields earned on assets and rates paid on liabilities (known as changes due to rate) affect net interest income. The following table provides a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Changes attributable to the combined impact of volume and rate have been allocated proportionately to change due to volume and change due to rate.

                                                      YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------
                                      2000 VS. 1999                             1999 VS. 1998
                                   INCREASE (DECREASE)                       INCREASE (DECREASE)
                          --------------------------------------   ---------------------------------------
                                          CHANGE          CHANGE                   CHANGE          CHANGE
                           TOTAL          DUE TO          DUE TO    TOTAL          DUE TO          DUE TO
                          CHANGE          VOLUME           RATE    CHANGE          VOLUME           RATE
                          -------   -------------------   ------   -------   -------------------   -------
                                                           (IN THOUSANDS)
INTEREST INCOME ON:
Loans receivable........  $13,543         $ 8,095         $5,448   $19,902         $24,763         $(4,861)
Mortgage-backed
  securities............    1,539           1,609            (70)    4,919           5,473            (554)
Other...................      784             616            168     1,372           1,423             (51)
                          -------         -------         ------   -------         -------         -------
     Total interest
       income...........   15,866         $10,320         $5,546    26,193         $31,659         $(5,466)
                          -------         =======         ======   -------         =======         =======
INTEREST EXPENSE ON:
Deposits................  $ 4,276         $(1,064)        $5,340   $12,752         $14,858         $(2,106)
Borrowings..............   10,992           9,524          1,468     5,465           5,799            (334)
Junior Subordinated
  Debentures............      575             562             13     1,785           1,738              47
                          -------         -------         ------   -------         -------         -------
     Total interest
       expense..........   15,843         $ 9,022         $6,821    20,002         $22,395         $(2,393)
                          -------         =======         ======   -------         =======         =======
     Interest expense
       capitalized......      814                                      142
                          -------                                  -------
     Increase in net
       interest
       income...........  $   837                                  $ 6,333
                          =======                                  =======

     Provision for Loan Losses. Our provision for loan losses increased $40 thousand to $6.4 million in 2000 from $6.3 million in 1999. Management increased the provision due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increases its amount of loans, and not as a response to any material change in the level of nonperforming loans. Total loans, including loans held for sale, increased 8.1% to $1.3 billion at December 31, 2000 from $1.2 billion at the same date a year earlier. The allowance for losses on loans at December 31, 2000 was $14.0 million, or 1.07% of total loans, compared to $11.0 million, or 0.92% of total loans, at the same date in 1999. Management bases its estimate of the adequacy of the allowance for losses on loans on an analysis of various factors. These factors include historical loan loss experience, the status of impaired loans, economic conditions affecting real estate markets and regulatory considerations.

     Noninterest Income. Total noninterest income increased 33.5% to $9.6 million in 2000 from $7.2 million in 1999. This increase occurred primarily because of the increase in our gain on sale of loans and gain on sale of securities.

     Net gain on sale of loans increased to $2.8 million in 2000 compared to $1.9 million in 1999. The primary reason for the increase in 2000 was the stabilization of interest rates, particularly in the second half of the year in 2000 compared to 1999. In addition, we added four loan origination offices which added to the volume of loans available for sale. The proceeds of residential loan sales in 2000 was $120.3 million compared to $126.4 million in 1999.

     Net loan servicing income decreased to $1.1 million in 2000 from $1.4 million in 1999. The portfolio of loans serviced increased to $1.9 billion at December 31, 2000 compared to $1.7 billion at December 31, 1999. Purchases of loan servicing rights and origination of loan servicing, including the securitization of our loans, were offset by payoffs and greater amortization of existing loans serviced. In 1999, we sold servicing rights for approximately $400 million of loans in the fourth quarter, and recognized a gain of $762 thousand. We remain committed to servicing loans for others.

     Service charges on deposit accounts increased 14.8% to $1.5 million in 2000 from $1.3 million in 1999. The primary reasons for the increase were the overall growth in the number of checking accounts and increases in deposit fees in 2000.

     During 2000, we sold $35.4 million of mortgage-backed securities available for sale for a net gain of $724 thousand. We purchase or sell securities and mortgage-backed securities for a variety of reasons. These reasons include the management of liquidity, interest rate risk, capital levels, collateral levels for borrowings, and to take advantage of favorable market conditions. We do not currently hold any securities for trading purposes. Gains or losses from the sale of securities are incidental to the sale of those securities for the reasons listed above.

     Other operating income increased 87.8% to $3.3 million in 2000 from $1.8 million in 1999. This increase was primarily the result of a 1999 writedown of $800 thousand of the Bank's investment in a limited partnership which services residential real estate loans due to a permanent decline in the value of the investment. The increase was also due to increased fee income from the increased level of business and increased rental income during 2000.

     Noninterest Expense. Total noninterest expense increased 23.5% to $40.2 million in 2000 from $32.6 million in 1999. This increase in expenses resulted primarily from increased staffing requirements due to greater business volume and greater occupancy expenses.

     Personnel related expenses increased 22.0% to $21.2 million in 2000 from $17.4 million in 1999. These increases were a result of increased staffing levels to support new retail sales offices, new mortgage origination offices, and increased business levels.

     Occupancy and equipment expense increased 18.8% to $5.8 million in 2000 from $4.9 million in 1999. This increase was generally the result of opening three retail sales offices and two additional mortgage origination offices opened in 2000 along with $200,000 spent on our move to our new corporate headquarters. Presently, we plan to open two additional retail sales offices by the end of 2001.

     Federal deposit insurance premiums increased 45.2% to $1.4 million in 2000 compared to $943 thousand in 1999. The reason for the increase was the increase in the Bank's premium rate charged by the Federal Deposit Insurance Corp.

     Marketing expense increased 66.1% to $1.2 million for 2000 from $722 thousand for 1999. This increase was the result of the promotion of brand awareness primarily through radio advertising in current and new markets and attracting new deposit customers.

     State franchise taxes increased 25.4% to $1.0 million for 2000 as compared to $799 thousand in 1999. The primary reason for the increase is the greater amount of capital at the Bank, which is the basis for the tax.

     Data processing expense increased 14.0% to $1.3 million for the year 2000 as compared to $1.2 million in 1999. This increase was the result of expenses incurred for electronic banking which is scheduled to begin in 2001 and overall increases in data processing costs related to a systems conversion which took place in September, 2000, and for additional retail sales offices and an increase in the number of customer accounts.

     Other operating expenses, which includes miscellaneous general and administrative costs such as loan servicing, business development, check processing and ATM expenses, increased 24.2% to $7.9 million for 2000 from $6.4 million for 1999. Generally, these increases were due to expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

     Provision for Income Taxes. The provision for income taxes decreased to $662 thousand in 2000 from $2.0 million in 1999 due to the decrease in income before taxes. The effective tax rate was 30.7% for 2000 and 30.9% for 1999.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Income. Net income for 1999 decreased 33.6% from net income for 1998. Net income for 1999 was $4.5 million, or $0.57 per common share, and net income for 1998 was $6.8 million, or $0.87 per common share. Net income for 1998 was reduced by an extraordinary expense of $245 thousand, net of tax, or $0.03 per common share. Net income before the extraordinary item was $7.0 million for 1998, or $0.91 per common share. This decrease in net income from 1998 to 1999 was due to a 138.1% increase in the provision for loan losses, declines in gain on sales of loans due to rising interest rates during 1999, and higher operational costs due to growth and expansion.

     Total assets grew 17.9% to $1.6 billion at December 31, 1999 from $1.4 billion at December 31, 1998. Compared to 1998 and prior years, asset growth slowed in 1999 due to the rising interest rate environment.

     Interest Income. Total interest income increased 30.6% to $111.9 million for 1999 from $85.7 million for 1998. This increase was due to a 40.9% increase in the average balance of interest-earning assets. The increase in interest income attributable to the increase in the average balance of interest-earning assets was partially offset by the decline in the weighted average yield on interest-earning assets, particularly loans receivable. This decline in weighted average yield was due primarily to nonresidential real estate loans added to the loan portfolio late in 1998 which remained in the portfolio during 1999 and loan securitizations which lowered the yield in 1999.

     Interest Expense. Total interest expense increased 36.9% to $73.6 million for 1999 from $53.8 million for 1998. Interest expense increased primarily because the average balance of interest-bearing liabilities increased in 1999 42.6% from 1998. We increased our average balance of interest-bearing liabilities in order to fund our growth of interest-earning assets. The average balance of interest-bearing deposits increased 37.2% from 1998 to 1999. The average balance of borrowings increased 62.7% in 1999 from 1998. Due to a decrease in market rates paid to deposit customers and the use of short-term borrowings, the cost of funds declined to 5.37% in 1999 from 5.58% in 1998. This decline in the cost of deposits and borrowings was partially offset by the increased cost of the additional Junior Subordinated Debentures issued in 1999.

     Net Interest Margin. The net interest margin declined 43 basis points to 2.73% for 1999 from 3.16% for 1998. Net interest margin declined because asset yields declined more than liability costs while average interest-earning assets as a percent of average interest-bearing liabilities did not change significantly between years. The yield on interest-earning assets decreased due to the declining yield on loans. This decline in the yield on interest-earning assets was partially offset by a decline in our cost of funds.

     Provision for Loan Losses. Our provision for loan losses increased $3.7 million to $6.3 million in 1999 from $2.7 million in 1998, an increase of 138.1%. Management increased the provision due to the ongoing analysis of the appropriate allowance for loan losses considering historical loan loss experience, the status of impaired loans, economic conditions affecting real estate markets and regulatory considerations. Nonperforming loans were $9.4 million at December 31, 1999, compared to $12.7 million at December 31, 1998. Total loans, including loans held for sale, increased 15.2% to $1.2 billion at December 31, 1999 from $1.0 billion at the same date a year earlier. The allowance for losses on loans at December 31, 1999 was $11.0 million, or 0.92% of total loans, compared to $6.9 million, or 0.66% of total loans, at the same date in 1998.

     Noninterest Income. Total noninterest income decreased 2.2% to $7.2 million in 1999 from $7.3 million in 1998. This decrease occurred primarily because of the decline in the gain on sale of loans which was offset by increased loan servicing income, including a gain on the sale of loan servicing, and increased service charges on deposit accounts.

     Net gain on sale of loans decreased to $1.9 million in 1999 as compared to $3.5 million in 1998. The primary reason for the decline in 1999 was the rise in long term interest rates experienced in 1999 as compared to 1998. The interest rate rise led to a decline in fixed rate loan origination and resulted in less loans to sell. The proceeds of residential loan sales in 1999 was $126.4 million as compared to $258.1 million in 1998.

     Net loan servicing income increased 72.3% to $1.4 million in 1999 from $788 thousand in 1998. This increase in net loan servicing fees was a result of the strategy to increase fee income. The portfolio of loans serviced increased to $1.7 billion at December 31, 1999 as compared to $1.5 billion at December 31, 1998. Purchases of loan servicing rights and origination of loan servicing, including the securitization of our loans, more than offset payoffs and amortization of existing loans serviced. In 1999, we sold servicing rights for approximately $400 million of loans in the fourth quarter, and recognized a gain of $762 thousand. In the fourth quarter of 1999, we acquired loan servicing rights to approximately $200 million of loans which were not included in the total loans serviced at December 31, 1999.

     Service charges on deposit accounts increased 45.7% to $1.3 million in 1999 from $906 thousand in 1998. The primary reasons for the increase were the overall growth in deposit accounts and increases in individual account charges in 1999.

     During 1999, we sold $31.3 million of mortgage-backed securities available for sale for a net loss of $71 thousand. Also, during 1999, we sold $1.3 million of securities available for sale in which no gain or loss was recorded.

     Loan option income was $168 thousand in 1999 compared to $388 thousand in 1998. During 1999, we did not purchase any loans for option transactions compared to $17.9 million in 1998. The loan option income recorded was for loans purchased in 1998 and sold in 1999.

     Other operating income increased 3.1% to $1.8 million in 1999 from $1.7 million in 1998. This increase was primarily due to increased fee income from the increased level of business and increased rental income. These increases were partially offset by a writedown of $800 thousand of the Bank's investment in a limited partnership which services residential real estate loans due to a permanent decline in the value of the investment.

     Noninterest Expense. Total noninterest expense increased 27.7% to $32.6 million in 1999 from $25.5 million in 1998. This increase in expenses resulted primarily from growth in assets and increased staffing requirements due to greater business volume.

     Personnel related expenses increased 27.4% to $17.4 million in 1999 from $13.7 million in 1998. These increases were a result of increased staffing levels to support expanded activities such as new retail sales offices and new mortgage origination offices.

     Occupancy and equipment expense increased 34.9% to $4.9 million in 1999 from $3.6 million in 1998. Generally, these expenses increased as a result of three additional retail sales offices and three mortgage origination offices opened during 1999. As part of the plan to expand mortgage banking operations, residential loan production offices were opened during 1999 in the Akron and Canton, Ohio areas and a residential loan construction office was opened in the Columbus, Ohio market. In addition, the construction of a new corporate headquarters in Highland Hills, Ohio we commenced during 1999.

     Federal deposit insurance premiums increased 37.1% to $943 thousand in 1999 as compared to $688 thousand in 1998. The reason for the increase was the overall increase in deposits, which is the basis for the premium amount.

     Marketing expense decreased 20.5% to $722 thousand for 1999 from $908 thousand for 1998. This reduction was the result of a decision to decrease advertising at a time when rates were higher and there was less loan activity taking place.

     State franchise taxes increased 28.3% to $799 thousand for 1999 as compared to $623 thousand in 1998. The primary reason for the increase was the greater amount of capital at the Bank, which is the basis for the tax.

     Data processing expense increased 139.3% to $1.2 million for the year 1999 as compared to $500 thousand in 1998. This increase was the result of expenses incurred for consulting services and Year 2000 testing and data processing costs related to the new retail sales and origination offices.

     Other operating expenses, which includes miscellaneous general and administrative costs such as loan servicing, business development, check processing and ATM expenses, increased 21.5% to $6.4 million for 1999 from $5.3 million for 1998. Generally, these increases were due to expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

     Provision for Income Taxes. The provision for income taxes decreased to $2.0 million in 1999 from $4.0 million in 1998 due to the decrease in income before taxes. The effective tax rate was 30.9% for 1999 and 36.5% for 1998. The effective tax rate in 1999 was lower due to an increase in the level of tax-exempt interest in 1999 as compared to 1998.

ASSET QUALITY

     Nonperforming Assets. Our goal is to maintain high quality loans in the loan portfolio through conservative lending policies and prudent underwriting. We undertake detailed reviews of the loan portfolio regularly to identify potential problem loans or trends early and to provide for adequate estimates of potential losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. We normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, we assess the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

     The table below provides the amounts and categories of our nonperforming assets as of the dates indicated. At December 31, 2000, all loans classified as impaired were also classified as nonperforming.

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                  2000      1999      1998      1997     1996
                                                 -------   -------   -------   ------   ------
                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans
  One-to-four family...........................  $   484   $ 1,183   $   512   $  792   $  950
  Multifamily..................................       --        --        --       --      871
  Commercial real estate.......................      468     1,696     6,123      198    2,032
  Construction and land........................    1,133        42     1,824       --       --
  Consumer.....................................    4,574     3,755     2,038    1,562      802
  Business.....................................    1,646     2,257     1,734      211      268
                                                 -------   -------   -------   ------   ------
     Total nonaccrual loans....................    8,305     8,933    12,231    2,763    4,923
Loans past due 90 days or more, still
  accruing.....................................    6,434       448       460      384      271
                                                 -------   -------   -------   ------   ------
     Total nonperforming loans.................   14,739     9,381    12,691    3,147    5,194
Real estate owned..............................    4,262     5,263     5,534    2,037      177
                                                 -------   -------   -------   ------   ------
     Total nonperforming assets................  $19,001   $14,644   $18,225   $5,184   $5,371
                                                 =======   =======   =======   ======   ======
Nonperforming loans to total loans.............     1.15%     0.79%     1.23%    0.44%    0.80%
Nonperforming assets to total assets...........     1.12%     0.91%     1.34%    0.56%    0.70%

     For the years ended December 31, 2000 and 1999, gross interest income which would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $625 thousand and $669 thousand, respectively. The amounts that were included in interest income on these loans were $148 thousand and $379 thousand for the years ended 2000 and 1999, respectively.

     While nonperforming loans increased $5.4 million to $14.7 million at December 31, 2000 compared to December 31, 1999, the increase was due to $6.4 million of business loans past due 90 days and still accruing. These loans were 90 days or more past maturity date but were current as to interest. Real estate owned decreased $1.0 million for the same period to $4.3 million at December 31, 2000 compared to a year earlier.

     Nonaccrual one- to four-family loans decreased $699 thousand due to the decline in the number of nonperforming loans in this category. Most of the nonperforming loans in this category are individual loans with outstanding balances less than $200 thousand.

     Nonaccrual commercial real estate loans decreased $1.2 million due to decline in the number and size of loans in this category and related transfers to real estate owned during the 2000 year.

     Nonaccrual construction and land development loans increased $1.1 million from 1999 to 2000. The reason for the increase in this category are three loans to one builder totaling $1.1 million that were nonperforming at year-end.

     Nonaccrual business loans decreased $611 thousand in 2000. Total nonperforming business loans are $1.6 million or 1.1% of that loan category. Unlike the real estate secured lending which comprises over 75% of our loan portfolio, business loans often depend on the successful operation of the business or depreciable collateral. Therefore, we expect nonperforming loans and losses to be higher for business loans than for real estate loans. We are aggressively pursuing collection of all nonperforming loans.

     Nonaccrual consumer loans have increased $819 thousand to $4.6 million at December 31, 2000. Nonperforming consumer loans represent 2.8% of the consumer portfolio. The increase in these loans is primarily attributable to mobile home loans purchased prior to 2000. All consumer loans that are delinquent 120 days or more are 100% covered by loan insurance or included in the allowance for loan losses in an amount equal to the net book value for that loan.

     In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There were $4.7 of loans in this category at December 31, 2000.

     We monitor loans which exhibit some weakness but are not considered substandard for regulatory purposes. These loans are described as "Special Mention" or "Watch Loans." At December 31, 2000, the Bank had $14.7 million of business loans to related borrowers which were classified as special mention loans. Subsequent to December 31, 2000, these loans became delinquent. On March 26, 2001, based on financial projections provided by the borrower on March 12, 2001, these loans were put on nonaccrual, and were judged to be impaired. Management has estimated the impairment to be approximately $3.5 million.

     Allowance for Losses on Loans. The provision for loan losses and allowance for losses on loans is based on an analysis of individual loans, prior loss experience, growth in the loan portfolio, changes in the mix of the loan portfolio and other factors including current economic conditions. The following table provides an analysis of the allowance for losses on loans at the dates indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                   2000      1999      1998     1997     1996
                                                  -------   -------   ------   ------   ------
                                                             (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD..................  $11,025   $ 6,909   $5,622   $4,175   $2,765
Charge-offs:
  One- to four-family...........................       23        12        5       32       22
  Multifamily...................................       --        31       39      494      119
  Commercial real estate........................       --       104       --       --       --
  Consumer......................................    3,448     1,944      809      363       95
  Business......................................      358       148      565       10       --
                                                  -------   -------   ------   ------   ------
     Total charge-offs..........................    3,829     2,239    1,418      899      236
Recoveries:.....................................      405        45       55        6       11
                                                  -------   -------   ------   ------   ------
Net charge-offs.................................    3,424     2,194    1,363      893      225
Provision for loan losses.......................    6,350     6,310    2,650    2,340    1,635
                                                  -------   -------   ------   ------   ------
BALANCE AT END OF PERIOD........................  $13,951   $11,025   $6,909   $5,622   $4,175
                                                  =======   =======   ======   ======   ======
Net charge-offs to average loans................     0.27%     0.19%    0.16%    0.13%    0.04%
Provision for loan losses to average loans......     0.50%     0.54%    0.31%    0.35%    0.28%
Allowance for losses on loans to total
  nonperforming loans at end of period..........    94.65%   117.52%   54.44%  178.68%   80.38%
Allowance for losses on loans to total loans at
  end of period.................................     1.07%     0.92%    0.66%    0.79%    0.64%

     Loans receivable increased 8.1% in 2000 to $1.3 billion while the allowance for losses on loans increased 26.5% to $14.0 million. Management increased the allowance due to the ongoing analysis of the appropriate allowance for loan losses. We expect to continue to increase the allowance for loan losses when necessary as the loan portfolio continues to increase and the portfolio mix changes. We considered the following factors in determining that this increased level of allowance for loan losses was adequate.

     - Charge-offs in 2000 were 71% higher than in 1999 and at the highest level in our history.

     - Total nonperforming loans at December 31, 2000 increased 57.1% from a year earlier.

     - Consumer loan charge-offs continued to increase. This increase was due primarily to acquisition of subprime and manufactured housing loans. We are not currently increasing our portfolio in this lending area. Substantially all recoveries detailed above are in the consumer loan category.

     - We separately evaluated individual nonperforming loans for the adequacy of collateral values. We consider several of these loans to be large because they each exceed $1 million. While in most instances, we were able to determine that our principal balance is well secured, we have provided specific allowances in those instances where it was deemed necessary. We reached this determination by reviewing current or updated appraisals, brokers' price opinions, and other market surveys.

     - The potential impact of an economic slowdown.

     After careful consideration of all of these factors, we concluded that it was necessary to substantially increase the allowance for loan losses again in 2000. Therefore, the provision for loan losses was increased to $6.4 million in 2000 which resulted in an increase in the allowance for loan losses to $14.0 million.

COMPARISON OF DECEMBER 31, 2000 AND DECEMBER 31, 1999 FINANCIAL CONDITION

     Total assets amounted to $1.7 billion at December 31, 2000 compared to $1.6 billion at December 31, 1999. Total assets increased $87.2 million, or 5.4%. The increase in assets was funded primarily with increased borrowings of $65.7 million and deposit growth of $9.6 million.

     Securities available for sale increased by $3.5 million to $39.3 million at December 31, 2000 from $35.8 million the prior year. This increase was primarily due to our purchase of short-term United States Treasury securities used to meet regulatory liquidity requirements and other collateral maintenance requirements.

     Mortgage-backed securities decreased $59.9 million to $195.8 million at December 31, 2000 from $255.7 million a year earlier. The primary reasons for the decrease were repayments of $30.9 million and sales of $35.4 million of mortgage-backed securities.

     Loans receivable, including loans held for sale, increased $96.2 million, or 8.1%, to $1.3 billion. This increase was consistent with our overall strategy of increasing assets while adhering to prudent underwriting standards and preserving our capital status as "adequately capitalized."

     We experienced the following increases by loan category:

     - business loans - $29.0 million;

     - consumer loans - $19.4 million;

     - construction and land (net of loans in process) - $13.6 million; and

     - commercial real estate loans-$7.4 million.

     The decrease in one- to four-family loans of $6.7 million was the result of the sale and securitization of this type of loan, especially in the latter part of 2000. The decrease in multifamily loans of $11.1 million was primarily the result of loan repayments which more than offset the growth experienced in this category.

     Federal Home Loan Bank ("FHLB") stock increased 88.4% to $20.6 million at December 31, 2000 as compared to $10.9 million at the prior year-end. The increase is the result of stock purchases of $8.6 million, which are required by the FHLB as borrowings increase, and dividends of $1.1 million.

     Premises and equipment increased $34.6 million, or 108.7%, to $66.4 million. This increase was the result of expenditures for construction costs for our new corporate headquarters and new retail sales offices, the purchase of computer equipment to accommodate continued growth, and loan production office expansion. The new corporate headquarters was substantially complete by the end of the fourth quarter, 2000. Costs incurred for the new headquarters were $28.9 million through December 31, 2000. We expect to spend additional amounts during 2001 for customized improvements for specific tenants. We plan on opening an additional 2 retail sales offices in 2001.

     Loan servicing rights increased 98.5% to $20.6 million at December 31, 2000 as compared to $10.4 million at December 31, 1999. The primary reason for the increase was the purchase of loan servicing during the year along with the associated servicing rights, which had book value of approximately $10.8 million. This increase more than offset amortization of servicing rights of $3.5 million.

     Accrued income, prepaid expenses and other assets decreased to $23.6 million at December 31, 2000 as compared to $27.4 million at December 31, 1999. The reason for the decrease was a decrease in accounts receivable related to the sale of loan servicing which took place in 1999.

     Deposits totaled $1.1 billion at December 31, 2000, an increase of $9.6 million, or 0.8%, from December 31, 1999. The increase resulted primarily from increased noninterest bearing checking accounts, interest bearing checking accounts, and certificates of deposit which were offset by decreased passbook savings and statement savings accounts.

     Borrowings increased $65.7 million to $426.1 million at December 31, 2000, from $360.4 million at December 31, 1999. This increase was the result of increased use of Federal Home Loan Bank advances of $159.7 million which was partially offset by a $39.0 million decrease in reverse repurchase agreements and a $55.0 million decrease in the commercial bank repurchase agreement. The net increase in borrowings was due to the need to fund the asset growth discussed previously. In the future, Metropolitan will continue to monitor sources of borrowings for the most advantageous terms to fulfill its funding needs.

     Other liabilities increased to $29.7 million at December 31, 2000 from $22.5 million at the prior year-end. The increase was the result of greater clearing account, escrow account, and accounts payable balances.

     Shareholders' equity increased $4.6 million, or 10.2%, to $49.5 million, due largely to the retention of net income, the issuance of 36 thousand shares of common stock through the employee stock purchase plan, and the decrease in the unrealized holding loss.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity. The term "liquidity" refers to our ability to generate adequate amounts of cash for funding loan originations, loan purchases, deposit withdrawals, maturities of borrowings and operating expenses. Our primary sources of internally generated funds are principal repayments and payoffs of loans, cash flows from operations, and proceeds from sales of assets. External sources of funds include increases in deposits and borrowings and public or private securities offerings by Metropolitan.

     In addition to debt or equity offerings, the primary source of funds for Metropolitan, at the holding company level, is dividends from the Bank. The payment of these dividends is subject to restrictions imposed by federal bank regulatory agencies. At December 31, 2000, Metropolitan had liquid assets of $1.9 million and had $6.0 million available to borrow on its commercial bank line of credit. Currently, Metropolitan primarily uses funds for tax payments, business expenses, and interest payments on its existing debt. The covenants associated with its subordinated notes maturing January 1, 2005 require Metropolitan to maintain liquid assets sufficient to pay six months interest, or approximately $675 thousand. Metropolitan could also use funds for additional capital contributions to the Bank, other operating expenses, purchase of investment securities, or the acquisition of other assets.

     Sources of funds for the Bank such as loan repayments and deposit flows, are greatly influenced by prevailing interest rates, economic conditions and competition. Other sources of funds such as borrowings and maturities of securities are more reliable or predictable. The Bank currently has collateral pledged to the Federal

Home Loan Bank sufficient to support borrowings of $421.7 million. As of December 31, 2000, the balance of FHLB borrowings was $365.1 million. We regularly review cash flow needs to fund operations. We believe that the resources described above are adequate to meet our requirements for the foreseeable future.

     At December 31, 2000, $235.4 million, or 20.5% of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Another option we have considered and used in the past has been the acceptance of out-of-state time deposits from individuals and entities, primarily credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At December 31, 2000, approximately $118.9 million of certificates of deposits, or 10.4% of our total deposits, were held by these individuals and entities. Of these out-of-state time deposits, $24.2 million are also included in the $100,000 and over time deposits discussed above. During the third quarter of 2000, the Bank received regulatory approval and began accepting brokered deposits. At December 31, 2000, brokered deposits totaled $58.1 million all of which were included in the $100,000 and over time deposit discussed above. The total of all certificates of deposit from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $330.1 at December 31, 2000, or 28.8% of total deposits. If we were unable to replace these deposits upon maturity, our liquidity could be adversely affected. We monitor these maturities to attempt to minimize any potential adverse effect on liquidity.

     Historically, the Bank has been subject to a regulatory liquidity requirement. These regulations require the Bank to maintain liquid assets equal to at least 4% of the Bank's liquidity base on a quarterly basis. Liquid assets generally include all unpledged cash in banks, investment securities maturing within five years, and securities issued by the Government National Mortgage Association, FannieMae, or FreddieMac regardless of maturity. The liquidity base includes amounts due banks and deposits and borrowings maturing in less than one year. The Bank's liquidity ratio for December 2000 was 5.52%.

     Capital. Our total shareholders' equity at December 31, 2000 was $49.5 million, an increase of $4.6 million, or 10.2%, from equity of $44.9 million at December 31, 1999. This increase was due to net income of $1.5 million, the issuance of 36,000 shares of common stock for $138 thousand, and unrealized gains on securities available for sale, net of tax, of $3.0 million. No dividends were paid in 2000, 1999 or 1998. The terms of our subordinated notes maturing January 1, 2005 and the commercial bank line of credit prohibit the payment of dividends unless tangible equity divided by total assets is greater than 7.0%. At December 31, 2000, Metropolitan's tangible equity divided by total assets was 2.77%. In 1999, Metropolitan's wholly owned subsidiary, Metropolitan Capital Trust II, issued $16.0 million of 9.50% cumulative trust preferred securities. Similarly, in 1998, Metropolitan Capital Trust I, issued $27.8 million of 8.60% cumulative trust preferred securities. Sources of future capital could include, but would not be limited to, our earnings or additional offerings of debt or equity securities.

     The Office of Thrift Supervision imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards. These standards are a leverage requirement, a tangible capital requirement, and a risk-based capital requirement.

     These standards must be no less stringent than those applicable to national banks. In addition, the Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The Office of Thrift Supervision leverage requirement expressly requires that savings associations maintain core capital in an amount not less than 3% of adjusted total assets. The Office of Thrift Supervision has taken the position, however, that the prompt corrective action regulations have effectively raised the leverage ratio requirement for all but the most highly rated savings associations to 4%. Core capital is defined to include shareholders' equity less intangibles other than qualifying supervisory goodwill and certain qualifying intangibles, less investments in subsidiaries engaged in activities not permissible for national banks.

     Under the tangible capital requirement, savings associations must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets, except a limited amount of qualifying purchased mortgage servicing rights. Adjusted total assets, for the purpose of the tangible capital ratio, include total assets less all intangible assets except qualifying purchased mortgage servicing rights.

     The risk-based capital requirement is calculated based on the risk weight assigned to on-balance sheet assets and off-balance sheet commitments. Risk weights range from 0% to 100% of the book value of the asset and are based upon the risk inherent in the asset. The risk weights assigned by the Office of Thrift Supervision for principal categories of assets are:

     - 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government;

     - 20% for securities, other than equity securities, issued by U.S. Government sponsored agencies, and for mortgage-backed securities issued by, or fully guaranteed as to principal and interest, by FannieMae or FreddieMac except for those classes with residual characteristics or stripped mortgage-related securities;

     - 50% for the following loans:

          - prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to that ratio by an insurer approved by FannieMae or FreddieMac;

          - certain qualifying multifamily first lien mortgage loans;

          - residential construction loans; and

     - 100% for all other loans and investments, including consumer loans, commercial loans, repossessed assets, and loans more than 90 days delinquent.

     The risk-based requirement mandates total capital of 8.0% of risk-weighted assets. Total capital consists of core capital and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

The Bank's regulatory capital ratios at December 31, 2000 were in excess of the capital requirements specified by the Office of Thrift Supervision regulations as shown by the following table:

                                            TANGIBLE             CORE            RISK-BASED
                                            CAPITAL            CAPITAL            CAPITAL
                                        ----------------   ----------------   ----------------
                                                        (DOLLARS IN THOUSANDS)
CAPITAL AMOUNT:
  Actual..............................  $106,608   6.31%   $106,625   6.31%   $118,077   9.35%
  Required............................    25,343   1.50%     67,591   4.00%    101,028   8.00%
                                        --------   -----   --------   -----   --------   -----
  Excess..............................  $ 81,265   4.81%   $ 39,034   2.31%   $ 17,049   1.35%
                                        ========   =====   ========   =====   ========   =====

     The Bank is also subject to the capital adequacy requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991. The additional capital adequacy ratio imposed on the Bank in this evaluation is the Tier 1 risk-based capital ratio which at December 31, 2000 was 8.45% compared to the required ratio of 4%.

     The Bank's primary sources of capital are the earnings of the Bank and additional capital investments from Metropolitan. At year end, the Bank was "adequately capitalized." Our strategy is to contribute additional capital to the Bank as growth occurs to maintain risk-based capital at "adequately capitalized" or "well capitalized" levels as defined by the Office of Thrift Supervision regulations. We believe that under current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond our control, such as increases in interest rates or a downturn in the economy, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future capital requirements.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 and SFAS No. 138. Under Statement No. 137, the effective date was delayed to the first quarter of any fiscal year beginning after June 15, 2000, or the first quarter of 2001 for Metropolitan. We anticipate no significant impact due to the adoption of SFAS No. 133.

     In September, 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."This statement supersedes SFAS No. 125 and revises the standards for accounting for securitizations and transfers of financial assets and collateral and requires certain disclosures effective for fiscal years ending after December 15, 2000. There was no significant impact on Metropolitan due to the adoption of SFAS No. 140 and the required disclosures are included in Note 20 to Metropolitan's financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes included in this annual report have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars without consideration of changes in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations.

     In management's opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are influenced by changes in the inflation rate, they do not change at the same rate or in the same magnitude as the inflation rate. Rather, interest rate volatility is based on changes in the expected rate of inflation and in monetary and fiscal policies. Our ability to match the interest rate sensitivity of our financial assets to the interest sensitivity of our financial liabilities in our asset/liability management may tend to minimize the effect of changes in interest rates on our financial performance.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to Metropolitan, the Bank or their respective management are intended to identify such forward looking statements. Metropolitan's actual results, performance, or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in the financial condition of individual borrowers or changes in the market value of assets they have pledged to secure loans, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Metropolitan, like other financial institutions, is subject to market risk. Market risk is the risk that a company can suffer economic loss due to changes in the market values of various types of assets or liabilities. As a financial institution, we make a profit by accepting and managing various types of risks. The most significant of these risks are credit risk and interest rate risk. See "-- Asset Quality" for a comprehensive discussion of credit risk. The principal market risk for us is interest rate risk. Interest rate risk is the risk that changes in market interest rates will cause significant changes in net interest income because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times.

     The Office of Thrift Supervision currently looks to Thrift Bulletin 13a, issued December 1, 1998, to evaluate interest rate risk at institutions they supervise. They categorize interest rate risk as minimal, moderate, significant, or high based on a combination of the projected Net Portfolio Value ("NPV") level after a 200 basis point change in interest rates and the size of that change in NPV due to a 200 basis point change in interest rates.

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

     - monthly analysis of rate and volume changes in historic net interest income;

     - weekly review of certificate of deposit offering rates and maturities by day; and

     - weekly forecast of balance sheet activity.

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

     During 1999 and 2000, like many financial institutions, we had exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has had more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the expected change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates as of the end of the last two years.

                                                      EXPECTED CHANGE IN NET INTEREST INCOME
                                                      ---------------------------------------
              CHANGE IN INTEREST RATE                 DECEMBER 31, 2000    DECEMBER 31, 1999
              -----------------------                 -----------------    -----------------
       +2%.........................................          -27%                 -18%
       +1%.........................................          -14%                  -9%
       -1%.........................................          +13%                  +8%
       -2%.........................................          +27%                 +15%

     The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a significant short-term exposure to rising rates and that the exposure has increased over the past year.

     Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk.

The following table shows the expected change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates as of the end of the last two years.

                                                      EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                                      ---------------------------------------
              CHANGE IN INTEREST RATE                 DECEMBER 31, 2000    DECEMBER 31, 1999
              -----------------------                 -----------------    -----------------
       +2%.........................................          -26%                 -51%
       +1%.........................................          -12%                 -25%
       -1%.........................................          +12%                 +24%
       -2%.........................................          +28%                 +47%

     The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as an expected worst case scenario assuming no reaction to changing rates. The results above indicate that the post-shock NPV has declined during 2000. Under TB 13a, Metropolitan falls in the moderate interest rate risk category as of December 31, 2000, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

Our strategies to limit interest rate risk from rising interest rates are as follows:

     - originate one- to four-family loans primarily for sale;

     - originate the majority of business loans to float with prime rates;

     - increase core deposits which have low interest rate sensitivity;

     - borrow funds with maturities greater than a year;

     - borrow funds with maturities matched to new long-term assets acquired;

     - increase the volume of loans serviced since the value of that asset rises as rates rise; and

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

     The result of these strategies taken together is that Metropolitan has reduced long-term interest rate risk by increasing borrowings due in more than one year to $314 million at December 31, 2000 from $178 million at December 31, 1999. During 2000, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern.

     The Bank's level of interest rate risk as of December 31, 2000, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during 2001 by focusing on:

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

     At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.6% of assets and 78.1% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

                              [CROWE CHIZEK LOGO]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Board of Directors and Shareholders
Metropolitan Financial Corp.
Mayfield Heights, Ohio

     We have audited the accompanying consolidated statements of financial condition of Metropolitan Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

                                          [CROWE, CHIZEK AND COMPANY LLP
                                          SIGNATURE]
                                          Crowe, Chizek and Company LLP

Cleveland, Ohio
March 9, 2001, except
for Note 22, as
to which the
date is March 26, 2001

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2000 AND 1999

                             (Dollars in thousands)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Cash and due from banks.....................................  $   17,010   $   19,001
Interest-bearing deposits in other banks....................       2,727        2,750
Securities available for sale...............................      39,306       35,829
Securities held to maturity.................................      15,480       15,879
Mortgage-backed securities available for sale...............     195,829      255,727
Loans held for sale.........................................      51,382        6,718
Loans receivable, net.......................................   1,235,441    1,183,954
Federal Home Loan Bank stock................................      20,624       10,948
Premises and equipment, net.................................      66,393       31,820
Loan servicing rights, net..................................      20,597       10,374
Accrued income, prepaid expenses and other assets...........      23,626       27,395
Real estate owned, net......................................       4,262        5,263
Intangible assets...........................................       2,602        2,461
                                                              ----------   ----------
          Total assets......................................  $1,695,279   $1,608,119
                                                              ==========   ==========
LIABILITIES
Noninterest-bearing deposits................................  $   97,385   $   70,891
Interest-bearing deposits...................................   1,048,882    1,065,739
                                                              ----------   ----------
          Total deposits....................................   1,146,267    1,136,630
Borrowings..................................................     426,079      360,396
Other liabilities...........................................      29,724       22,475
Guaranteed preferred beneficial interests in the
  corporation's junior subordinated debentures..............      43,750       43,750
                                                              ----------   ----------
          Total liabilities.................................   1,645,820    1,563,251
SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none
  issued....................................................          --           --
Common stock, no par value, 10,000,000 shares authorized
  8,099,852 and 8,063,744 shares issued and outstanding,
  respectively..............................................          --           --
Additional paid-in-capital..................................      20,882       20,744
Retained earnings...........................................      29,668       28,171
Accumulated other comprehensive (loss) income...............      (1,091)      (4,047)
                                                              ----------   ----------
          Total shareholders' equity........................      49,459       44,868
                                                              ----------   ----------
            Total liabilities and shareholders' equity......  $1,695,279   $1,608,119
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                 (Dollars in thousands, except per share data)

                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
INTEREST INCOME
Interest and fees on loans..................................  $  107,504    $   93,961    $   74,059
Interest on mortgage-backed securities......................      15,353        13,814         8,895
Interest and dividends on other securities..................       4,930         4,146         2,774
                                                              ----------    ----------    ----------
         Total interest income..............................     127,787       111,921        85,728
INTEREST EXPENSE
Interest on deposits........................................      59,565        55,289        42,537
Interest on borrowings......................................      25,115        14,937         9,614
Interest on junior subordinated debentures..................       3,993         3,418         1,633
                                                              ----------    ----------    ----------
         Total interest expense.............................      88,673        73,644        53,784
                                                              ----------    ----------    ----------
NET INTEREST INCOME.........................................      39,114        38,277        31,944
Provision for loan losses...................................       6,350         6,310         2,650
                                                              ----------    ----------    ----------
Net interest income after provision for loan losses.........      32,764        31,967        29,294
NONINTEREST INCOME
Net gain on sale of loans...................................       2,849         1,852         3,453
Loan servicing income, net..................................       1,148         1,358           788
Service charges on deposit accounts.........................       1,517         1,320           906
Gain on sale of loan servicing..............................          --           762            --
Loan option income..........................................          --           168           388
Net gain (loss) on sale of securities.......................         724           (71)           70
Other operating income......................................       3,317         1,766         1,712
                                                              ----------    ----------    ----------
         Total noninterest income...........................       9,555         7,155         7,317
NONINTEREST EXPENSE
Salaries and related personnel costs........................      21,247        17,413        13,669
Occupancy and equipment expense.............................       5,798         4,881         3,619
Federal deposit insurance premiums..........................       1,369           943           688
Marketing expense...........................................       1,199           722           908
State franchise taxes.......................................       1,002           799           623
Data processing expense.....................................       1,339         1,175           491
Amortization of intangibles.................................         265           263           263
Other operating expenses....................................       7,940         6,395         5,262
                                                              ----------    ----------    ----------
         Total noninterest expense..........................      40,160        32,591        25,523
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........       2,159         6,531        11,088
Provision for income taxes before extraordinary item........         662         2,020         4,049
                                                              ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM............................       1,497         4,511         7,039
Extraordinary item, net of tax..............................          --            --          (245)
                                                              ----------    ----------    ----------
NET INCOME..................................................  $    1,497    $    4,511    $    6,794
                                                              ==========    ==========    ==========
Basic earnings per share:
  Before extraordinary item.................................  $     0.19    $     0.57    $     0.91
  Extraordinary item........................................          --            --         (0.03)
                                                              ----------    ----------    ----------
  Basic earnings per share..................................  $     0.19    $     0.57    $     0.88
                                                              ==========    ==========    ==========
Diluted earnings per share:
  Before extraordinary item.................................  $     0.19    $     0.57    $     0.90
  Extraordinary item........................................          --            --         (0.03)
                                                              ----------    ----------    ----------
  Diluted earnings per share................................  $     0.19    $     0.57    $     0.87
                                                              ==========    ==========    ==========
Weighted average shares for basic earnings per share........   8,081,820     7,950,637     7,756,393
  Effect of dilutive stock options..........................          --         1,848        82,412
                                                              ----------    ----------    ----------
Weighted average shares for diluted earnings per share......   8,081,820     7,952,485     7,838,805
                                                              ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (Dollars in thousands)

                                                                          ACCUMULATED
                                                 ADDITIONAL                  OTHER           TOTAL
                                       COMMON     PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                       STOCK      CAPITAL     EARNINGS      INCOME          EQUITY
                                       ------    ----------   --------   -------------   -------------
BALANCE JANUARY 1, 1998.............  $     --    $11,101     $24,270       $ 1,290         $36,661
Comprehensive income:
  Net income........................                            6,794                         6,794
  Change in unrealized gain (loss)
     on securities, net of tax and
     net of reclassification of gain
     of $46 from net income.........                                           (811)           (811)
                                                                                            -------
          Total comprehensive
            income..................                                                          5,983
     10% stock dividend.............                7,404      (7,404)                           --
                                      --------    -------     -------       -------         -------
BALANCE DECEMBER 31, 1998...........        --     18,505      23,660           479          42,644
Comprehensive income:
  Net income........................                            4,511                         4,511
  Change in unrealized gain (loss)
     on securities, net of tax and
     net of reclassification of loss
     of $46 from net income.........                                         (4,526)         (4,526)
                                                                                            -------
          Total comprehensive
            income..................                                                            (15)
Issuance of shares of Common stock
  Secondary offering-300,000
     shares.........................                2,197                                     2,197
  Stock purchase plan-7,351
     shares.........................                   42                                        42
                                      --------    -------     -------       -------         -------
BALANCE DECEMBER 31, 1999...........        --     20,744      28,171        (4,047)         44,868
Comprehensive income:
  Net income........................                            1,497                         1,497
  Change in unrealized gain (loss)
     on securities, net of tax and
     net of reclassification of gain
     of $471 from net income........                                          2,956           2,956
                                                                                            -------
          Total comprehensive
            income..................                                                          4,453
Stock purchase plan-36,108 shares...                  138                                       138
                                      --------    -------     -------       -------         -------
BALANCE DECEMBER 31, 2000...........  $     --    $20,882     $29,668       $(1,091)        $49,459
                                      ========    =======     =======       =======         =======

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                 (In thousands)

                                                                 2000          1999          1998
                                                              ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $    1,497    $    4,511    $    6,794
Adjustments to reconcile net income to net cash from
  operating activities:
  Net amortization and depreciation.........................       6,123         4,913         4,338
  (Gain)/Loss on sale of securities.........................        (724)           71           (70)
  Provision for loan and REO losses.........................       6,700         7,066         2,850
  Deferred tax provision....................................        (896)       (1,219)         (710)
  Loans originated for sale.................................    (222,337)     (121,124)     (211,677)
  Loans purchased for sale..................................     (31,496)           --       (49,447)
  Proceeds from securitized loans held for sale.............      61,892            --            --
  Proceeds from sale of loans held for sale.................     120,300       126,391       258,064
  Repayments on loans held for sale.........................          87         4,599            --
  (Gain )/Loss on sale of premises, equipment and real
    estate owned............................................         433          (210)          123
  (Gain) on sale of mortgage servicing rights...............          --          (762)           --
  FHLB stock dividend.......................................      (1,073)         (576)         (400)
  Changes in other assets...................................      (4,278)       (4,188)       (3,865)
  Changes in other liabilities..............................       5,391        (3,905)        6,889
                                                              ----------    ----------    ----------
      Net cash from operating activities....................     (58,381)       15,567        12,889
CASH FLOWS FROM INVESTING ACTIVITIES
Disbursement of loan proceeds...............................    (419,130)     (481,074)     (451,629)
Purchases of:
  Loans.....................................................    (104,618)     (176,214)     (280,336)
  Mortgage-backed securities................................      (3,065)      (29,994)      (45,663)
  Securities available for sale.............................      (2,415)      (20,052)      (38,557)
  Securities held to maturity...............................          --            --       (16,213)
  Mortgage servicing rights.................................     (10,804)       (2,795)       (4,282)
  FHLB stock................................................      (8,603)       (4,318)         (304)
  Premises and equipment....................................     (36,997)      (16,832)       (6,617)
Proceeds from maturities and repayments of:
  Loans.....................................................     405,435       305,885       287,096
  Mortgage-backed securities................................      30,926        45,211        46,348
  Securities available for sale.............................          --            --         8,000
  Securities held to maturity...............................         405           345         4,740
Proceeds from sale of:
  Loans.....................................................      93,171        72,719        13,471
  Mortgage-backed securities................................      35,489        31,221        43,187
  Securities available for sale.............................          --         1,275        12,800
  Mortgage servicing rights.................................          --         6,273            --
  Premises, equipment and real estate owned.................       1,275         5,108         1,226
Additional investment in real estate owned..................        (137)         (595)          (52)
                                                              ----------    ----------    ----------
      Net cash from investing activities....................     (19,068)     (263,837)     (426,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposit accounts..............................       9,637        85,238       313,502
Proceeds from borrowings....................................     334,401       162,598       217,007
Repayment of borrowings.....................................    (201,618)      (68,388)     (172,291)
Proceeds from issuance of Guaranteed preferred beneficial
  interests in the corporation's junior subordinated
  debentures................................................          --        15,073        26,436
Net activity on lines of credit.............................     (67,100)       50,700        34,900
Proceeds from issuance of common stock......................         138         2,239            --
                                                              ----------    ----------    ----------
  Net cash provided by financing activities.................      75,458       247,460       419,554
Net change in cash and cash equivalents.....................      (1,991)         (810)        5,658
Cash and cash equivalents at beginning of year..............      19,001        19,811        14,153
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of year....................  $   17,010    $   19,001    $   19,811
                                                              ==========    ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $   87,353    $   73,503    $   51,545
    Income taxes............................................       1,447         1,288         4,218
  Transfer from loans receivable to other real estate.......       1,150         4,122         4,844
  Transfer from loans receivable to loans held for sale.....      26,890            --            --
  Loans securitized.........................................      60,652       108,812       100,710

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unless otherwise indicated, dollar amounts are in thousands, except per share data.

     Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. A summary of significant accounting policies follows:

     CONSOLIDATION POLICY: The Corporation and its wholly owned subsidiaries, MetroCapital Corporation, Metropolitan Capital Trust I, Metropolitan Capital Trust II, Metropolitan I Corporation and its wholly owned subsidiary, and Metropolitan Bank and Trust Company (the "Bank") and its wholly-owned subsidiaries, are included in the accompanying consolidated financial statements. All significant intercompany balances have been eliminated.

     USE OF ESTIMATES: In preparing financial statements, Management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses as well as affecting the disclosures provided. Future results could differ from current estimates. Areas involving the use of Management's estimates and assumptions primarily include the allowance for losses on loans, the valuation of loan servicing rights, the value of loans held for sale, fair value of certain securities, the carrying value and amortization of intangibles, the value of real estate owned, the determination and carrying value of impaired loans, and the fair value of financial instruments. Estimates that are more susceptible to change in the near term include the allowance for loan losses, the valuation of loan servicing rights, the value of loans held for sale, the value of real estate owned, and the fair value of certain securities.

     FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding appropriate interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

     STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, and due from banks, overnight repurchase agreements and federal funds sold. Generally, federal funds and overnight repurchase agreements are sold for one-day periods. The Corporation reports net cash flows for customer deposit transactions and activity on line of credit borrowings.

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

     Securities classified as available for sale are those which management could sell for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax and recognized as part of comprehensive income. Gains or losses on dispositions are based on net proceeds and the adjusted historic cost of securities sold, using the specific identification method. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

     LOANS: All loans are held for investment unless specifically designated as held for sale. When the Bank originates or purchases loans, it makes a determination whether or not to classify loans as held for sale. The Bank re-evaluates its intention to hold or sell loans at each balance sheet date based on the current environment and, if appropriate, reclassifies loans as held for sale. Sales of loans are dependent upon various factors including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, and liquidity and capital needs.

     Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At December 31, 2000 and 1999, management had the intent and the Bank had the ability to hold all loans being held for investment for the foreseeable future.

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

     Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans that are delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the collateral. When a loan is placed on nonaccrual status, accrued and unpaid interest is charged against income. Payments received on nonaccrual loans are applied against principal until the recovery of the remaining balance is reasonably assured.

     ALLOWANCE FOR LOSSES ON LOANS: The allowance for losses on loans is established by a provision for loan losses charged against income. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by Management at a level considered adequate to cover probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position, collateral values, and other factors and estimates which are subject to change over time. While Management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by Management as a loss when deemed uncollectible, although collection efforts often continue and future recoveries may occur.

     Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, that increase is reported as a provision for loan losses. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Management excludes all consumer loans from its review for impairment. However, these loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

     LOAN FEES AND COSTS: Origination and commitment fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual life of the loan using the level yield method. The net amount deferred is reported in the consolidated statements of financial condition as a reduction of loans.

     LOAN SERVICING RIGHTS: Purchased mortgage servicing rights are initially valued at cost. When originated loans are sold or securitized and servicing rights are retained, those rights are valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The fair value of originated servicing rights for one- to four-family loans is determined by using a model to calculate standard fair market values based on loan size, loan term, interest rate, and market estimates for prepayments. These standards are updated quarterly. The fair value of originated servicing rights for multifamily and commercial real estate loans is based on a model to calculate fair value for each sale which includes consideration of number of loans, interest rate, average loan size and estimates of market prepayment rates. Servicing rights are amortized in proportion to and over the period of estimated servicing income. Servicing rights are assessed for impairment periodically. Fair values at the end of each period are also computed using a model which calculates fair value based on loan balance, interest rate, terms of the remittance program, and an estimate of market prepayment rates. This computation is made for each loan and then aggregated. For purposes of measuring impairment, management stratifies loans by loan type, interest rate, and investor.

     LOAN OPTION INCOME: Periodically the Bank purchases real estate loans for sale and simultaneously writes an option giving the holder the option to purchase those loans at a specified price within a specified time period. At the time the transaction is complete the Bank recognizes a non-refundable fee in income.

     REAL ESTATE OWNED: Real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are recorded at the lower of fair value, less estimated selling costs or cost at the date of foreclosure. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a charge-off. Any subsequent reduction in fair value is reflected in a valuation allowance account through a charge to income. Expenses to carry real estate owned are charged to operations as incurred.

     PREMISES AND EQUIPMENT: Premises and equipment, including leasehold improvements and software, are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes. For tax purposes, depreciation on certain assets is computed using accelerated methods. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. Long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value based on discounted cash flows.

     INTANGIBLE ASSETS: Intangible assets resulting from the acquisition of the Bank and a title company are being amortized to expense on a straight-line basis over periods of 25 and 40 years, respectively. This amount is a reduction from the Bank's shareholder's equity in calculating tangible capital for regulatory purposes. Identifiable intangible assets are amortized over the estimated periods of benefit.

     INCOME TAXES: The Corporation and its subsidiaries, excluding Metropolitan Capital Trust I and Metropolitan Capital Trust II, are included in the consolidated federal income tax return of the Corporation. Income taxes are provided on a consolidated basis and allocated to each entity based on its proportionate share of consolidated income. Deferred income taxes are provided on items of income or expense that are recognized for financial reporting purposes in one period and recognized for income tax purposes in a different period. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

     STOCK OPTIONS: Expense for employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25 with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Statement of Financial Accounting Standard No. 123 was used for stock based compensation. For the periods presented, no expense has been recognized as the option price of the common shares equaled or exceeded the market price on the grant date.

     TRUST DEPARTMENT ASSETS AND INCOME: Property held by the Bank in a fiduciary or other capacity for its trust customers is not included in the accompanying consolidated financial statements since such items are not assets of the Bank.

     EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average shares were calculated assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. During 1998, the Corporation declared a 10% stock dividend which was recorded by a transfer, equal to the fair value of the shares issued, from retained earnings to additional paid in capital. Stock options for 636,300 shares of common stock were not considered in computing diluted earnings per common share for 2000 because they were antidilutive.

     COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and equity investments which are also recognized as separate components of equity.

     NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard and related amendment will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies at adoption.

     LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

     INDUSTRY SEGMENT: Internal financial information is primarily reported and aggregated in two lines of business, retail and commercial banking and mortgage banking.

     FINANCIAL STATEMENT PRESENTATION: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2000 presentation.

NOTE 2.  SECURITIES

     The amortized cost, gross unrealized gains and losses, and fair values of investment securities at December 31, 2000 and 1999 are as follows:

                                                                        2000
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
AVAILABLE FOR SALE
Mutual funds....................................  $    889                                 $    889
FreddieMac preferred stock......................     7,500                    $(1,350)        6,150
FreddieMac note.................................    10,000                        (14)        9,986
FannieMae notes.................................    19,950        $ 10            (40)       19,920
Treasury notes and bills........................     2,361                                    2,361
Mortgage-backed securities......................   196,052         534           (757)      195,829
                                                  --------        ----        -------      --------
                                                   236,752         544         (2,161)      235,135
HELD TO MATURITY
Tax-exempt municipal bond.......................    14,705                       (145)       14,560
Revenue bond....................................       775           9                          784
                                                  --------        ----        -------      --------
                                                    15,480           9           (145)       15,344
                                                  --------        ----        -------      --------
          Total securities......................  $252,232        $553        $(2,306)     $250,479
                                                  ========        ====        =======      ========

                                                                        1999
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
AVAILABLE FOR SALE
  Mutual funds..................................  $    835                                 $    835
  FreddieMac preferred stock....................     7,500                    $(1,350)        6,150
  FreddieMac note...............................    10,000                       (236)        9,764
  FannieMae term note...........................    19,935                       (855)       19,080
  Mortgage-backed securities....................   259,446        $228         (3,947)      255,727
                                                  --------        ----        -------      --------
                                                   297,716         228         (6,388)      291,556
  HELD TO MATURITY
  Tax-exempt municipal bond.....................    14,699         176                       14,875
  Revenue bond..................................     1,180                                    1,180
                                                  --------        ----        -------      --------
                                                    15,879         176             --        16,055
                                                  --------        ----        -------      --------
          Total securities......................  $313,595        $404        $(6,388)     $307,611
                                                  ========        ====        =======      ========

     The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                          AMORTIZED      FAIR
                                                            COST        VALUE
                                                          ---------    --------
Securities available for sale:
     Due less than one year.............................  $  2,261     $  2,261
     Due one through five years.........................    30,050       30,006
     Due after five years through ten years.............        --           --
     Mortgage-backed securities available for sale......   196,052      195,829
                                                          --------     --------
          Total securities available for sale...........   228,363      228,096
  Securities held to maturity:
     Due one through five years.........................       775          784
     Due after ten years................................    14,705       14,560
                                                          --------     --------
          Total securities held to maturity.............    15,480       15,344
                                                          --------     --------
          Total debt securities.........................  $243,843     $243,440
                                                          ========     ========

     Proceeds from the sale of mortgage-backed securities available for sale were $35,489 in 2000, $31,221 in 1999, and $43,187 in 1998. Proceeds from the sale of securities available for sale were $0 in 2000, $1,275 in 1999, and $12,800 in 1998. Gross gains realized on those sales were $724 in 2000 and $108 in 1998. Gross losses of $0, $71, and $38 were realized in 2000, 1999 and 1998, respectively.

     Securities with a carrying value of $77,814 and a market value of $77,698 at December 31, 2000, were pledged to secure FHLB advances. Certain securities with an amortized cost of $44,700 and a market value of $44,586 at December 31, 2000, were pledged to secure reverse repurchase agreements. Securities with an amortized cost of $100 and a market value of $100 were pledged to the State of Ohio to enable Metropolitan to engage in trust activities and the Federal Reserve Bank to enable Metropolitan to receive treasury, tax and loan payments. Other securities with an amortized cost of $2,261 and a market value of $2,261 were pledged to a counterparty as part of an interest rate swap agreement.

NOTE 3.  LOANS RECEIVABLE

     The composition of the loan portfolio at December 31, 2000 and 1999 is as follows:

                                                          2000          1999
                                                       ----------    ----------
Real estate loans
  Construction loans
     One-to four-family..............................  $  125,989    $  107,830
     Multifamily.....................................       7,502         3,175
     Commercial......................................       5,873           447
     Land............................................      54,100        44,660
     Loans in process................................     (72,156)      (56,212)
                                                       ----------    ----------
          Construction loans, net....................     121,308        99,900
  Permanent loans
     One- to four-family.............................     288,352       295,061
     Multifamily.....................................     273,358       292,015
     Commercial......................................     254,824       247,455
                                                       ----------    ----------
          Total real estate loans....................     937,842       934,431
Consumer loans.......................................     163,019       143,585
Business loans and other loans.......................     143,329       114,333
                                                       ----------    ----------
          Total loans................................   1,244,190     1,192,349
Premium on loans, net................................       7,393         7,178
Deferred loan fees, net..............................      (2,191)       (4,548)
Allowance for losses on loans........................     (13,951)      (11,025)
                                                       ----------    ----------
          Total loans receivable.....................  $1,235,441    $1,183,954
                                                       ==========    ==========

     Loans with adjustable rates, included above, totaled $729,849 and $657,328 at December 31, 2000 and 1999, respectively. These loans had repricing terms ranging from one month to five years.

     Metropolitan's real estate loans are secured by property in the following states:

                                                              2000    1999
                                                              ----    ----
Ohio........................................................   57%     53%
California..................................................   17      19
Pennsylvania................................................    7       7
New York....................................................    3       3
Other.......................................................   16      18
                                                              ---     ---
                                                              100%    100%
                                                              ===     ===

     Activity in the allowance for losses on loans is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                    2000       1999       1998
                                                   -------    -------    ------
Balance at beginning of year.....................  $11,025    $ 6,909    $5,622
Provision for loan losses........................    6,350      6,310     2,650
Charge-offs......................................   (3,829)    (2,240)   (1,419)
Recoveries.......................................      405         46        56
                                                   -------    -------    ------
                                                   $13,951    $11,025    $6,909
                                                   =======    =======    ======

     Nonperforming loans were as follows:

                                                              2000       1999
                                                             -------    ------
Loans past due over 90 days still on accrual...............  $ 6,434    $  448
Nonaccrual loans...........................................   14,739     8,933

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

     Information regarding impaired loans is as follows at December 31:

                                                               2000      1999
                                                              ------    ------
Balance of impaired loans.................................    $4,869    $4,593
Less portion for which no allowance for losses on loans is
  allocated...............................................     4,796     3,521
                                                              ------    ------
Portion of impaired loan balance for which an allowance
  for losses on loans is allocated........................    $  220    $1,072
                                                              ======    ======
Portion of allowance for losses on loans allocated to the
  impaired loan balance                                       $  197    $1,054
                                                              ======    ======

     Information regarding impaired loans is as follows for the year ended December 31:

                                                     2000      1999      1998
                                                    ------    ------    -------
Average investment in impaired loans during the
  year............................................  $5,505    $6,392    $11,510
Interest income recognized during impairment......     184       256        191
Interest income recognized on cash basis during
  the year........................................     184       256        191

NOTE 4.  PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

                                                               DECEMBER 31,
                                                            ------------------
                                                             2000       1999
                                                            -------    -------
Land......................................................  $10,535    $ 7,081
Office buildings..........................................   11,718      9,254
Leasehold improvements....................................    3,184      3,308
Furniture, fixtures and equipment.........................   17,948     12,313
Construction in progress..................................   30,210      5,639
                                                            -------    -------
          Total...........................................   73,595     37,595
Accumulated depreciation..................................    7,202      5,775
                                                            -------    -------
          Total premises and equipment....................  $66,393    $31,820
                                                            =======    =======

     Depreciation expense was $2,363, $1,876 and $1,282 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Bank leases certain of its branch space under operating lease agreements whose lease terms are renewable periodically. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1,599, $1,252 and $990,
respectively.

     The future minimum annual rental commitments as of December 31, 2000 for all noncancelable leases are as follows:

2001........................................................    $  708
2002........................................................       590
2003........................................................       546
2004........................................................       511
2005........................................................       376
Thereafter..................................................       920
                                                                ------
          Total rental commitments..........................    $3,651
                                                                ======

     In the second quarter 1999, the Corporation started the construction of a new corporate headquarters building, a portion of which the Bank now occupies. As a result, interest expenses have been incurred to finance construction. These costs, along with those related to the construction of retail sales offices, are capitalized as incurred while the buildings are under construction and are included as a portion of the historical cost to be depreciated over the useful life of the buildings. Interest expense capitalized for the years ended December 31, 2000 and 1999 was $956 and $142, respectively.

NOTE 5.  LOAN SERVICING RIGHTS

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Mortgage loan portfolios serviced for:
  FreddieMac.......................................    $  882,715    $  746,688
  FannieMae........................................       849,472       725,045
  Others...........................................       205,312       181,332
                                                       ----------    ----------
          Total loans serviced for others..........    $1,937,499    $1,653,065
                                                       ==========    ==========

     Custodial balances maintained in noninterest-bearing deposit accounts with the Bank in connection with the foregoing loan servicing were approximately $25,484 and $29,958 at December 31, 2000 and 1999, respectively.

     Following is an analysis of the changes in loan servicing rights acquired for the year ended December 31:

                                                              2000       1999
                                                             -------    ------
Balance at beginning of year.............................    $ 5,448    $9,894
Additions................................................     10,833     2,795
Sales....................................................         --    (5,425)
Amortization.............................................     (2,382)   (1,816)
                                                             -------    ------
Balance at end of year...................................    $13,899    $5,448
                                                             =======    ======

     Following is an analysis of the changes in loan servicing rights originated for the year ended December 31:

                                                              2000       1999
                                                             -------    ------
Balance at beginning of year.............................    $ 4,926    $3,518
Additions................................................      2,887     2,452
Sales....................................................         --       (86)
Amortization.............................................     (1,115)     (958)
                                                             -------    ------
Balance at end of year...................................    $ 6,698    $4,926
                                                             =======    ======

     The Corporation did not have a valuation allowance associated with loan servicing rights at any time during the years ended December 31, 2000, 1999 and 1998.

NOTE 6.  REAL ESTATE OWNED

     Activity in the allowance for loss on real estate owned is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                         2000      1999     1998
                                                        -------    -----    -----
Balance at beginning of year..........................  $  956     $200     $ --
Provision for loss....................................     350      756      200
Charge-offs...........................................    (200)      --       --
                                                        ------     ----     ----
Balance at end of year................................  $1,106     $956     $200
                                                        ======     ====     ====

NOTE 7.  DEPOSITS

     Deposits consist of the following:

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                           2000                     1999
                                                   ---------------------    ---------------------
                                                     AMOUNT      PERCENT      AMOUNT      PERCENT
                                                   ----------    -------    ----------    -------
Noninterest-bearing deposits.....................  $   97,385        8%     $   70,891        6%
Interest-bearing checking accounts...............     123,537       11          57,136        5
Passbook savings and statement Savings...........     106,258        9         200,168       18
Certificates of deposit..........................     819,087       72         808,435       71
                                                   ----------      ---      ----------      ---
          Total interest-bearing deposits........   1,048,882       92       1,065,739       94
                                                   ----------      ---      ----------      ---
          Total deposits.........................  $1,146,267      100%     $1,136,630      100%
                                                   ==========      ===      ==========      ===

     At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                          YEAR                                         INTEREST
                          ENDED                             AMOUNT       RATE
                          -----                            --------    --------
2001.....................................................  $671,477      6.46%
2002.....................................................   103,860      6.68%
2003.....................................................    26,401      6.60%
2004.....................................................    10,456      5.91%
2005.....................................................     5,471      6.63%
Thereafter...............................................     1,422      6.53%
                                                           --------      ----
                                                           $819,087      6.49%
                                                           ========      ====

     The aggregate amount of certificates of deposit with balances of $100 or more was approximately $235,400 and $164,400 at December 31, 2000 and 1999, respectively. During 2000, the Bank received regulatory approval and began accepting brokered deposits. At December 31, 2000, brokered deposits totaled $58,100, all of which are included in certificates of deposit with balances of $100,000 or more The Bank accepts out-of-state time deposits from individuals and corporations, predominantly credit unions. The balance of these deposits at December 31, 2000 was $118,900, of which $24,200 were certificate of deposits of $100 or more.

NOTE 8.  BORROWINGS

     Borrowings consisted of the following:

                                                              DECEMBER 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
Federal Home Loan Bank advances (6.5% and 5.6% at
  December 31, 2000 and 1999, respectively).............  $365,094    $205,352
Repurchase agreements (5.9% and 5.6% at December 31,
  2000 and 1999, respectively)..........................    41,000      80,044
Commercial bank repurchase agreement (7.7% at December
  31, 1999).............................................        --      55,000
Commercial bank line of credit (8.8% and 8.5% at
  December 31, 2000 and 1999, respectively).............     6,000       6,000
Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)...................................    13,985      14,000
                                                          --------    --------
                                                          $426,079    $360,396
                                                          ========    ========

     At December 31, 2000, scheduled payments on borrowings are as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                                       INTEREST
                       YEAR ENDED                           AMOUNT       RATE
                       ----------                          --------    --------
2001.....................................................  $112,445      6.71%
2002.....................................................    58,614      6.20
2003.....................................................    49,104      6.07
2004.....................................................    69,331      6.14
2005.....................................................    98,049      6.98
Thereafter...............................................    38,536      6.42
                                                           --------      ----
                                                           $426,079      6.51%
                                                           ========      ====

     At December 31, 2000, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $21, $298, $181, and $78 million, respectively.

     The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000. The balance outstanding at December 31, 2000 was $6,000. The line matures annually on May 30. During the second quarter of 2000, by mutual agreement, the line was extended to May 31, 2001. The interest rate on the line is tied to LIBOR or prime at the Corporation's option. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares of Metropolitan in an amount at least equal to 200% of any outstanding balance.

     In November, 1999, the Bank entered into a commercial bank repurchase agreement involving a transaction which allows a line of credit for use by the Bank. The agreement repriced monthly based on LIBOR. The agreement allowed commercial loans securitized by Metropolitan to be used as collateral. The balance outstanding on this line of credit at December 31, 1999 was $55,000. During the third quarter 2000, the balance was paid-off and the line of credit terminated.

     During 1995, the Corporation issued subordinated notes ("1995 Subordinated Notes") totaling $14,000. Interest on the notes is paid quarterly and principal will be repaid when the notes mature January 1, 2005. Total issuance costs of approximately $1,170 are being amortized on a straight line basis over the life of the notes. The notes are unsecured. Effective November 30, 2000, the notes may be redeemed at par at any time.

     The following tables set forth certain information about borrowings during the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
MAXIMUM MONTH-END BALANCES:
Federal Home Loan Bank advances........................    $365,094      $205,352
1995 subordinated notes................................      14,000        14,000
Commercial bank repurchase agreement...................      50,000        55,000
Commercial bank line of credit.........................       7,000        12,000
Repurchase agreements..................................      80,166        88,380

AVERAGE BALANCE:
Federal Home Loan Bank advances........................    $290,369      $140,001
1995 subordinated notes................................      14,000        14,000
Commercial bank repurchase agreement...................      25,250         7,708
Commercial bank line of credit.........................       6,083         7,891
Repurchase agreements..................................      70,595        81,507

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
WEIGHTED AVERAGE INTEREST RATE:
Federal Home Loan advances.............................        6.15%         5.60%
1995 subordinated notes................................        9.63          9.63
Commercial bank repurchase agreement...................        8.25          7.34
Commercial bank line of credit.........................        8.80          7.96
Repurchase agreements..................................        6.06          5.60

NOTE 9. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

     The Corporation has two issues of cumulative trust preferred securities (the "Trust Preferred") outstanding through wholly-owned subsidiaries. The Trust Issuer has invested the total proceeds from the sale of the Trust Preferred in the Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Corporation. The Trust Preferred securities are listed on the NASDAQ Stock Market's National Market.

     A description of the Trust Preferred securities currently outstanding is presented below:

                                                                                                       PRINCIPAL AMOUNT
                                                                                                         DECEMBER 31,
                            NASDAQ       DATE OF          SHARES       INTEREST       MATURITY        -------------------
      ISSUING ENTITY        SYMBOL       ISSUANCE         ISSUED         RATE           DATE           2000        1999
      --------------        ------    --------------     ---------     --------     -------------     -------     -------
Metropolitan Capital Trust
  I                         METFP     April 27, 1998     2,775,000       8.60%      June 30, 2028     $27,750     $27,750
Metropolitan Capital Trust
  II                        METFO       May 14, 1999     1,600,000       9.50%      June 30, 2029      16,000      16,000
                                                                                                      -------     -------
                                                                                                      $43,750     $43,750
                                                                                                      =======     =======

NOTE 10.  INCOME TAXES

     The provision for income taxes before extraordinary item consists of the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      2000      1999      1998
                                                     ------    ------    ------
Current tax provision:
  Federal expense..................................  $1,496    $3,179    $4,681
  State expense....................................      62        60        78
                                                     ------    ------    ------
     Total current expense.........................   1,558     3,239     4,759
  Deferred federal benefit.........................    (896)   (1,219)     (710)
                                                     ------    ------    ------
                                                     $  662    $2,020    $4,049
                                                     ======    ======    ======

     Deferred income taxes are provided for temporary differences. The components of the Corporation's net deferred tax asset (liability) consist of the following:

                                                             YEAR ENDED DECEMBER
                                                                     31,
                                                             --------------------
                                                               2000        1999
                                                             ---------    -------
Deferred tax assets
  Provision for loan losses..............................    $  5,360     $4,131
  Equity in partnership..................................          --        102
  Other..................................................         228        252
                                                             --------     ------
                                                                5,588      4,485
                                                             --------     ------
Deferred tax liabilities
  Equity in partnership..................................         (67)        --
  Deferred loan fees.....................................        (352)      (527)
  Loan servicing rights..................................         (77)      (157)
  Employment contract....................................         (80)       (87)
  Depreciation expense...................................         (34)       (11)
  Stock dividends on FHLB stock..........................      (1,008)      (632)
  Other..................................................         (10)        (7)
                                                             --------     ------
                                                               (1,628)    (1,421)
                                                             --------     ------
     Net deferred tax asset..............................    $  3,960     $3,064
                                                             ========     ======

     A reconciliation from income taxes at the statutory rate to the effective provision for income taxes is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                      2000      1999      1998
                                                      -----    ------    ------
Income taxes at statutory rate of 34%, 34%, and 35%
  respectively......................................    734     2,221    $3,881
Amortization of purchased intangibles...............     71        71        91
Stock dividend exclusion............................    (92)      (92)      (71)
Tax exempt income...................................   (322)     (327)      (66)
State taxes, net of federal impact..................     41        40        51
Business expense limitation.........................     80        74        74
Other...............................................    150       (33)       89
                                                      -----    ------    ------
Provision for income taxes..........................  $ 662    $2,020    $4,049
                                                      =====    ======    ======

     Taxes attributable to securities gains and (losses) totaled $253, ($25) and $25 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Prior to 1996, the Bank was permitted, under the Internal Revenue Code, to determine taxable income after deducting a provision for loan losses in excess of the provision recorded in the financial statements. Accordingly, retained earnings at December 31, 2000 includes approximately $2,883 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb loan losses, it will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2000 was approximately $980.

NOTE 11.  EXTRAORDINARY ITEM

     In the second quarter, 1998, earnings were affected by an extraordinary expense of $376, $245 net of tax, or $0.03 per common share, pertaining to the Corporation's early retirement of $4,874 of 10% Subordinated Notes which were scheduled to mature December 31, 2001. This amount represents the write-off of the unamortized issuance costs and the prepayment premium resulting from the early retirement. The retirement of the 10%

Subordinated Notes was funded through the issuance of the 8.60% Guaranteed Preferred Beneficial Interests in the Junior Subordinated Debentures.

NOTE 12.  SALARY DEFERRAL--401(K) PLAN

     The Corporation maintains a 401(k) plan covering substantially all employees who have attained the age of 21 and have completed thirty days of service with the Corporation. This is a salary deferral plan, which calls for matching contributions by the Corporation based on a percentage (50%) of each participant's voluntary contribution (limited to a maximum of six percent (6%) of a covered employee's annual compensation). The matching contributions by the Corporation commence after one year of service. In addition to the Corporation's required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. Employee voluntary contributions are vested at all times, whereas employer contributions vest 20% per year through year five at which time employer contributions are fully vested. The Corporation's matching contributions were $231, $220 and $206 for the years ended December 31, 2000, 1999 and 1998, respectively. No discretionary contributions have been made by the Corporation for the periods presented.

NOTE 13. STOCK PURCHASE AND STOCK OPTION PLANS (SHARES AND OPTION PRICES NOT IN THOUSANDS)

     In July, 1999, the Board of Directors of Metropolitan authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares at 95% of the fair market value. If the director, officer, or employee subsequently sells the stock before waiting a one year holding period, they are required to repay the Corporation an amount equal to the discount received at the time of purchase. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999. To date, 43,459 shares have been issued under the plan.

     On October 28, 1997, the Board of Directors of Metropolitan adopted the Metropolitan Financial Corp. 1997 Stock Option Plan for key employees and officers of the Corporation. The plan is intended to encourage their continued employment with Metropolitan and to provide them with additional incentives to promote the development and long-term financial success of the Corporation.

     Subject to adjustment under certain circumstances, the maximum number of common shares that may be issued under the plan is 915,000, which reflects stock splits and stock dividends and the addition of 200,000 shares in 1999. The Plan provides for the grant of options, which may qualify as either incentive stock options or nonqualified options. Grants of options are made by the Compensation and Organization Committee of the Board of Directors.

     Under the terms of the plan, the exercise price of an option, whether an incentive stock option or a nonqualified option, will not be less than the fair market value of the common shares on the date of grant. An option may be exercised in one or more installments at the time or times provided in the option instrument. One-half of the options granted to employees will become exercisable on the third anniversary, and one-fourth of the common shares covered by the option on the fourth and fifth anniversary of the date of grant. Currently outstanding options will become exercisable in 2000 through 2005. Options granted under the plan will expire no later than ten years after grant in the case of an incentive stock option and ten years and one month after grant in the case of a nonqualified option.

     A summary of option activity is presented below:

STOCK OPTION ACTIVITY:

                                           INCENTIVE STOCK OPTIONS        NONQUALIFIED OPTIONS
                                          -------------------------    --------------------------
                                          SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                          -------    --------------    -------    ---------------
Outstanding at January 1, 1998             88,000            $ 9.21    352,000    $ 9.21 - $10.13
Granted                                    39,600            $14.44     77,000    $14.44 - $15.88
Exercised                                      --                           --
Forfeited                                  (2,200)           $ 9.21         --
                                          -------                      -------
Outstanding at December 31, 1998          125,400    $9.21 - $14.44    429,000    $ 9.21 - $15.88
                                          -------                      -------
Granted                                    94,000    $5.38 - $11.00    100,000    $11.00 - $12.10
Exercised                                      --                           --
Forfeited                                 (12,100)   $9.21 - $14.44         --
                                          -------                      -------
Outstanding at December 31, 1999          207,300    $5.38 - $14.44    529,000    $ 9.21 - $15.88
                                          -------                      -------
Granted                                    47,500    $4.24 - $ 4.89         --                 --
Exercised                                      --                           --
Forfeited                                 (83,500)   $6.18 - $14.44    (64,000)   $ 9.21 - $14.44
                                          -------                      -------
Outstanding at December 31, 2000          171,300    $4.24 - $14.44    465,000    $ 9.21 - $15.88
                                          =======                      =======

     Estimated fair value of options granted:

                                                                INCENTIVE      NONQUALIFIED
                                                              STOCK OPTIONS      OPTIONS
                                                              -------------    ------------
1998:
  13,200 shares granted at $14.44...........................   $     5.57       $     3.02
  55,000 shares granted at $15.88...........................                    $     1.90
1999:
  23,000 shares granted at $11.00...........................   $     5.42       $     3.05
  80,000 shares granted at $12.10...........................                    $     2.26
  10,000 shares granted at $5.38............................   $     2.65
  38,000 shares granted at $6.18............................   $     2.24
2000:
  15,000 shares granted at $4.89............................   $     1.97
  20,000 shares granted at $4.89............................   $     1.97
  12,500 shares granted at $4.24............................   $     1.71
Weighted average assumptions used:
  Expected option life......................................     10 years         10 years
  Risk-free interest rate -- 1998...........................         4.69%            4.87%
  Risk-free interest rate -- 1999...........................         6.79%            6.48%
  Risk-free interest rate -- 2000...........................         5.12%            5.12%
  Expected stock price volatility -- 1998...................        32.22%           32.22%
  Expected stock price volatility -- 1999...................        43.77%           43.77%
  Expected stock price volatility -- 2000...................        57.20%              --
  Dividend yield............................................           --               --
  Weighted average life of options..........................    8.3 years        7.0 years

PRO FORMA DISCLOSURES:

     For purposes of providing the required disclosures under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," the Black Scholes option pricing model was used to estimate the value of these options. The Black Scholes model was developed to estimate the fair value of equity options. Had compensation costs been determined in accordance with Statement of Financial Accounting Standard No. 123, net income and earnings per share would be affected as summarized in the schedule below:

                                                               2000      1999      1998
                                                              ------    ------    ------
Net income -- as reported (In thousands)....................  $1,497    $4,511    $6,794
Net income -- pro forma (In thousands)......................   1,221     4,124     6,529
Earnings per share -- as reported...........................  $ 0.19    $ 0.57    $ 0.88
Earnings per share -- pro forma.............................    0.15      0.52      0.84

NOTE 14.  CAPITAL AND EXTERNAL REQUIREMENTS

     In December, 1998, the Board of Directors approved a 10% stock dividend, increasing the outstanding number of shares by 705,213 to 7,756,393. The issuance of Trust Preferred shares occurred contemporaneously with the issuance of 300,000 additional shares of common stock in 1999. In 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares of stock at 95% of the fair market value. The purchases made under the plan will result in increased capital for the Corporation.

     In September, 2000, the Board of Directors approved a resolution authorizing management to repurchase securities, other than common stock, issued by Metropolitan Financial Corp., Metropolitan Capital Trust I, and Metropolitan Capital Trust II. To date, no securities under this authorization have been repurchased.

     The Bank is subject to regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept certain deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

     At year end, the Bank's actual capital levels and minimum required levels were:





                                                                       MINIMUM REQUIRED
                                                                         FOR CAPITAL
                                       ACTUAL                         ADEQUACY PURPOSES
                                  ----------------   ------------------------------------------------
                                   AMOUNT    RATIO     AMOUNT                      RATIO
                                  --------   -----   ----------                    -----
2000
Total capital to risk weighted
  assets........................  $118,077   9.35%   greater than               greater than
                                                     or equal to   $101,028     or equal to     8.0%
Tier 1 (core) capital to risk
  weighted assets...............   106,625   8.45    greater than               greater than
                                                     or equal to     50,473     or equal to     4.0
Tier 1 (core) capital to
  adjusted total assets.........   106,625   6.31    greater than               greater than
                                                     or equal to     67,591     or equal to     4.0
Tangible capital to adjusted
  total assets..................   106,608   6.31    greater than               greater than
                                                     or equal to     25,343     or equal to     1.5
1999
Total capital to risk weighted
  assets........................  $113,840   9.25%   greater than               greater than
                                                     or equal to   $ 98,484     or equal to     8.0%
Tier 1 (core) capital to risk
  weighted assets...............   105,653   8.58    greater than               greater than
                                                     or equal to     49,242     or equal to     4.0
Tier 1 (core) capital to
  adjusted total assets.........   105,653   6.57    greater than               greater than
                                                     or equal to     64,355     or equal to     4.0
Tangible capital to adjusted
  total assets..................   105,573   6.56    greater than               greater than
                                                     or equal to     24,132     or equal to     1.5





                                                         MINIMUM
                                                         REQUIRED
                                                        TO BE WELL
                                                       CAPITALIZED
                                                      UNDER PROMPT
                                                      CORRECTIVE
                                                  ACTION REGULATIONS
                                   ----------------------------------------------
                                       AMOUNT                        RATIO
                                     ----------                      -----
2000
Total capital to risk weighted
  assets........................  greater than                    greater than
                                  or equal to     $126,286        or equal to    $10.0%
Tier 1 (core) capital to risk
  weighted assets...............  greater than                    greater than
                                  or equal to       75,710        or equal to      6.0
Tier 1 (core) capital to
  adjusted total assets.........  greater than                    greater than
                                  or equal to       84,489        or equal to      5.0
Tangible capital to adjusted
  total assets..................                       N/A
1999
Total capital to risk weighted
  assets........................  greater than                    greater than
                                  or equal to     $123,105        or equal to    $10.0%
Tier 1 (core) capital to risk
  weighted assets...............  greater than                    greater than
                                  or equal to       73,863        or equal to      6.0
Tier 1 (core) capital to
  adjusted total assets.........  greater than                    greater than
                                  or equal to       80,444        or equal to      5.0
Tangible capital to adjusted
  total assets..................                       N/A


     The Bank at year-end 2000 was categorized as adequately capitalized. At December 31, 2000, the most restrictive regulatory consideration of the payment of dividends from the Bank to the holding company and the retention of the adequately capitalized status was the total capital (to risk weighted capital) ratio. Management is not aware of any event or circumstances after December 31, 2000 that would change the capital category.

     A savings association which fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the Office of Thrift Supervision requiring the following: an increase in capital; reduction of rates paid on savings accounts; cessation of or limitations on deposit-taking and lending; limitations on operational expenditures; an increase in liquidity; and such other actions deemed necessary or appropriate by the Office of Thrift Supervision. In addition, a conservator or receiver may be appointed under certain circumstances.

     The appropriate federal banking agency has the authority to reclassify a well-capitalized institution as adequately capitalized, and to treat an adequately capitalized or undercapitalized institution as if it were in the next lower capital category, if it is determined, after notice and an opportunity for a hearing, to be in an unsafe or unsound condition or to have received and not corrected a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. As a result of such classification or determination, the appropriate federal banking agency may require an adequately capitalized or under-capitalized institution to comply with certain mandatory and discretionary supervisory actions. A significantly undercapitalized savings association may not be reclassified, however, as critically undercapitalized.

     The terms of the 1995 subordinated notes and related indenture agreement prohibit the Corporation from paying cash dividends unless the Corporation's ratio of tangible equity to total assets exceeds 7.0%. The commercial bank line of credit also prohibits Metropolitan from paying cash dividends unless the Corporation's ratio of tangible equity to tangible assets exceeds 7.0%. As a result, the Corporation is currently prohibited from paying dividends to its shareholders.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK. The Bank can be a party to financial instruments with off-balance sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

     As of December 31, 2000, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $78,818 and $98,368, respectively. In addition, the Bank had firm commitments to sell loans totaling $30,800 at December 31, 2000. The Bank's commitments to originate and purchase loans are for loans at rates ranging from 6.63% to 18.00% and commitment periods up to one year.

     During 1998, the Corporation purchased approximately $44,385 of loans and sold non-refundable options to a third party to purchase these same loans at a later date. There were no purchases of this type in 1999 or 2000. The Corporation recognized a fee of $168 and $388 on the sale of options during the years ended December 31, 1999 and 1998, respectively. During 1998, certain options were sold with an agreement to share in the gain on sale of the loans in lieu of an option fee. The Corporation recognized a gain of $251 on the sale of these loans during the year ended December 31, 1998.

     RESERVE REQUIREMENTS. The Bank was required to maintain $241 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 2000. These funds do not earn interest.

     LIQUIDITY REQUIREMENT. The Corporation is required to maintain cash or short-term investments equal to six months interest on the 1995 subordinated notes, or approximately $675, as a condition of the indenture agreement related to the 1995 subordinated notes.

NOTE 16.  RELATED PARTY TRANSACTIONS

     In the years ended December 31, 2000, 1999 and 1998 the Corporation expensed $96 per year for management fees relating to services provided by a company with the same majority shareholder as the corporation.

     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with Metropolitan's and the Bank's directors, officers, significant shareholders and associates on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons, and that do not involve more than the normal risk of collectibility or present other unfavorable terms. Loans to such related parties totaled $1,734 and $1,611 at December 31, 2000 and 1999, respectively.

     Related party deposits totaled $1,178 and $1,752 at December 31, 2000 and 1999, respectively.

     In the third quarter, 1999, Robert Kaye purchased from Metropolitan Financial Corp. the cash surrender value of a life insurance policy on Mr. Kaye in which Metropolitan Financial Corp. was both the owner and beneficiary. The amount paid to Metropolitan Financial Corp. was in excess of the book value of the policy on the date of the transaction.

NOTE 17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Corporation. While these estimates are based on management's judgment of the most appropriate factors, there is no assurance that the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year end. The following table shows those financial instruments and the related carrying values. Financial instruments are excluded from this table in the case of carrying amount and fair value being equal.

                                               DECEMBER 31, 2000           DECEMBER 31, 1999
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
Financial assets:
  Securities..............................  $   54,786    $   54,650    $   51,708    $   51,884
  Mortgage-backed securities..............     195,829       195,829       255,727       255,727
  Loans, net..............................   1,286,823     1,308,365     1,190,672     1,202,368
  Loan servicing rights...................      20,597        28,727        10,374        12,944
Financial liabilities:
  Time deposits...........................    (819,087)     (823,372)     (808,435)     (808,074)
  Borrowings..............................    (426,079)     (428,847)     (360,396)     (357,997)
  Trust Preferred securities..............     (43,750)      (23,250)      (43,750)      (25,832)
Off Balance Sheet items:
  Interest rate swaps.....................          --        (1,296)           --            --

     The following methods and assumptions were used to estimate the fair value of financial instruments:

        CASH AND EQUIVALENTS -- The carrying amount of these items is a reasonable estimate of the fair value.

        SECURITIES AND MORTGAGE-BACKED SECURITIES -- The estimated fair value is based on quoted market prices or dealer estimates.

        LOANS, NET -- For loans held for sale, the fair value was estimated based on quoted market prices. The fair value of other loans is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

        FEDERAL HOME LOAN BANK STOCK -- The fair value is based upon the redemption value of the stock which equates to its carrying value.

        ACCRUED INTEREST RECEIVABLE -- The carrying amount and fair value are equal.

        LOAN SERVICING RIGHTS -- The fair value is based upon the discounted cash flow analysis.

        DEMAND AND SAVINGS DEPOSITS -- The fair value is the amount payable on demand at the reporting date.

        TIME DEPOSITS -- the fair value of fixed maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates offered at year end for similar remaining maturities.

        BORROWINGS -- The fair value of borrowings is estimated by discounting the estimated future cash flows using the rates offered at year end for similar remaining maturities.

        ACCRUED INTEREST PAYABLE -- The carrying amount and fair value are equal.

        COMMITMENTS -- The estimated fair value is not materially different from the nominal value.

        TRUST PREFERRED SECURITIES -- The estimated fair value is based upon quoted market prices.

        INTEREST RATE SWAPS -- The estimated fair value is based upon the discounted cash flow analysis.

NOTE 18.  SEGMENT REPORTING

     Metropolitan's operations include two major operating segments. A description of those segments follows:

          RETAIL AND COMMERCIAL BANKING -- Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding our 23 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business loans are concentrated in Northeastern Ohio.

          MORTGAGE BANKING -- Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Ohio and Western Pennsylvania. In general, fixed rate loans are originated for sale and adjustable rate loans may be originated for sale or to be retained in the portfolio. Loans being serviced include loans originated and still owned by Metropolitan, loans originated by Metropolitan but sold to others with servicing rights retained by Metropolitan, and servicing rights to loans originated by others but purchased by Metropolitan. The servicing rights Metropolitan purchases may be located in a variety of states and are typically being serviced for FannieMae or FreddieMac.

     The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations which do not generate revenue from outside customers.

     Operating results and other financial data for the current year and preceding two years are as follows:

     As of or for the year ended December 31, 2000

                                               RETAIL AND
                                               COMMERCIAL    MORTGAGE     PARENT
                                                BANKING      BANKING     AND OTHER      TOTAL
                                               ----------    --------    ---------    ----------
OPERATING RESULTS:
Net interest income..........................  $   25,901    $  8,148    $  5,065     $   39,114
Provision for losses on loans................       5,594         756          --          6,350
                                               ----------    --------    --------     ----------
Net interest income after provision for loan
  losses.....................................      20,307       7,392       5,065         32,764
Noninterest income...........................       5,666       3,539         350          9,555
Direct noninterest expense...................      19,651       7,081         666         27,398
Allocation of overhead.......................       9,382       3,380          --         12,762
                                               ----------    --------    --------     ----------
Net income before income taxes...............  $   (3,060)   $    470    $  4,749     $    2,159
                                               ==========    ========    ========     ==========
FINANCIAL DATA:
Segment assets...............................  $1,059,436    $475,283    $160,560     $1,695,279
Depreciation and amortization................       2,337       3,272         514          6,123
Expenditures for additions to premises and
  equipment..................................      36,032         965                     36,997

     As of or for the year ended December 31, 1999

                                               RETAIL AND
                                               COMMERCIAL    MORTGAGE     PARENT
                                                BANKING      BANKING     AND OTHER      TOTAL
                                               ----------    --------    ---------    ----------
OPERATING RESULTS:
Net interest income..........................  $   27,817    $  6,127    $  4,333     $   38,277
Provision for losses on loans................       5,662         648          --          6,310
                                               ----------    --------    --------     ----------
Net interest income after provision for loan
  losses.....................................      22,155       5,479       4,333         31,967
Noninterest income...........................       4,380       3,504        (729)         7,155
Direct noninterest expense...................      16,751       6,330         315         23,396
Allocation of overhead.......................       6,673       2,522          --          9,195
                                               ----------    --------    --------     ----------
Net income before income taxes...............  $    3,111    $    131    $  3,289     $    6,531
                                               ==========    ========    ========     ==========
FINANCIAL DATA:
Segment assets...............................  $1,089,666    $399,219    $119,234     $1,608,119
Depreciation and amortization................       1,850       2,634         430          4,913
Expenditures for additions to premises and
  equipment..................................      15,593       1,239                     16,832

     As of or for the year ended December 31, 1998

                                               RETAIL AND
                                               COMMERCIAL    MORTGAGE     PARENT
                                                BANKING      BANKING     AND OTHER      TOTAL
                                               ----------    --------    ---------    ----------
OPERATING RESULTS:
Net interest income..........................  $   21,733    $  6,837     $ 3,374     $   31,944
Provision for losses on loans................       2,642           8          --          2,650
                                               ----------    --------     -------     ----------
Net interest income after provision for loan
  losses.....................................      19,091       6,829       3,374         29,294
Noninterest income...........................       3,823       3,553         (59)         7,317
Direct noninterest expense...................      13,178       4,971         310         18,459
Allocation of overhead.......................       5,129       1,935          --          7,064
                                               ----------    --------     -------     ----------
Net income before income taxes...............  $    4,607    $  3,476     $ 3,005     $   11,088
                                               ==========    ========     =======     ==========
FINANCIAL DATA:
Segment assets...............................  $  898,126    $383,075     $82,232     $1,363,434
Depreciation and amortization................       1,375       2,612         352          4,338
Expenditures for additions to premises and
  equipment..................................       5,459       1,158                      6,617

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

NOTE 19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     Below is condensed financial information of Metropolitan Financial Corp. (parent company only). In this information, the parent's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Cash and due from banks.....................................  $    978    $    245
Securities available for sale...............................       889         835
Loans receivable............................................        50          50
Investment in Metropolitan Bank and Trust Company...........   110,643     103,944
Intangible assets...........................................        40          44
Prepaid expenses and other assets...........................     3,114       5,951
                                                              --------    --------
     Total assets...........................................  $115,714    $111,069
                                                              ========    ========
LIABILITIES
Borrowings..................................................  $ 19,985    $ 20,000
Other liabilities...........................................     2,520       2,451
Guaranteed preferred beneficial interests in the
  corporation's junior subordinated debentures..............    43,750      43,750
                                                              --------    --------
     Total liabilities......................................    66,255      66,201
SHAREHOLDERS' EQUITY
     Total shareholders' equity.............................    49,459      44,868
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $115,714    $111,069
                                                              ========    ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Interest on loans and securities............................  $   222    $   240    $   471
Interest on borrowings......................................   (2,001)    (2,234)    (1,917)
Interest on junior subordinated debentures..................   (4,156)    (3,418)    (1,633)
                                                              -------    -------    -------
Net interest expense........................................   (5,935)    (5,412)    (3,079)
Noninterest income
  Dividends from Metropolitan Bank and Trust Company........    4,000      2,000        500
  Other operating income....................................       (3)         3          4
                                                              -------    -------    -------
                                                                3,997      2,003        504
Noninterest expense
  Amortization of intangibles...............................        4          4          4
  State franchise taxes.....................................       --         --         23
  Other operating expenses..................................      332        310        283
                                                              -------    -------    -------
                                                                  336        314        310
                                                              -------    -------    -------
Income before income taxes..................................   (2,274)    (3,723)    (2,885)
  Federal income tax benefit................................   (2,118)    (1,941)    (1,171)
                                                              -------    -------    -------
Income before equity in undistributed net income of
  Metropolitan Bank and Trust Company.......................     (156)    (1,782)    (1,714)
Equity in undistributed net income of Metropolitan Bank and
  Trust Company.............................................    1,653      6,293      8,753
                                                              -------    -------    -------
Income before extraordinary item............................    1,497      4,511      7,039
Extraordinary item..........................................       --         --       (245)
                                                              -------    -------    -------
  Net income................................................  $ 1,497    $ 4,511    $ 6,794
                                                              =======    =======    =======

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $ 1,497    $  4,511    $  6,794
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity in net income of Metropolitan Bank and Trust
  Company...................................................   (1,653)     (6,293)     (8,753)
Amortization................................................        4           4           4
Change in other assets and liabilities......................    1,061        (668)       (655)
                                                              -------    --------    --------
     Net cash from operating activities.....................      909      (2,446)     (2,610)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities...........................       --       1,275      13,153
Purchase of securities available for sale...................      329         (51)    (12,800)
Capital contributions to Metropolitan Bank and Trust
  Company...................................................       --     (14,000)    (26,000)
Capital contributions to Metropolitan I Corporation.........     (275)
                                                              -------    --------    --------
Net cash from investing activities..........................      (54)    (12,776)    (25,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of guaranteed preferred beneficial
  interests in the corporation's junior subordinated
  debentures................................................       --      15,073      26,436
Repayment of borrowings.....................................       15          --      (4,874)
Net activity on lines of credit.............................       --      (2,000)      6,500
Proceeds from issuance of common stock......................      138       2,239          --
                                                              -------    --------    --------
Net cash from financing activities..........................      153      15,312      28,062
                                                              -------    --------    --------
     Net change in cash and cash equivalents................      733          90        (195)
Cash and cash equivalents at beginning of year..............      245         155         350
                                                              -------    --------    --------
Cash and cash equivalents at end of year....................  $   978    $    245    $    155
                                                              =======    ========    ========

NOTE 20.  LOAN SECURITIZATIONS

     During 2000, the Bank securitized one- to four-family loans and sold all of these securities while retaining the rights to service those loans. In prior years, the Bank securitized one- to four-family, multifamily, and commercial real estate loans. Those securities may have been sold or retained. All of the rights to service those loans were retained. An analysis of the activity in securitizations serviced by the Bank during 2000 follows:

                                             1-4 FAMILY      MULTIFAMILY     COMMERCIAL REAL
                                               LOANS            LOANS         ESTATE LOANS
                                           --------------   --------------   ---------------
Balance at December 31, 1999
  Principal balance of loans.............         $19,347         $145,224          $85,204
  Amortized cost of servicing rights.....            $141             $999             $316
  Servicing rights as a % of principal...            0.73%            0.69%            0.37%
New securitizations during the year
  Principal balance of loans.............          60,652               --               --
  Fair value of servicing rights.........             858               --               --
  Servicing rights as a % of principal...            1.42%              --               --
Principal payments received on loans
  securitized............................           8,032            7,253            8,080
Balance at December 31, 2000
  Principal balance of loans.............         $71,967         $137,971          $77,125
  Amortized cost of servicing rights.....            $988             $772             $194
  Servicing rights as a % of principal...            1.37%            0.56%            0.25%

                                             1-4 FAMILY      MULTIFAMILY     COMMERCIAL REAL
                                               LOANS            LOANS         ESTATE LOANS
                                           --------------   --------------   ---------------
Other information at end of period
  Securitized assets still owned.........            $205          $72,805          $77,125
  Delinquencies - past due 30 or more
     days................................             846            5,176            5,877
  Weighted average rate..................            7.73%            8.25%            8.44%
  Weighted average maturity (months).....             319              100               83
  Fair value of servicing rights.........          $1,052           $2,269             $445
  Fair value assumptions
     Discount rate.......................             9.0%            11.0%            11.0%
     Weighted average prepayment
       assumption........................         236 PSA          14% CPR          15% CPR
     Anticipated delinquency.............            1.10%            5.21%            9.09%
     Anticipated foreclosure rate........              --               --               --
Other information for the year
  Securitized assets sold................         $62,736          $33,545
  Gain on securitized assets sold........             477              247               --
  Credit losses net of recoveries........              --               --               --
  Range of fair value assumptions used
     Discount rate.......................       9.0 - 9.5%     11.0 - 11.5%     11.0 - 11.5%
     Prepayment assumption...............   161 - 751 PSA    12% - 14% CPR    12% - 15% CPR
     Anticipated delinquency.............   1.10% - 2.00%    5.21% - 7.25%   9.09% - 11.00%
     Anticipated foreclosure rate........              --               --               --

     The fair value of servicing rights remaining after loans are securitized is based on the assumptions utilized in calculating fair value. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:

                                                        1-4 FAMILY    MULTIFAMILY    COMMERCIAL REAL
                                                          LOANS          LOANS        ESTATE LOANS
                                                        ----------    -----------    ---------------
Fair value at December 31, 2000.......................    $1,052        $2,269            $445
Projected fair value based on
  1% added to discount rate...........................     1,018         2,166             391
  2% added to discount rate...........................       985         2,127             383
  10% increase in prepayment speed....................     1,003         2,158             391
  20% increase in prepayment speed....................       952         2,103             383
  25% increase in delinquency rate....................     1,048         2,233             397
  50% increase in delinquency rate....................       949         2,227             392
  Foreclosure rate of 0.25%...........................     1,033         2,201             382
  Foreclosure rate of 0.50%...........................     1,031         2,198             382

     These projections are hypothetical and should be used with caution. They only project changes based on a change in one variable at a time. All variables are dynamic, are subject to change at any time, and may interrelate so that movement in one causes movement in another.

     All loans securitized were transferred without recourse with the exception of the multifamily loans. They were securitized with limited recourse. The buyer has contracted with an insurance company to provide mortgage insurance covering the first $5 million of losses. The Bank is contingently liable for the next $8.7 million of losses. The buyer has accepted financial responsibility for all losses in excess of $13.7 million. There have been no losses to date on any of the multifamily loans secured by the Bank.

NOTE 21.  OFF-BALANCE SHEET ACTIVITIES

     The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.7 million, do not accrue interest and are renewed on an annual basis.

     Derivatives, such as interest rate swaps, futures and forwards, and interest rate options, are used for asset liability management. These instruments involve underlying items, such as interest rates, and are designed to transfer risk. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposures as credit exposure is limited to the amounts required to be received and paid. Derivatives may be exchanged-traded contracts or may be contracts between two parties. Collateral, obtained or given, is recorded at fair value.

     Information about notional amounts at year-end is as follows:

                                                       2000      1999
                                                      -------    ----
Interest rate swaps.................................  $40,000    --

     The Bank has entered into two interest rate swap contracts, with each having a notional amount of $20,000. Both contracts mature within five years and have the same counterparty. The Bank receives from the respective contracts variable interest based on one-month or three-month LIBOR. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain set rates on specific dates per the terms of the contract.

     The Bank has used the interest rate swap position to hedge variable rate advances with the Federal Home Loan Bank of Cincinnati. The principal amount of the borrowings matches the notional amount of the counterparty's position, thereby creating a fixed rate instrument. The variable interest rates paid to the Federal Home Loan Bank of Cincinnati are one-month LIBOR plus two basis points and three-month LIBOR less two basis points.

NOTE 22.  SUBSEQUENT EVENT

     At December 31, 2000, the Bank had $14.7 million of business loans to related borrowers which were classified as special mention loans. On March 26, 2001, based on financial projections provided by the borrower on March 12, 2001, these loans were put on nonaccrual and were judged to be impaired. Management has estimated the impairment to be approximately $3.5 million.

NOTE 23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED:
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Interest income...............................  $29,909     $31,539      $33,005         $33,334
Net interest income...........................    9,643      10,074        9,624           9,772
Provision for loan losses.....................    1,500       1,600        1,750           1,500
Net income....................................      607         547          299              44
Basic and diluted earnings per share..........  $  0.08     $  0.07      $  0.04         $  0.01
1999
Interest income...............................  $25,894     $27,374      $29,095         $29,557
Net interest income...........................    8,976       9,648       10,098           9,555
Provision for loan losses.....................      650       1,600        1,800           2,260
Net income....................................    1,438       1,504          875             694
Basic and diluted earnings per share..........  $  0.19     $  0.19      $  0.11         $  0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Information in this Part III required by Item 10 ("Directors and Executive Officers of the Company"), Item 11 ("Executive Compensation"), Item 12 ("Security Ownership of Certain Beneficial Owners and Management"), and Item 13 ("Certain Relationships and Related Transactions") is incorporated herein by reference to the information contained in the Corporation's Proxy Statement, dated March 27, 2001 and filed on that date in connection with the Corporation's 2001 Annual Meeting of Shareholders. Information concerning executive officers of the Company also required by Item 10 is contained in Part I of this report under the heading "Executive Officers of the Company."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) Exhibits, financial statements, and financial statement schedules.

                                                                PAGE NO.
                                                                ---------
1. Financial statements
     Report of Independent Auditors.........................        43
     Consolidated Statements of Financial Condition.........        44
     Consolidated Statements of Operations..................        45
     Consolidated Statements of Changes in Shareholders'
      Equity................................................        46
     Consolidated Statements of Cash Flows..................        47
     Notes to Consolidated Financial Statements.............        48
2. Financial Statement Schedules
     Parent Company Financial Statements....................        68
3. Exhibits.................................................        74

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Amended and Restated Articles of Incorporation of
               Metropolitan (filed as Exhibit 2 to the Corporation's Form
               8-A, filed October 15, 1996 and incorporated herein by
               reference).
   3.2         Amended and Restated Code of Regulations of Metropolitan as
               of April 25, 2000 (filed herewith).
   4.1         Indenture, dated as of April 30, 1998, of the Corporation
               relating to the 8.60% Junior Subordinated Debentures due
               June 30, 2028 (filed as Exhibit 4.1 to the Corporation's
               Form 10-Q, filed May 15, 1998 and incorporated herein by
               reference).
   4.2         Amended and Restated Trust Agreement, dated as of April 30,
               1998, of Metropolitan Capital Trust I (filed as Exhibit 4.2 to the Corporation's Form 10-Q, filed May 15, 1998 and
               incorporated herein by reference).
   4.3         Guarantee of the Corporation relating to the Trust Preferred
               Securities dated April 30, 1998 (filed as Exhibit 4.3 to the
               Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).
   4.4         Agreement as to Expenses and Liabilities, dated as of April
               30, 1998 (filed as Exhibit 4.4 to the Corporation's Form
               10-Q, filed May 15, 1998 and incorporated herein by
               reference).
   4.5         Indenture, dated as of May 14, 1999, of the Corporation
               relating to the 9.50% Junior Subordinated Debentures due
               June 30, 2029 (filed as Exhibit 4.1 to the Corporation's
               Form S-1, filed May 11, 1999 and incorporated herein by
               reference).
   4.6         Amended and Restated Trust Agreement, dated as of May 14,
               1999, of Metropolitan Capital Trust II (filed as Exhibit 4.4 to the Corporation's Form S-1, filed May 11, 1999 and
               incorporated herein by reference).
   4.7         Guarantee of the Corporation relating to the Trust Preferred
               Securities dated May 14, 1999 (filed as Exhibit 4.6 to the
               Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).
   4.8         Agreement as to Expenses and Liabilities, dated as of May
               14, 1999 (filed as Exhibit D to Exhibit 4.4 to the
               Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).
   4.9         Specimen Subordinated Note relating to the 9 5/8%
               Subordinated Notes due January 1, 2005 (found at Sections
               2.2 and 2.3 of the Form of Indenture filed as Exhibit 4.1 to
               Metropolitan's Amendment No. 1 to Registration Statement on
               Form S-1, filed November 13, 1995 and incorporated herein by reference).
   4.10        Form of Indenture entered into December 1, 1995 between
               Metropolitan and Boatmen's Trust Company (filed as Exhibit
               4.1 to Metropolitan's Amendment No. 1 to Registration
               Statement on Form S-1, filed November 13, 1995 and
               incorporated herein by reference).
  10.1         Fifth Amendment to Restated Loan Agreement by and between
               The Huntington National Bank and the Corporation dated as of
               July 28, 2000 (Incorporated herein by reference to Exhibit
               10.1 to the Corporation's Form 10-Q filed on November 14,
               2000).
    11         Statement regarding computation of per share earnings
               (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.
    21         List of subsidiaries of the Corporation (filed as Exhibit 21 to Metropolitan's Registration Statement on Form S-1, filed
               February 26, 1999 and incorporated herein by reference).
    23         Consent of Independent Accountants.
    24         Power of Attorney.

REPORT ON FORM 8-K.

     On September 26, 2000 the Corporation filed a Current Report on Form 8-K to report, under Item 5, that on September 26, 2000, the Board of Directors' authorized management to repurchase securities, other than common stock, issued by Metropolitan, Metropolitan Capital Trust I, and Metropolitan Capital Trust II.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METROPOLITAN FINANCIAL CORP.

                                        By: /s/ Kenneth T. Koehler

            --------------------------------------------------------------------
                                        Kenneth T. Koehler,
                                        President, Assistant Secretary,
                                        Assistant Treasurer, and Director

                                        Date: April 2, 2001

                    ------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By: /s/ Donald F. Smith

            --------------------------------------------------------------------
                                        Donald F. Smith,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                        Date: April 2, 2001

                    ------------------------------------------------------------

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

                                        By: /s/ Kenneth T. Koehler

            --------------------------------------------------------------------
                                        Kenneth T. Koehler
                                        Attorney-in-Fact

                                        Date: April 2, 2001

                    ------------------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   3.1         Amended and Restated Articles of Incorporation of
               Metropolitan (filed as Exhibit 2 to the Corporation's Form
               8-A, filed October 15, 1996 and incorporated herein by
               reference).
   3.2         Amended and Restated Code of Regulations of the Corporation
               as of April 25, 2000 (filed herewith).
   4.1         Indenture, dated as of April 30, 1998, of the Corporation
               relating to the 8.60% Junior Subordinated Debentures due
               June 30, 2028 (filed as Exhibit 4.1 to the Corporation's
               Form 10-Q, filed May 15, 1998 and incorporated herein by
               reference).
   4.2         Amended and Restated Trust Agreement, dated as of April 30,
               1998, of Metropolitan Capital Trust I (filed as Exhibit 4.2 to the Corporation's Form 10-Q, filed May 15, 1998 and
               incorporated herein by reference).
   4.3         Guarantee of the Corporation relating to the Trust Preferred
               Securities dated April 30, 1998 (filed as Exhibit 4.3 to the
               Corporation's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).
   4.4         Agreement as to Expenses and Liabilities, dated as of April
               30, 1998 (filed as Exhibit 4.4 to the Corporation's Form
               10-Q, filed May 15, 1998 and incorporated herein by
               reference).
   4.5         Indenture, dated as of May 14, 1999, of the Corporation
               relating to the 9.50% Junior Subordinated Debentures due
               June 30, 2029 (filed as Exhibit 4.1 to the Corporation's
               Form S-1, filed May 11, 1999 and incorporated herein by
               reference).
   4.6         Amended and Restated Trust Agreement, dated as of May 14,
               1999, of Metropolitan Capital Trust II (filed as Exhibit 4.4 to the Corporation's Form S-1, filed May 11, 1999 and
               incorporated herein by reference).
   4.7         Guarantee of the Corporation relating to the Trust Preferred
               Securities dated May 14, 1999 (filed as Exhibit 4.6 to the
               Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).
   4.8         Agreement as to Expenses and Liabilities, dated as of May
               14, 1999 (filed as Exhibit D to Exhibit 4.4 to the
               Corporation's Form S-1, filed May 11, 1999 and incorporated herein by reference).
   4.9         Specimen Subordinated Note relating to the 9 5/8%
               Subordinated Notes due January 1, 2005 (found at Sections
               2.2 and 2.3 of the Form of Indenture filed as Exhibit 4.1 to
               Metropolitan's Amendment No. 1 to Registration Statement on
               Form S-1, filed November 13, 1995 and incorporated herein by reference).
   4.10        Form of Indenture entered into December 1, 1995 between
               Metropolitan and Boatmen's Trust Company (filed as Exhibit
               4.1 to Metropolitan's Amendment No. 1 to Registration
               Statement on Form S-1, filed November 13, 1995 and
               incorporated herein by reference).
  10.1         Fifth Amendment to Restated Loan Agreement by and between
               The Huntington National Bank and the Corporation dated as of
               July 28, 2000 (Incorporated herein by reference to Exhibit
               10.1 to the Corporation's Form 10-Q filed on November 14,
               2000).
    11         Statement regarding computation of per share earnings
               (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.
    21         List of subsidiaries of the Corporation (filed as Exhibit 21 to Metropolitan's Registration Statement on Form S-1 filed
               February 26, 1999 and incorporated herein by reference).
    23         Consent of Independent Accountants.
    24         Power of Attorney.