Form 10-Q
period 2001-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2001-05-15
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.
                               --------------

Commission file number             000-21553
                      ---------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                                34-1109469
-------------------------------                             ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

         22901 Mill Creek Blvd., Highland Hills, Ohio            44122
-------------------------------------------------------------------------------
           (Address of Principal Executive Offices)           (Zip Code)

                                 (216) 206-6000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No ____
   ---

As of May 11, 2001, there were 8,110,327 common shares of the Registrant issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS
                                -----------------


                          PART I.    FINANCIAL INFORMATION                                                     PAGE
                          Item 1.  Financial Statements:

                            Consolidated Statements of Financial Condition
                            as of March  31, 2001 and December 31, 2000                                          3

                            Consolidated Statements of Operations for the
                            three months ended March 31, 2001 and 2000                                           4

                            Condensed Consolidated Statements of Cash Flows
                            for the three months ended March 31, 2001 and 2000                                   5

                            Consolidated Statement of Changes in Shareholders' Equity
                            for the three months ended March 31, 2001 and 2000                                   6

                            Notes to Consolidated Financial Statements                                         7-18

                          Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                        19-28

                          Item 3. Quantitative and Qualitative Disclosures About
                          Market Risk                                                                          29-32

                          PART II.   OTHER INFORMATION

                          Item 6. Exhibits and Reports on Form 8-K                                             32-33

                          SIGNATURE                                                                             34



                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                                   March 31, 2001        December 31, 2000
                                                                                   --------------        -----------------
         ASSETS
         Cash and due from banks                                                       $   14,246               $   17,010
         Interest-bearing deposits in other banks                                           6,631                    2,727
         Securities available for sale                                                     30,665                   39,306
         Securities held to maturity                                                       15,322                   15,480
         Mortgage-backed securities available for sale                                    202,197                  195,829
         Loans held for sale                                                              115,714                   51,382
         Loans receivable, net                                                          1,178,317                1,235,441
         Federal Home Loan Bank stock                                                      20,993                   20,624
         Premises and equipment, net                                                       68,881                   66,393
         Loan servicing rights, net                                                        20,986                   20,597
         Accrued income, prepaid expenses and other assets                                 25,096                   23,626
         Real estate owned, net                                                             3,927                    4,262
         Intangible assets                                                                  2,697                    2,602
                                                                                       ----------               ----------
              Total assets                                                             $1,705,672               $1,695,279
                                                                                       ==========               ==========

         LIABILITIES
         Noninterest-bearing deposits                                                  $   94,128               $   97,385
         Interest-bearing deposits                                                      1,065,482                1,048,882
                                                                                        ---------                ---------
            Total deposits                                                              1,159,610                1,146,267
         Borrowings                                                                       422,428                  426,079
         Other liabilities                                                                 31,821                   29,724
         Guaranteed Preferred Beneficial Interests in the
           Corporation's Junior Subordinated Debentures                                    43,750                   43,750
                                                                                       ----------               ----------
            Total liabilities                                                           1,657,609                1,645,820
                                                                                       ----------               ----------
         SHAREHOLDERS' EQUITY
         Preferred stock, 10,000,000 shares authorized,
           none issued                                                                         --                       --
         Common stock, no par value, 10,000,000
           shares authorized, 8,107,208 and 8,099,852
           shares issued and outstanding, respectively                                         --                       --
         Additional paid-in capital                                                        20,907                   20,882
         Retained earnings                                                                 29,245                   29,668
         Accumulated other comprehensive income (loss)                                     (2,089)                 (1,091)
                                                                                       ----------               ----------
            Total shareholders' equity                                                    48,063                    49,459
                                                                                       ----------               ----------
              Total liabilities and shareholders' equity                               $1,705,672               $1,695,279
                                                                                       ==========               ==========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                                               Three Months Ended March 31,
                                                                                            ----------------------------------
                                                                                             2001                       2000
                                                                                            -------                    -------
INTEREST INCOME
  Interest and fees on loans                                                                $26,998                    $24,604
  Interest on mortgage-backed securities                                                      3,361                      4,184
  Interest and dividends on other securities                                                  1,276                      1,121
                                                                                            -------                    -------
    Total interest income                                                                    31,635                     29,909
                                                                                            -------                    -------
INTEREST EXPENSE
  Interest on deposits                                                                       15,130                     13,519
  Interest on borrowings                                                                      6,418                      5,749
  Interest on junior subordinated debentures                                                    998                        998
                                                                                            -------                    -------
    Total interest expense                                                                   22,546                     20,266
                                                                                            -------                    -------
NET INTEREST INCOME                                                                           9,089                      9,643
Provision for loan losses                                                                     1,055                      1,500
                                                                                            -------                    -------
Net interest income after provision for loan losses                                           8,034                      8,143
                                                                                            -------                    -------
NONINTEREST INCOME
  Net gain on sale of loans                                                                     669                        309
  Loan servicing income, net                                                                  (109)                        335
  Service charges on deposit accounts                                                           404                        320
  Net gain on sale of securities                                                                400                        333
  Other operating income                                                                      1,056                        818
                                                                                            -------                    -------
    Total noninterest income                                                                  2,420                      2,115
                                                                                            -------                    -------
NONINTEREST EXPENSE
  Salaries and related personnel costs                                                        5,770                      5,177
  Occupancy and equipment expense                                                             1,767                      1,340
  Federal deposit insurance premiums                                                            347                        359
  Data processing expense                                                                       417                        331
  Marketing expense                                                                             279                        222
  State franchise taxes                                                                         244                        262
  Amortization of intangibles                                                                    69                         66
  Other operating expenses                                                                    2,325                      1,602
                                                                                            -------                    -------
    Total noninterest expense                                                                11,218                      9,359
                                                                                            -------                    -------
INCOME (LOSS) BEFORE INCOME TAXES                                                             (764)                        899
Provision (benefit) for income taxes                                                          (341)                        292
                                                                                            -------                    -------
NET INCOME (LOSS)                                                                        $    (423)                   $    607
                                                                                          =========                    =======
Basic earnings (loss) per share                                                          $   (0.05)                  $    0.08
                                                                                          =========                   ========
Diluted earnings (loss) per share                                                        $   (0.05)                  $    0.08
                                                                                          =========                   ========

Weighted average shares outstanding for basic earnings per share                          8,103,437                  8,068,467
Effect of dilutive options                                                                      --                          --
                                                                                         ----------                  ---------
Weighted average shares outstanding for diluted earnings per share                        8,103,437                  8,068,467
                                                                                         ==========                  =========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Three Months Ended March 31,
                                                                                         -------------------------------------
                                                                                            2001                       2000
                                                                                          ---------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      $ (5,020)                 $  (12,860)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                            (45,060)                    (80,743)
  Purchases of:
    Loans                                                                                  (51,352)                    (16,883)
    Mortgage-backed securities                                                             (10,299)                         --
    Securities available for sale                                                           (1,319)                        (12)
    Securities held to maturity                                                                 --                        (100)
    Mortgage servicing rights                                                                  423                          --
    Premises and equipment                                                                  (3,469)                     (5,102)
  Proceeds from maturities and repayments of:
    Loans                                                                                   89,073                      72,739
    Mortgage-backed securities                                                               4,194                      17,903
    Securities available for sale                                                           10,000
  Proceeds from sale of:
    Loans                                                                                       --                       4,276
    Mortgage-backed securities                                                                  --                      21,419
    Premises, equipment, and real estate owned                                                 348                       1,275
                                                                                          ---------                 -----------
      Net cash provided by (used in) investing activities                                   (7,461)                     14,772
                                                                                          ---------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                            13,343                     (31,256)
  Proceeds from borrowings                                                                  20,000                     141,150
  Repayment of borrowings                                                                   (3,651)                    (65,385)
  Net activity on lines of credit                                                          (20,000)                    (49,100)
  Proceeds from issuance of common stock                                                        25                          37
                                                                                          ---------                 -----------
    Net cash provided by (used in) financing activities                                      9,717                      (4,554)
                                                                                          ---------                 -----------

Net change in cash and cash equivalents                                                     (2,764)                     (2,642)
Cash and cash equivalents at beginning of period                                            17,010                      19,001
                                                                                          ---------                 -----------
Cash and cash equivalents at end of period                                                $ 14,246                  $   16,359
                                                                                          =========                 ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                              $  22,675                 $   19,945
    Income taxes                                                                              1,174                         --
    Transfers from loans receivable to real estate owned                                        305                         --
    Transfers from loans receivable to loans held for sale                                   53,634                         --
    Loans securitized                                                                        27,753                      8,557


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                                                            ACCUMULATED
                                                          ADDITIONAL                           OTHER             TOTAL
                                            COMMON         PAID-IN           RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                             STOCK         CAPITAL           EARNINGS      INCOME (LOSS)        EQUITY
                                            ------        ----------         --------      -------------     -------------

BALANCE DECEMBER 31, 1999                  $    --           $20,744           $28,171        $(4,047)           $44,868
Comprehensive income (loss):
   Net income                                                                      607                               607
   Change in unrealized loss on
     securities, net of tax and net of
     reclassification of gain of $216
     from net income                                                                           (1,580)            (1,580)
                                                                                                                   -----
     Total comprehensive income (loss)                                                                              (973)
Issuance of shares of Common stock
   Stock purchase plan-9,033 shares                               37                                                  37
                                                           ---------       -----------      ---------         ----------
BALANCE MARCH 31, 2000                    $     --           $20,781           $28,778        $(5,627)           $43,932
                                                           =========       ===========      =========         ==========


BALANCE DECEMBER 31, 2000                  $    --           $20,882           $29,668        $(1,091)           $49,459
Comprehensive income (loss):
   Net loss                                                                       (423)                             (423)
   Change in unrealized loss on
     securities and derivatives,  net of
     tax and net of reclassification
     of gain of $260 from net income                                                             (998)              (998)
                                                                                                              ----------
     Total comprehensive income (loss)                                                                            (1,421)
Issuance of shares of Common stock
   Stock purchase plan-7,356 shares                               25                                                  25
                                                           ---------       -----------      ---------         ----------
BALANCE MARCH 31, 2001                    $     --           $20,907           $29,245        $(2,089)           $48,063
                                                           =========       ===========      =========         ==========






















See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank & Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 2001 and 2000; (b) the financial condition at March 31, 2001 and December 31, 2000; (c) the statement of cash flows for the three month periods ended March 31, 2001 and 2000; and (d) the statement of changes in shareholders' equity for the three month periods ended March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements. Unless otherwise indicated, dollar amounts are in thousands, except per share data.

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

Securities classified as available for sale are those that management could sell for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax, and recognized as part of comprehensive income. Gains or losses on dispositions are based on net proceeds and the adjusted historic cost of securities sold, using the specific identification method. Other securities, such as Federal Home Loan Bank stock, are carried at cost.

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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At March 31, 2001 and December 31, 2000, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

DERIVATIVES: Effective January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Net interest income (expense) resulting from the difference between fixed and floating rate interest payments is recorded on the accrual basis to interest income (expense). The change in fair value of the derivative is recorded as an increase (decrease) to accumulated other comprehensive income (loss).

EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income
(loss) by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock.

COMPREHENSIVE INCOME: Comprehensive income consists of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, equity investments, and derivatives which are also recognized as a separate component of equity.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at March 31, 2001 and December 31, 2000 were as follows (in thousands):


                                                                             March 31, 2001
                                          -------------------------------------------------------------------------------------
                                             Amortized         Gross Unrealized         Gross Unrealized                  Fair
                                               Cost                 Gains                    Losses                      Value
                                               ----                 -----                    ------                      -----
AVAILABLE FOR SALE
Mutual funds                                     $    902                                                             $    902
FreddieMac preferred stock                          7,500                                  $  (900)                      6,600
FreddieMac note                                    10,000                                                               10,000
FannieMae notes                                     9,954                                      (54)                      9,900
Treasury notes and bills                            3,246            $ 17                                                3,263
Mortgage-backed securities                        202,188             522                     (513)                    202,197
                                                  -------            ----                  -------                    --------
                                                  233,790             539                   (1,467)                    232,862
HELD TO MATURITY
Tax-exempt municipal bond                          14,547                                   (2,910)                     11,637
Revenue bond                                          775                                                                  775
                                                  -------                                  -------                    --------
                                                   15,322                                   (2,910)                     12,412
                                                  -------                                  -------                    --------
   Total securities                              $249,112            $539                  $(4,377)                   $245,274
                                                 ========           =====                  =======                    ========



                                                                           December 31, 2000
                                          ------------------------------------------------------------------------------------
                                                 Amortized     Gross Unrealized         Gross Unrealized                Fair
                                                   Cost             Gains                    Losses                    Value
                                                 ---------     ----------------          ---------------              --------
AVAILABLE FOR SALE
Mutual funds                                       $  889                                                             $    889
FreddieMac preferred stock                          7,500                                  $(1,350)                      6,150
FreddieMac note                                    10,000                                      (14)                      9,986
FannieMae notes                                    19,950            $ 10                      (40)                     19,920
Treasury notes and bills                            2,361                                                                2,361
Mortgage-backed securities                        196,052             534                     (757)                    195,829
                                                 --------            ----                  -------                    --------
                                                  236,752             544                   (2,161)                    235,135
HELD TO MATURITY
Tax-exempt municipal bond                          14,705                                     (145)                     14,560
Revenue bond                                          775               9                                                  784
                                                 --------            ----                  -------                    --------
                                                   15,480               9                     (145)                     15,344
                                                 --------            ----                  -------                    --------
   Total securities                              $252,232            $553                  $(2,306)                   $250,479
                                                 ========            ====                  =======                    ========


4. LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 2001 and December 31, 2000 was as follows (in thousands):


                                                               March 31, 2001                             December 31, 2000
                                                               --------------                             -----------------
Real estate loans
   Construction loans:
      One-to four-family                                           $137,189                                    $ 125,989
      Multifamily                                                     3,730                                        7,502
      Commercial                                                        250                                        5,873
      Land                                                           68,027                                       54,100
      Loans in process                                              (83,383)                                     (72,156)
                                                                 ----------                                    ---------
         Construction loans, net                                    125,813                                      121,308
   Permanent loans:
      One- to four-family                                           296,517                                      288,352
      Multifamily                                                   251,514                                      273,358
      Commercial                                                    218,959                                      254,824
                                                                 ----------                                    ---------
         Total real estate loans                                    892,803                                      937,842
Consumer loans                                                      159,364                                      163,019
Business and other loans                                            135,091                                      143,329
                                                                 ----------                                    ---------
         Total loans                                              1,187,258                                    1,244,190
Premiums on loans, net                                                7,750                                        7,393
Deferred loan fees, net                                              (2,204)                                      (2,191)
Allowance for losses on loans                                       (14,487)                                     (13,951)
                                                                 ----------                                    ---------
        Total loans receivable                                   $1,178,317                                    $1,235,441
                                                                 ==========                                    =========


Activity in the allowance for losses on loans for the periods ended March 31, 2001 and 2000 was as follows (in thousands):


                                                                                                   Three Months Ended March 31,
                                                                                                   2001                    2000
                                                                                                  -------                 -------
Balance at the beginning of the period                                                            $13,951                 $11,025
Provision for loan losses                                                                           1,055                   1,500
Net charge-offs                                                                                      (519)                   (722)
                                                                                                  -------                 -------
Balance at end of period                                                                          $14,487                 $11,803
                                                                                                  =======                 =======



             Nonperforming loans were as follows at (in thousands):

                                                                                                  March 31,            December 31,
                                                                                                   2001                    2000
                                                                                                  ---------            ------------
Loans past due over 90 days still on accrual                                                       $ 4,074               $ 6,434
Nonaccrual loans                                                                                    20,316                14,739


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

Information regarding impaired loans was as follows (in thousands):


                                                                                                 March 31,             December 31,
                                                                                                   2001                    2000
                                                                                                 ---------             ------------
Balance of impaired loans                                                                         $17,797                $ 4,869
Less portion for which no allowance
  for losses on loans is allocated                                                                  2,777                  4,649
                                                                                                  -------                -------
Balance of impaired loans for which
  an allowance for loan losses is allocated                                                       $15,020                $   220
                                                                                                  =======                =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance                                                          $ 3,592                $   197
                                                                                                  =======                =======



                                                                                 March 31,                  March 31,
                                                                                   2001                       2000
                                                                                   -----                      ----
Average investment in impaired loans
  during the period year to date                                                   $ 7,185                  $4,620
                                                                                   =======                  ======
Interest income recognized during
  impairment year to date                                                          $    55                  $   17
                                                                                   =======                  ======
Interest income recognized on a
  cash basis during the period year to date                                        $    55                  $   17
                                                                                   =======                  ======


5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):


                                                                                 March 31,               December 31,
                                                                                    2001                     2000
                                                                                    ----                     ----
Land                                                                               $10,647                   $10,535
Office buildings                                                                    32,469                    11,718
Leasehold improvements                                                               3,249                     3,184
Furniture, fixtures, and equipment                                                  20,299                    17,948
Construction in progress                                                            10,232                    30,210
                                                                                    ------                   -------
   Total                                                                            76,896                    73,595
Accumulated depreciation                                                             8,015                     7,202
                                                                                    ------                   -------
   Total premises and equipment                                                    $68,881                   $66,393
                                                                                   =======                   =======


In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building. As a result, interest expenses have been incurred to finance construction. These costs are capitalized as they are incurred while the building is under construction and are included as a portion of the historical cost to be depreciated over the useful life of the building. Interest is also capitalized on the construction of retail sales offices. Interest expense capitalized for the three-month periods ended March 31, 2001 and 2000 are $228 and $118, respectively.

6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands):


                                                                                  March 31,               December 31,
                                                                                    2001                     2000
                                                                                    ----                     ----
Mortgage loan portfolios serviced for:
  FreddieMac                                                                       $ 951,061                  $ 882,715
  FannieMae                                                                          818,221                    849,472
  Others                                                                             208,592                    205,312
                                                                                  ----------                 ----------
    Total loans serviced for others                                               $1,977,874                 $1,937,499
                                                                                  ==========                 ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $29,288 and $25,484 at March 31, 2001 and December 31, 2000, respectively.

The following is an analysis of the changes in cost of loan servicing rights for the three month period ended March 31, 2001 and 2000 (in thousands):


                                                                                     Three Months Ended March 31,
                                                                                   2001                        2000
                                                                                  -------                    -------
Balance at the beginning of the period                                            $20,597                    $10,374
Acquired or originated                                                              1,877                        251
Amortization                                                                       (1,488)                      (610)
                                                                                  -------                    -------
Balance at the end of the period                                                  $20,986                    $10,015
                                                                                  =======                    =======


7. DEPOSITS

Deposits consisted of the following (in thousands):


                                                                                    March 31,            December 31,
                                                                                     2001                     2000
                                                                                     ----                     ----
Noninterest-bearing checking accounts                                                $ 94,128                 $ 97,385

Interest-bearing checking accounts                                                    144,924                  123,537
Passbook savings and statement savings                                                103,907                  106,258
Certificates of deposit                                                               816,651                  819,087
                                                                                    ---------               ----------
  Total interest-bearing deposits                                                   1,065,482                1,048,882
                                                                                    ---------               ----------
  Total deposits                                                                   $1,159,610               $1,146,267
                                                                                    =========                =========


At March 31, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):

         Year                                    Weighted Average
        Ended                   Amount            Interest Rate
        -----                  --------          ----------------
         2001                  $524,922                6.44%
         2002                   176,683                6.14
         2003                    95,857                5.64
         2004                    11,443                5.85
         2005                     5,738                6.60
      Thereafter                  2,008                6.40
                               --------
                               $816,651                6.27%
                               ========


8. BORROWINGS

Borrowings consisted of the following at March 31, 2001 and December 31, 2000 (in thousands):


                                                                                  March 31,                 December 31,
                                                                                    2001                       2000
                                                                                    ----                       ----

Federal Home Loan Bank Advances (6.1% and 6.5% at
  March 31, 2001 and December 31, 2000, respectively)                              $361,443                   $365,094

Reverse repurchase agreements (5.9% at March 31, 2001
  and December 31, 2000)                                                             41,000                     41,000

Commercial bank line of credit (7.3% and 8.8% at March 31,
  2001 and December 31, 2000, respectively)                                           6,000                      6,000

Subordinated debt maturing January 1, 2005
  (9.625% fixed rate)                                                                13,985                     13,985
                                                                                   --------                   --------
                                                                                   $422,428                   $426,079
                                                                                   ========                   ========


At March 31, 2001, scheduled payments on borrowings were as follows (in thousands):

                                                       Weighted Average
             Year Ended                   Amount        Interest Rate
             ----------                  --------       -------------
                2001                     $130,104            6.03%
                2002                       58,598            6.20
                2003                       69,201            5.18
                2004                       48,495            6.24
                2005                       64,152            5.87
             Thereafter                    51,878            7.31
                                         --------
                Total                    $422,428            6.07%
                                         ========

At March 31, 2000, Federal Home Loan Bank advances were collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $21 million, $293 million, $163 million and $34 million, respectively.

The Corporation has a commercial line of credit agreement with a commercial bank. The maximum borrowing under the line is $12,000,000. The balance outstanding at March 31, 2001 was $6,000,000. The line matures annually on May 31, including this year. The interest rate on the line is tied to LIBOR or prime at the Corporation's option. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount equal to at least 200% of any outstanding balance.

9. OFF-BALANCE-SHEET ACTIVITIES

The Bank can be a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial commitments include commitments to make loans. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded in the financial statements.

As of March 31, 2001, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $103,293,000 and $72,290,000, respectively. In addition, the Bank had firm commitments to sell loans totaling $76,969,000 at March 31, 2001. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 6.25% to 18.00% and commitment periods up to one year.

The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.7 million, do not accrue interest and are renewed on an annual basis.

The Bank has entered into two interest rate swap contracts to hedge variable rate advances with each having a notional amount of $20,000. Both contracts mature within five years and have the same counterparty. The Bank receives from the respective contracts variable interest based on one-month or three-month LIBOR. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain rates set on specific dates per the terms of the contracts.

10. SEGMENT REPORTING

Metropolitan's operations include two major operating segments. A description of those segments follows:

Retail and Commercial Banking--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the communities surrounding our 23 retail sales offices in Northeastern Ohio. The market for lending and originations is Ohio and the surrounding states and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business and consumer loans are concentrated in Northeastern Ohio.

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

Operating results and other financial data for the current and preceding year are as follows (in thousands):

         As of or for the three months ended March 31, 2001


                                                      RETAIL AND
                                                      COMMERCIAL         MORTGAGE            PARENT
                                                       BANKING            BANKING           AND OTHER            TOTAL
                                                      ----------         --------           ---------          ---------
OPERATING RESULTS:
Net interest income                                  $    4,845         $   4,460           $   (216)         $    9,089
Provision for losses on loans                               949               106                ---               1,055
                                                        -------           -------             ------            --------
Net interest income after
  provision for loan losses                               3,896             4,354               (216)              8,034
Noninterest income                                        1,035               982                403               2,420
Direct noninterest expense                                4,755             1,924                430               7,109
Allocation of overhead                                    2,925             1,184                                  4,109
                                                        -------           -------             ------            --------
Net income (loss) before income taxes                $   (2,749)         $  2,228           $   (243)         $     (764)
                                                        =======           =======             ======            ========
FINANCIAL DATA:
Segment assets                                       $1,055,288          $487,764           $162,620          $1,705,672
Depreciation and amortization                               686             1,340                 91               2,117
Expenditures for additions
  to premises and equipment                               2,859               610                                  3,469


         As of or for the three months ended March 31, 2000


                                                   RETAIL AND
                                                   COMMERCIAL          MORTGAGE            PARENT
                                                     BANKING            BANKING           AND OTHER              TOTAL
                                                   ----------          --------           ---------            ---------
OPERATING RESULTS:
Net interest income                                     $ 6,472            $1,317             $1,854              $9,643
Provision for losses on loans                               959               164                377               1,500
                                                        -------          --------             ------              ------
Net interest income after
  provision for loan losses                               5,513             1,153              1,477               8,143
Noninterest income                                        1,358               715                 42               2,115
Direct noninterest expense                                4,634             1,640                 95               6,369
Allocation of overhead                                    2,209               781                                  2,990
                                                        -------          --------             ------              ------
Net income before income taxes                          $    28          $   (553)            $1,424              $  899
                                                        =======          ========             =====               ======
FINANCIAL DATA:
Segment assets                                       $1,061,369          $424,499           $116,520          $1,602,388
Depreciation and amortization                               571               537                123               1,231
Expenditures for additions
  to premises and equipment                               4,710               392                                  5,102



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

11. METROPOLITAN FINANCIAL CORP. STOCK PURCHASE PLAN

In July, 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Corporation and its subsidiaries and certain affiliated companies to make purchases of the Corporation's common shares at 95% of the fair market value. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999. Shares issued under this plan during the three months ended March 31, 2001 totaled 7,356.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA


                                                                                    Three months ended March 31,
                                                                                     2001                 2000
                                                                                     ----                 ----
Net income (loss) (in thousands)                                                   $(423)                 $607
Basic and diluted earnings per share                                               (0.05)                 0.08
Return on average assets                                                           (0.10)  %              0.15 %
Return on average equity                                                           (3.47)  %              5.47 %
Noninterest expense to average assets                                                2.68  %              2.35 %
Efficiency ratio                                                                   100.37  %             81.34 %
Net interest margin                                                                  2.33  %              2.54 %
Net charge-offs to average loans                                                     0.16  %              0.24 %



                                                                 March 31,              December 31,              March 31,
                                                                   2001                    2000                     2000
                                                                   ----                    ----                     ----
Total assets (in thousands)                                     $1,705,672               $1,695,279              $1,602,388
Shareholders' equity (in thousands)                                 48,063                   49,459                  43,932
Shareholders' equity to total assets                                  2.82 %                   2.92 %                  2.74 %
Shares outstanding                                               8,107,208                8,099,852               8,072,777
Book value per share                                                 $5.93                    $6.11                   $5.44
Tangible book value per share                                         5.60                     5.79                    5.15
Market value of common stock                                          4.00                     2.38                    3.75
Nonperforming assets to total assets (2)                              1.66 %                   1.12 %                  0.90 %
Allowance for losses on loans to total loans (2)                      1.11 %                   1.07 %                  0.97 %


(2) Ratios are based on period end balances.

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, service charges on deposit accounts, and gains or losses on the sales of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

RESULTS OF OPERATIONS

Net Income. Net income decreased $1.0 million to a net loss of $423,000 for the three months ended March 31, 2001 as compared to net income of $607,000 for the first quarter, 2000. Net interest income and provision for loan losses decreased $0.6 million and $0.4 million, respectively, for the three months ended March 31, 2001 over the prior year period and noninterest income increased $0.3 million from the same prior year period. Noninterest expense increased $1.9 million to $11.2 million for the quarter from $9.4 million from the prior year quarter primarily as a result of increased personnel and professional services costs.

Our net interest margin decreased twenty-one basis points to 2.33% for the three month period ended March 31, 2001 as compared to 2.54% for the same period in 2000, primarily due to an increased cost of funds.

Interest Income. Total interest income increased 5.8% to $31.6 million in the three month period ended March 31, 2001, as compared to $29.9 million in the same period in 2000. This increase resulted primarily from an increased weighted average yield, particularly loans receivable, in the three month period ended March 31, 2001 as compared to the prior year along with a slight increase in average interest-earning assets from the same period last year.

Interest Expense. Total interest expense increased 11.3% to $22.5 million for the three month period ended March 31, 2001, as compared to $20.3 million for the same period in 2000. Interest expense increased due to a 2.9% increase in the average balance of interest-bearing liabilities outstanding and an increased cost of funds for the three month period ending March 31, 2001 compared to the same period in 2000. We increased our average balance of interest-bearing liabilities in order to fund our growth of interest-earning assets. The average balance of borrowings increased $51.3 million, or 13.8% for the three month period ending March 31, 2001 as compared to the prior year period as our deposit growth slowed and other sources of funds were utilized. As a result, Metropolitan's cost of funds increased to 6.10% for the first quarter, 2001 as compared to 5.62% for the same period in 2000.

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


                                                                        Three Months Ended March 31,
                                                                  2001                                      2000
                                               -------------------------------------      -----------------------------------------
                                                                           (Dollars in thousands)

                                               Average                                     Average
                                               Balance           Interest       Rate       Balance             Interest       Rate
                                               -------           --------       ----       -------             --------       ----
Interest-earning assets:
Loans receivable                              $1,282,003          $26,998        8.42%     $1,208,537           $24,604       8.14%
Mortgage-backed securities                       195,207            3,361        6.89         240,008             4,184       6.97
Other                                             80,416            1,276        6.51          67,875             1,121       6.81
                                             -----------          -------                 -----------           -------
  Total interest-earning assets                1,557,626           31,635        8.13       1,516,420            29,909       7.90
                                                                   ------                                        ------
Nonearning assets                                119,233                                       79,482
                                              ----------                                  -----------
  Total assets                                $1,676,859                                   $1,595,902
                                               =========                                    =========

Interest-bearing liabilities:
Deposits                                      $1,046,048           15,130        5.87      $1,054,443            13,519       5.20
Borrowings                                       423,391            6,646        6.37         372,085             5,867       6.39
Junior Subordinated Debentures                    43,750              998        9.12          43,750               998       9.12
                                             -----------         --------                ------------         ---------
  Total interest-bearing liabilities           1,513,189           22,774        6.10       1,470,278            20,384       5.62
                                                                   ------        ----                            ------       ----
Noninterest-bearing liabilities                  114,909                                       81,224
Shareholders' equity                              48,761                                       44,400
                                             -----------                                  -----------
  Total liabilities and
    shareholders' equity                      $1,676,859                                   $1,595,902
                                              ==========                                   ==========
Net interest income before capitalized
  interest and interest rate spread                                 8,861        2.03%                            9,525        2.28%
                                                                   ------        ====                           -------        ====
Net interest margin                                                              2.33%                                         2.54%
Interest expense capitalized                                          228                                           118
                                                                  -------                                       -------
Net interest income                                               $ 9,089                                       $ 9,643
                                                                  =======                                       =======
Average interest-earning
  assets to average interest-bearing
  liabilities                                     102.94%                                      103.14%



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


                                                         Three Months ended March 31,
                                                                2001 vs. 2000
                                                             Increase (Decrease)
                                             ---------------------------------------------------
                                                                     Change               Change
                                             Total                   Due to               Due to
                                             Change                  Volume                Rate
                                             ------                  -------              ------
                                                                 (In thousands)

INTEREST INCOME ON:
  Loans receivable                           $2,394                  $ 1,496             $  898
  Mortgage-backed securities                   (823)                    (781)               (42)
  Other                                         155                      218                (63)
                                             ------                  -------             -------
    Total interest income                     1,726                  $   933             $  793
                                             ------                  =======             ======
INTEREST EXPENSE ON:
  Deposits                                   $1,611                  $  (108)            $1,719
  Borrowings                                    779                      809                (30)
  Junior Subordinated Debentures                 --                       --                 --
                                             ------                  -------             ------
    Total interest expense                    2,390                  $   701             $1,689
                                                                     =======             ======
  Interest expense capitalized                  110
                                             ------
Increase in net interest income              $ (554)
                                             ======


Provision for Loan Losses. The provision for loan losses decreased $0.4 million for the first quarter, 2001, as compared to the first quarter, 2000. Management decreased the provision for loan losses due to the ongoing analysis of the appropriate allowance for loan losses as a percent of total loans. The allowance for losses on loans at March 31, 2001 was $14.5 million or 1.11% of total loans, as compared to $11.8 million, or 0.97% of total loans, at March 31, 2000.

Noninterest Income. Total noninterest income increased 14.4% to $2.4 million in the three months ended March 31, 2001 as compared to $2.1 million in the same period in 2000.

Gain on sale of loans was $669,000 in the three month period ended March 31, 2001, as compared to $309,000 during the same period in 2000. The primary reason for the increase in the first quarter, 2001 was a decrease in interest rates which has caused an increase in origination volumes and therefore an increase in loans available to sell as compared to the same period in 2000. The proceeds of residential loan sales in the first quarter, 2001 were $115 million as compared to $23 million in the same period in 2000.

There was a loss of $109,000 from net loan servicing for the three month period ended March 31, 2001 as compared to income of $335,000 for the period ended March 31, 2000. The primary reason for the decreased income was the increased amortization of servicing rights due to an increase in paid off loans compared to the prior year. The portfolio of loans serviced for others increased slightly to $1.97 billion at March 31, 2001 as compared to $1.94 billion at December 31, 2000. Origination of loan servicing, including the securitization of our loans, was offset by payoffs and the amortization of existing loans serviced.

Service charges on deposit accounts increased $84,000 to $404,000 in the three month period ended March 31, 2001 compared to the first quarter, 2000. The primary reasons for the increase were the overall growth in the number of checking accounts and increases in deposit fees as compared to prior periods.

Gains on sale of securities in the three months ended March 31, 2001, were $400,000 as compared to $333,000 for the quarter ended March 31, 2000. The gain in the first quarter was the result of the sale of loans securitized in the first quarter, 2001. The gain in the first quarter, 2000 was the result of the sale of $12.7 million of FNMA securities originated by Metropolitan in 1999 as part of the multifamily securitization and $8.6 million of FHLMC securities comprised of residential loans originated by Metropolitan.

Other noninterest income increased $238,000 to $1.1 million in the three month period ended March 31, 2001, compared to the same period in the previous year. This increase was primarily due to increased fee income generated from the increased level of business and increased rental income from the new corporate headquarters building in the first quarter, 2001.

Noninterest Expense. Total noninterest expense increased to $11.2 million in the three month period ended March 31, 2001 as compared to $9.4 million for the same period in 2000.

Personnel related expenses increased $0.6 million in the three month period ended March 31, 2001 as compared to the same period in 2000. These increases were primarily a result of increased staffing levels to support expanded activities such as new retail sales offices and new mortgage origination offices.

Occupancy costs increased $0.4 million in the three month period ended March 31, 2001, over the same period in 2000. This increase was generally the result of additional retail sales and mortgage origination offices and increased building depreciation expense.

Data processing expense increased 26.0% to $417,000 in the three month period ended March 31, 2001 as compared to $331,000 for the first quarter, 2000. The primary reason for the increase was greater costs incurred for data processing following the systems conversion in 2000 in an effort to improve overall system performance.

Marketing expense increased $57,000 in the three month period ending March 31, 2001 as compared to the same period in 2000. This increase was the result of expenses incurred for advertising and promotions in the first quarter, 2001.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing and ATM expenses, increased $723,000 for the three month period ended March 31, 2001 as compared to the same period in 2000. This increase was generally the result of increases in expenses pertaining to increased business activities, real estate owned expenses, and increased costs for professional services.

Provision for Income Taxes. The benefit for income taxes was $341,000 for the three month period ended March 31, 2001 as compared to the provision of $292,000 for the same period in 2000. The primary reason for the decrease in the provision was the loss recorded for the first quarter, 2001. The effective tax rate was 44.6% for the three month period ended March 31, 2001 as compared to 32.5% for the same period in 2000.

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


                                                March 31,           December 31,
                                                  2001                  2000
                                                  ----                  ----
                                                    (Dollars in thousands)

Nonaccrual loans                                 $20,316               $ 8,305
Loans past due greater than
  90 days or impaired, still accruing              4,074                 6,434
                                                 -------               -------
Total nonperforming loans                         24,390                14,739
Real estate owned                                  3,927                 4,262
                                                 -------               -------
Total nonperforming assets                       $28,317               $19,001
                                                 =======               =======
Allowance for losses on loans                    $14,487               $13,951
                                                 =======               =======

Nonperforming loans to total loans                  1.88%                 1.15%
Nonperforming assets to total assets                1.66%                 1.12%
Net charge-offs to average loans                    0.16%(1)              0.27%
Provision for loan losses to average loans          0.33%(1)              0.50%
Allowance for losses on loans to total
  nonperforming loans at end of period             59.40%                94.65%
Allowance for losses on loans to
  total loans at end of period                      1.11%                 1.07%

(1) Annualized for comparative purposes.

Nonperforming loans at March 31, 2001 increased $9.7 million to $24.4 million as compared to $14.7 million at December 31, 2000. Real estate owned decreased $0.3 million over the same period. The reason for the increase in nonperforming loans was the inclusion of $14.7 million of business loans to related borrowers which became nonperforming in the first quarter, 2001. These loans were previously included as "Special Mention" loans at December 31, 2000. Management has estimated the impairment to be approximately $3.5 million.

The previously discussed $14.7 million of business loans that became nonperforming in the first quarter, 2001 are the primary reason for the decline of the asset quality ratios from year-end 2000. In spite of this decline, net charge offs declined from the prior year period.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $3.8 million of loans in this category at March 31, 2001.

FINANCIAL CONDITION

Total assets amounted to $1.706 billion at March 31, 2001, as compared to $1.695 billion at December 31, 2000, an increase of $10.1 million. This modest increase in assets was concentrated in mortgage-backed securities and total loans and was funded by deposit growth. We expect limited asset growth to continue in the near future until we improve our capital ratios to well capitalized levels.

Securities available for sale decreased $8.6 million to $30.7 million at March 31, 2001 from $39.3 million at December 31, 2000. This decrease was the result of a call of a $10.0 million FNMA Note which was partially offset by the purchase of $1.3 million of U.S. Treasury notes.

Mortgage backed securities increased $6.4 million to $202.2 million compared to December 31, 2000. The increase was due to the purchase of $10.1 million of GNMA securities offset by paydowns of other mortgage backed securities.

Loans receivable, net decreased $57.1 million during the three months ended March 31, 2001. This decrease was primarily due to decreases in multifamily loans and commercial loans of $21.8 million and $35.9 million, respectively. There were modest fluctuations in other loan categories during the period. The increase in loans held for sale was the result of the strategy to sell loans at a gain as market interest rates have declined.

Real estate owned decreased $0.3 million to $3.9 million at March 31, 2001. The sale of three properties occurred in the first quarter, 2001. Two of the three properties were included in the year-end 2000 balance while the third property was transferred into real estate owned during the first quarter.

Deposits totaled $1.160 billion at March 31, 2001, an increase of $13.3 million from the balance at December 31, 2000. The increase resulted principally from an increased balance of interest bearing checking accounts of $21.4 million offset by minor decreases in other deposit categories.

Borrowings decreased $3.7 million from December 31, 2000 to March 31, 2001. The decrease was the result of decreased use of Federal Home Loan Bank advances from year end.

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

The Corporation's primary source of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At March 31, 2001, the Corporation, excluding the Bank, had cash and readily convertible investments of $1.3 million. The Corporation has a $12 million line of credit with a commercial bank. At March 31, 2001, the Corporation had a balance of $6 million outstanding, leaving $6 million available to borrow. The line of credit matures May 31, 2001 and we plan on renewing this line.

The Bank is required by regulation to maintain a liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) of 4%. The Bank's liquidity ratio for the quarter ending March 31, 2001 was 4.53%. Historically, Metropolitan has maintained its liquidity close to the required minimum since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At March 31, 2001, $279.1 million, or 24.1%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Another option considered and utilized in the past has been the acceptance of out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At March 31, 2001, approximately $78.6 million, or 6.8% of our deposits were held by these individuals and entities. Of these out-of-state time deposits, $16.5 million were also included in the $100,000 and over time deposits discussed above. During 2000, the Bank received regulatory approval and began accepting brokered deposits. At March 31, 2001, brokered deposits totaled $104.7 million. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $338.4 million at March 31, 2001, or 29.2% of total deposits. We monitor maturities to attempt to minimize any potential adverse effect on liquidity.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $375.2 million at March 31, 2001, of which $361.4 million was utilized. The financial market makes funds available through repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through repurchase agreements of $41.0 million at March 31, 2001.

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

The Bank's regulatory capital ratios at March 31, 2001 were in excess of the capital requirements specified by OTS regulations as shown by the following table:


                                      Tangible Capital                  Core Capital                   Risk-based Capital
                                      ----------------                -----------------               - -----------------
                                                                (Dollars in thousands)
Capital amount
Actual                                 $106,422   6.26%               $106,422     6.26%                $114,954     8.53%
Required                                 25,500   1.50                  68,001     4.00                  107,811     8.00
                                       --------   ----                --------     ----                 --------     ----
Excess                                 $ 80,922   4.76%               $ 38,421     2.26%                $  7,143     0.53%
                                       ========   ====                ========     ====                 ========     ====


We anticipate that under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

RECENT ACCOUNTING DEVELOPMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement supersedes SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It is effective for transactions occurring after March 31, 2001. We expect no significant impact due to the adoption of SFAS No. 140.


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

During 2001, like many financial institutions, we had exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has had more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2000 and the most recent quarter.


                                                                  EXPECTED CHANGE IN NET INTEREST INCOME
                                                           ---------------------------------------------------
CHANGE IN INTEREST RATE                                    MARCH 31, 2001                    DECEMBER 31, 2000
-----------------------                                    --------------                    -----------------

          +2%                                                   -14%                               -27%
          +1%                                                    -7%                               -14%
          -1%                                                     0%                               +13%
          -2%                                                    -1%                               +27%


The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have a short-term exposure to rising rates but that the exposure declined significantly during the quarter.

Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk.

The following table shows the change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2000 and the most recent quarter.


                                                                  EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                                           ---------------------------------------------------
CHANGE IN INTEREST RATE                                    MARCH 31, 2001                    DECEMBER 31, 2000
-----------------------                                    --------------                    -----------------
            +2%                                                 -22%                               -26%
            +1%                                                  -7%                               -12%
            -1%                                                  -1%                               +12%
            -2%                                                  -3%                               +28%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that the post-shock NPV has improved during 2001. Under TB 13a, Metropolitan falls in the moderate interest rate risk category as of March 31, 2001, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

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

The result of these strategies taken together is that Metropolitan has made progress in reducing interest rate risk by lengthening liability maturities. In the first quarter of 2001, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern throughout the remainder of 2001.

The Bank's level of interest rate risk as of March 31, 2001, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during the remainder of 2001 by focusing on:

    - limiting new five year fixed rate commercial real estate loans to those that can be readily sold;

    - limiting the purchase of fixed rate consumer loans to those with high enough yields to be profitable when matched with similar borrowing maturities;

    - continuing to extend liability maturities when long term rates are favorable; and


    -     considering the sale of assets with long-term fixed rates.

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

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.6% of assets and 76.1% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

  PART II.    OTHER INFORMATION

  Items 1-5 are not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits
          Exhibit
          Number            Description
          -------           -----------
             3.1 Amended and Restated Articles of Incorporation of Metropolitan (filed as Exhibit 2 to the Corporation's Form 8-A, filed October 15, 1996 and incorporated herein by reference).

             3.2 Amended and Restated Code of Regulations of Metropolitan (filed as Exhibit 3.2 on Form 10-K, filed April 2,
                        2001 and incorporated herein by reference).

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

            10.2        Employment contract of Kenneth T. Koehler

       b.               Reports on Form 8-K - Not applicable.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     METROPOLITAN FINANCIAL CORP.



                                     By: /s/ Donald F. Smith
                                         -------------------
                                         Donald F. Smith,
                                         Chief Financial Officer,
                                         (Principal Financial and Accounting
                                         Officer)



                                         Date:  May 15, 2001