Form 10-Q
period 2001-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2001-08-14
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2001.
                               --------------


Commission file number            000-21553
                      ----------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Ohio                                       34-1109469
----------------------------------              --------------------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)

            22901 Mill Creek Blvd., Highland Hills, Ohio    44122
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices)         (Zip Code)

                                 (216) 206-6000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

     As of August 3, 2001, there were 8,117,131 common shares of the Registrant issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                TABLE OF CONTENTS
                                -----------------

      PART I.    FINANCIAL INFORMATION                                                     PAGE

      Item 1.  Financial Statements:

        Consolidated Statements of Financial Condition
        as of June 30, 2001 and December 31, 2000                                            3

        Consolidated Statements of Operations for the
        three and six months ended June 30, 2001 and 2000                                    4

        Condensed Consolidated Statements of Cash Flows
        for the six months ended June 30, 2001 and 2000                                      5

        Consolidated Statement of Changes in Shareholders' Equity
        for the three and six months ended June 30, 2001 and 2000                            6

        Notes to Consolidated Financial Statements                                         7-19

      Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                        20-32

      Item 3. Quantitative and Qualitative Disclosures About
      Market Risk                                                                          32-35

      PART II.   OTHER INFORMATION                                                          36

      Item 4. Submission of Matters to a Vote of Security Holders                           36

      Item 6. Exhibits and Reports on Form 8-K                                             36-37

      SIGNATURE                                                                             38

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                          June 30, 2001        December 31, 2000
                                                                          -------------        -----------------
ASSETS
Cash and due from banks                                                        $ 29,587                $  17,010
Interest-bearing deposits in other banks                                            473                    2,727
Securities available for sale                                                    99,810                   39,306
Securities held to maturity                                                      15,178                   15,480
Mortgage-backed securities available for sale                                   198,826                  195,829
Loans held for sale                                                             139,409                   51,382
Loans receivable, net                                                         1,066,900                1,235,441
Federal Home Loan Bank stock                                                     15,993                   20,624
Premises and equipment, net                                                      71,190                   66,393
Loan servicing rights, net                                                       22,474                   20,597
Accrued income, prepaid expenses and other assets                                25,154                   23,626
Real estate owned, net                                                            3,616                    4,262
Intangible assets                                                                 2,637                    2,602
                                                                              ---------                ---------
     Total assets                                                            $1,691,247               $1,695,279
                                                                              =========                =========

LIABILITIES
Noninterest-bearing deposits                                                  $ 110,468                 $ 97,385
Interest-bearing deposits                                                     1,092,149                1,048,882
                                                                              ---------                ---------
     Total deposits                                                           1,202,617                1,146,267
Borrowings                                                                      365,751                  426,079
Other liabilities                                                                32,300                   29,724
Guaranteed preferred beneficial interests in the
   corporation's junior subordinated debentures                                  43,750                   43,750
                                                                              ---------                ---------
     Total liabilities                                                        1,644,418                1,645,820
                                                                              ---------                ---------

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
   none issued                                                                      ---                       --
Common stock, no par value, 10,000,000 shares
   authorized, 8,112,996 and 8,099,852 shares
   issued and outstanding, respectively                                             ---                       --
Additional paid-in capital                                                       20,928                   20,882
Retained earnings                                                                27,167                   29,668
Accumulated other comprehensive loss                                            (1,266)                  (1,091)
                                                                              ---------                ---------
  Total shareholders' equity                                                     46,829                   49,459
                                                                              ---------                ---------
     Total liabilities and shareholders' equity                              $1,691,247               $1,695,279
                                                                              =========                =========


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                         -----------------------------      -----------------------------
                                                             2001              2000             2001              2000
                                                         -----------       -----------      -----------       -----------
INTEREST INCOME
  Interest and fees on loans                             $    25,342       $    26,308      $    52,340       $    50,912
  Interest on mortgage-backed securities                       3,414             3,924            6,775             8,108
  Interest and dividends on other investments                  1,314             1,307            2,590             2,428
                                                         -----------       -----------      -----------       -----------
    Total interest income                                     30,070            31,539           61,705            61,448
                                                         -----------       -----------      -----------       -----------
INTEREST EXPENSE
  Interest on deposits                                        14,670            14,187           29,800            27,706
  Interest on borrowings                                       5,997             6,279           12,415            12,028
  Interest on Junior Subordinated Debentures                     999               999            1,997             1,997
                                                         -----------       -----------      -----------       -----------
    Total interest expense                                    21,666            21,465           44,212            41,731
                                                         -----------       -----------      -----------       -----------
NET INTEREST INCOME                                            8,404            10,074           17,493            19,717
Provision for loan losses                                      3,145             1,600            4,200             3,100
                                                         -----------       -----------      -----------       -----------
Net interest income after provision for loan losses            5,259             8,474           13,293            16,617
                                                         -----------       -----------      -----------       -----------
NONINTEREST INCOME
  Net gain on sale of loans                                    1,782               729            2,451             1,038
  Loan servicing income, net                                    (674)              213             (783)              548
  Service charges on deposit accounts                            489               327              893               647
  Net gain on sale of securities                               1,145                85            1,545               418
  Other operating income                                       1,569               811            2,625             1,629
                                                         -----------       -----------      -----------       -----------
    Total noninterest income                                   4,311             2,165            6,731             4,280
                                                         -----------       -----------      -----------       -----------
NONINTEREST EXPENSE
  Salaries and related personnel costs                         6,323             4,869           12,093            10,046
  Occupancy and equipment expense                              2,016             1,509            3,783             2,849
  Federal deposit insurance premiums                             340               341              687               700
  Data processing expense                                        508               339              925               670
  Marketing expense                                              302               478              581               700
  State franchise taxes                                          244               262              488               524
  Amortization of intangibles                                     62                65              131               131
  Other operating expenses                                     2,758             1,964            5,083             3,566
                                                         -----------       -----------      -----------       -----------
    Total noninterest expense                                 12,553             9,827           23,771            19,186
                                                         -----------       -----------      -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                             (2,983)              812           (3,747)            1,711
Provision (benefit) for income taxes                            (905)              265           (1,246)              557
                                                         -----------       -----------      -----------       -----------
NET INCOME (LOSS)                                        $    (2,078)      $       547      $    (2,501)      $     1,154
                                                         ===========       ===========      ===========       ===========

Basic and diluted earnings (loss) per share              $     (0.26)      $      0.07      $     (0.31)      $      0.14
                                                         ===========       ===========      ===========       ===========

Weighted average shares outstanding for basic
  earnings per share                                       8,110,822         8,077,213        8,107,170         8,072,840
Effect of dilutive options                                        --                --               --                --
                                                         -----------       -----------      -----------       -----------
Weighted average shares outstanding for diluted
  earnings per share                                       8,110,822         8,077,213        8,107,170         8,072,840
                                                         ===========       ===========      ===========       ===========



 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       2001           2000
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                $  (9,313)      $ (10,067)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                      (117,115)       (199,027)
  Purchases of:
    Loans                                                                             (46,187)        (64,092)
    Mortgage-backed securities                                                        (19,395)             --
    Securities available for sale                                                     (83,836)            (25)
    Securities held to maturity                                                            --            (100)
    Mortgage servicing rights                                                          (2,228)         (8,237)
    Premises and equipment                                                             (6,679)        (15,568)
    FHLB stock                                                                             --          (2,582)
  Proceeds from maturities and repayments of:
    Loans                                                                             205,812         158,946
    Mortgage-backed securities                                                         17,766          22,829
    Securities available for sale                                                      23,000              --
    Securities held to maturity                                                            --             365
  Proceeds from sale of:
    Loans                                                                              49,336          42,544
    Mortgage-backed securities                                                             --          16,938
    FHLB stock                                                                          5,000              --
    Premises, equipment, and real estate owned                                            348           1,275
                                                                                    ---------       ---------
      Net cash provided by (used in) investing activities                              25,822         (46,734)
                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                       56,350         (10,299)
  Proceeds from borrowings                                                             20,000          93,534
  Repayment of borrowings                                                             (31,328)        (56,236)
  Net activity on lines of credit                                                     (49,000)         21,000
  Proceeds from issuance of common stock                                                   46              75
                                                                                    ---------       ---------
    Net cash provided by (used in) financing activities                                (3,932)         48,074
                                                                                    ---------       ---------

Net change in cash and cash equivalents                                                12,577          (8,727)
Cash and cash equivalents at beginning of period                                       17,010          19,001
                                                                                    ---------       ---------
Cash and cash equivalents at end of period                                          $  29,587       $  10,274
                                                                                    =========       =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                        $  43,246       $  42,633
    Income taxes                                                                        1,418             336
Transfer from loans receivable to real estate owned                                       593             833
Transfer from loans receivable to loans held for sale                                  60,759              --
Loans securitized                                                                     104,032          16,053


See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

                                                                                                    ACCUMULATED
                                                                   ADDITIONAL                          OTHER            TOTAL
                                                  COMMON            PAID-IN          RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                                   STOCK            CAPITAL          EARNINGS      INCOME (LOSS)        EQUITY
                                                   -----            -------          --------      -------------        ------

BALANCE MARCH 31, 2000                           $     --           $20,781           $28,778        $(5,627)           $43,932
Comprehensive income (loss):
   Net income                                                                             547                               547
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $131,000 from net income                                                                         (13)               (13)
                                                                                                                        -------
     Total comprehensive income (loss)                                                                                      534
Issuance of shares of Common stock
   Stock purchase plan-9,815 shares                                      38                                                  38
                                                                    -------           -------        -------            -------
BALANCE JUNE 30, 2000                            $     --           $20,819           $29,325        $(5,640)           $44,504
                                                                    =======           =======        =======            =======


BALANCE DECEMBER 31, 1999                        $     --           $20,744           $28,171        $(4,047)           $44,868
Comprehensive income (loss):
   Net income                                                                           1,154                             1,154
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $643,000 from net income                                                                      (1,593)            (1,593)
                                                                                                                        -------
     Total comprehensive income (loss)                                                                                     (439)
Issuance of shares of Common stock
   Stock purchase plan-18,848 shares                                     75                                                  75
                                                                    -------           -------        -------            -------
BALANCE JUNE 30, 2000                            $     --           $20,819           $29,325        $(5,640)           $44,504
                                                                    =======           =======        =======            =======




BALANCE MARCH 31, 2001                           $     --           $20,907           $29,245        $(2,089)           $48,063
Comprehensive income (loss):
   Net income                                                                          (2,078)                           (2,078)
   Change in unrealized gain on
     securities and derivatives, net of
     of tax and net of reclassification
     of gain of $744,000 from net income                                                                 823                823
                                                                                                                        -------
     Total comprehensive income (loss)                                                                                   (1,255)
Issuance of shares of Common stock
   Stock purchase plan-5,488 shares                                      21                                                  21
                                                                    -------           -------        -------            -------
BALANCE JUNE 30, 2001                            $     --           $20,928           $27,167        $(1,266)           $46,829
                                                                    =======           =======        =======            =======


BALANCE DECEMBER 31, 2000                        $     --           $20,882           $29,668        $(1,091)           $49,459
Comprehensive income (loss):
   Net income                                                                          (2,501)                           (2,501)
   Change in unrealized gain on
     securities and derivatives, net of
     tax and net of reclassification of gain
     of $1,004,000 from net income                                                                      (175)              (175)
                                                                                                                        -------
     Total comprehensive income (loss)                                                                                   (2,676)
Issuance of shares of Common stock
   Stock purchase plan-13,144 shares                                     46                                                  46
                                                                    -------           -------        -------            -------
BALANCE JUNE 30, 2001                            $     --           $20,928           $27,167        $(1,266)           $46,829
                                                                    =======           =======        =======            =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank and Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 2001 and 2000; (b) the financial condition at June 30, 2001 and December 31, 2000; (c) the statement of cash flows for the six month periods ended June 30, 2001 and 2000; and (d) the statement of changes in shareholders' equity for the three and six month periods ended June 30, 2001 and 2000. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


2. ACCOUNTING POLICIES

SECURITIES: The Corporation classifies debt securities and mortgage-backed securities as held to maturity or available for sale. The Corporation classifies marketable equity securities as available for sale.

Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management could sell for liquidity, investment management, or similar reasons, even if there is not a present intention for such sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax and recognized as part of comprehensive income. Gains or losses on dispositions are based on net proceeds and the adjusted historic cost of securities sold, using the specific identification method. Federal Home Loan Bank stock is sold and redeemed at par so fair value is equal to historic cost.

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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At June 30, 2001 and December 31, 2000, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

Loans held for sale are recorded at the lower of cost or market. This determination is made in the aggregate. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of the settlement of the sale.

Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans that are delinquent 90 days or more to determine if accrual of interest should be discontinued based on the estimated fair market value of the collateral. When a loan is placed on nonaccrual status, accrued and unpaid interest is charged against income. Payments received on nonaccrual loans are applied against principal until the recovery of the remaining balance is reasonably assured.

ALLOWANCE FOR LOSSES ON LOANS: The allowance for losses on loans is established by a provision for loan losses charged against income. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses based on past loan experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. There can be no assurance that future losses will not exceed the existing allowance or that additional provisions will not be required in future periods as conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loss and such agencies may require the company to make additions to the allowance for losses on loans based on judgements that differ from those of management.

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, that increase is reported as a provision for loan losses. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Management does not include all consumer loans in the review for impaired loans. However, these loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

DERIVATIVES: Effective January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Net interest income (expense) resulting from the difference between fixed and floating rate interest payments is recorded on the accrual basis to interest income (expense). The change in fair value of the derivative is recorded as an increase (decrease) to accumulated other comprehensive income (loss) if the derivative represents a hedge and to the statement of operations if it is not a hedge.

Earnings Per Share: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. Outstanding stock options of common stock were not considered in computing diluted earnings per share for the period ended June 30, 2001 because they were antidilutive.

COMPREHENSIVE INCOME: Comprehensive income consists of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, equity investments, and derivatives which are also recognized as a separate component of equity.

SECURITIZATIONS: Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" became effective for Metropolitan as of December 31, 2000 for disclosures on existing securitizations and as of April 1, 2001 for application of rules on transfers of financial assets. Under SFAS No. 140, Metropolitan will recognize a sale or other transfer of financial assets only if significant unrelated consideration is received and if Metropolitan transfers effective control of the asset to an unrelated entity.

NEW ACCOUNTING PRONOUNCEMENTS: In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 will change the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only method. Any goodwill arising from the result of business combinations initiated after June 30, 2001 will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142 on January 1, 2002. Management expects a benefit associated with the elimination of goodwill amortization in 2002. However, the benefit may be more than, equal to, or less than any impairment that could occur in 2002. While management does not anticipate any goodwill impairment in 2002, it could occur as a result of changes in economic or market conditions.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                             June 30, 2001
                                          -------------------------------------------------------------------------------------
                                                Amortized       Gross Unrealized              Gross Unrealized          Fair
                                                  Cost               Gains                          Losses              Value
                                                   ----              -----                          ------              -----
AVAILABLE FOR SALE
Mutual funds                                       $  678                                                               $  678
FreddieMac preferred stock                          7,500                                          $(1,012)              6,488
FannieMae notes                                    14,441                                              (92)             14,349
FHLB note                                           5,056                                              (13)              5,043
Treasury notes and bills                           73,232             $   21                            (1)             73,252
Mortgage-backed securities                        197,742              1,227                          (143)            198,826
                                                  -------              -----                         ------            -------
                                                  298,649              1,248                         (1,261)            298,636
HELD TO MATURITY
Tax-exempt municipal bond                          14,548                                           (2,909)             11,639
Revenue bond                                          630                                                                  630
                                                  -------              -----                         ------            -------
                                                   15,178                  0                        (2,909)             12,269
                                                  -------              -----                         ------            -------
   Total securities                              $313,827             $1,248                       $(4,170)           $310,905
                                                  =======              =====                         ======            =======



                                                                           December 31, 2000
                                          -------------------------------------------------------------------------------------
                                                Amortized       Gross Unrealized             Gross Unrealized          Fair
                                                   Cost              Gains                        Losses               Value
                                                   ----              -----                        ------               -----
AVAILABLE FOR SALE
Mutual funds                                       $  889                                                               $  889
FreddieMac preferred stock                          7,500                                          $(1,350)              6,150
FreddieMac note                                    10,000                                              (14)              9,986
FannieMae notes                                    19,950            $ 10                              (40)             19,920
Treasury notes and bills                            2,361                                                                2,361
Mortgage-backed securities                        196,052             534                             (757)            195,829
                                                  -------             ---                            ----             -------
                                                  236,752             544                           (2,161)            235,135
HELD TO MATURITY
Tax-exempt municipal bond                          14,705                                             (145)             14,560
Revenue bond                                          775               9                                                  784
                                                  -------             ---                            -----             -------
                                                   15,480               9                             (145)             15,344
                                                  -------             ---                            -----             -------
   Total securities                              $252,232            $553                          $(2,306)           $250,479
                                                  =======             ===                            =====             =======

4. LOANS RECEIVABLE

The composition of the loan portfolio at June 30, 2001 and December 31, 2000 was as follows (in thousands):

                                          June 30, 2001    December 31, 2000
                                          -------------    -----------------
Real estate loans
   Construction loans:
      One- to four-family                  $   144,991       $   125,989
      Multifamily                                5,347             7,502
      Commercial                                 4,736             5,873
      Land                                      67,813            54,100
      Loans in process                         (86,983)          (72,156)
                                           -----------       -----------
         Construction loans, net               135,904           121,308
   Permanent loans:
      One- to four-family                      249,126           288,352
      Multifamily                              223,249           273,358
      Commercial                               179,637           254,824
                                           -----------       -----------
         Total real estate loans               787,916           937,842
Consumer loans                                 154,377           163,019
Business and other loans                       136,167           143,329
                                           -----------       -----------
         Total loans                         1,078,460         1,244,190
Premiums on loans, net                           7,791             7,393
Deferred loan fees, net                         (2,323)           (2,191)
Allowance for losses on loans                  (17,028)          (13,951)
                                           -----------       -----------
        Total loans receivable             $ 1,066,900       $ 1,235,441
                                           ===========       ===========

Activity in the allowance for losses on loans for the periods ended June 30, 2001 and 2000 was as follows (in thousands):

                                           Six Months Ended June 30,
                                            -----------------------
                                              2001           2000
                                            --------       --------
Balance at the beginning of the period      $ 13,951       $ 11,025
Provision for loan losses                      4,200          3,100
Charge-offs                                   (1,234)        (1,412)
Recoveries                                       111             89
                                            --------       --------
Balance at end of period                    $ 17,028       $ 12,802
                                            ========       ========

Nonperforming loans were as follows at (in thousands):

                                                    June 30,       December 31,
                                                      2001            2000
                                                    --------         -------
Loans past due over 90 days still on accrual        $  3,665         $ 6,434
Nonaccrual loans                                      28,322           8,305

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

Information regarding impaired loans was as follows (in thousands):

                                                   June 30,    December 31,
                                                     2001          2000
                                                   -------     ------------
Balance of impaired loans                          $15,032        $ 4,869
Less portion for which no allowance
  for losses on loans is allocated                     267          4,796
                                                   -------        -------
Balance of impaired loans for which
  an allowance for loan losses is allocated        $14,765        $   220
                                                   =======        =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance           $ 3,510        $   197
                                                   =======        =======

                                                   June 30,       June 30,
                                                    2001            2000
                                                   --------       --------


Average investment in impaired loans
  during the period                                $11,082        $ 4,523
                                                   =======        =======
Interest income recognized during
  Impairment                                       $   230        $   141
                                                   =======        =======
Interest income recognized on a
  cash basis during the period                     $   230        $   141
                                                   =======        =======

5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

                                         June 30,     December 31,
                                           2001           2000
                                          -------        -------
Land                                      $10,647        $10,535
Office buildings                           33,447         11,718
Leasehold improvements                      3,408          3,184
Furniture, fixtures, and equipment         20,650         17,948
Construction in progress                   11,937         30,210
                                          -------        -------
   Total                                   80,089         73,595
Accumulated depreciation                    8,899          7,202
                                          -------        -------
   Total premises and equipment           $71,190        $66,393
                                          =======        =======



In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building, a portion of which the bank now occupies. As a result, interest expenses have been incurred to finance construction. These costs are capitalized as they are incurred while the building is under construction and are included as a portion of the historical cost to be depreciated over the useful life of the building. Interest is also capitalized on the construction of retail sales offices. Interest expense capitalized for the six-month periods ended June 30, 2001 and 2000 were $339 and $281, respectively.


6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                               June 30,        December 31,
                                                 2001              2000
                                              ----------        ----------
Mortgage loan portfolios serviced for:
  FreddieMac                                  $1,099,914        $  882,715
  FannieMae                                      770,777           849,472
  Other                                          236,857           205,312
                                              ----------        ----------
    Total loans serviced for others           $2,107,548        $1,937,499
                                              ==========        ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $38,111 and $25,484 at June 30, 2001 and December 31, 2000, respectively.

The following is an analysis of the changes in the cost of loan servicing rights for the six-month periods ended June 30, 2001 and 2000 (in thousands):

                                               Six Months Ended June 30,
                                                2001             2000
                                              --------         --------
Balance at the beginning of the period        $ 20,597         $ 10,374
Acquired or originated                           5,443            8,999
Amortization                                    (3,566)          (1,516)
                                              --------         --------
Balance at the end of the period              $ 22,474         $ 17,857
                                              ========         ========


7. DEPOSITS

Deposits consisted of the following (in thousands):

                                               June 30,        December 31,
                                                 2001              2000
                                              ----------        ----------
Noninterest-bearing checking accounts         $  110,468        $   97,385

Interest-bearing checking accounts               150,939           123,537
Passbook savings and statement savings            97,595           106,258
Certificates of deposit                          843,615           819,087
                                              ----------        ----------
  Total interest-bearing deposits              1,092,149         1,048,882
                                              ----------        ----------
                                              $1,202,617        $1,146,267
                                              ==========        ==========

At June 30, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):

              Year                                    Weighted Average
             Ended                 Amount                Interest Rate
             -----                 ------                -------------
              2001               $388,668                   6.26%
              2002                316,395                   5.55%
              2003                115,337                   5.57%
              2004                 11,927                   5.82%
              2005                  6,292                   6.55%
           Thereafter               4,996                   5.92%
                                    -----
                                 $843,615                   5.89%
                                  =======

8. BORROWINGS

Borrowings consisted of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                            June 30,       December 31,
                                                              2001            2000
                                                            --------        --------
Federal Home Loan Bank Advances (5.9% and 6.5% at
  June 30, 2001 and December 31, 2000, respectively)        $304,766        $365,094

Reverse repurchase agreements (5.9% at June 30, 2001
  and December 31, 2000, respectively)                        41,000          41,000

Commercial bank line of credit (8.8%)                             --           6,000

Commercial bank note payable (7.0%)                            6,000              --

Subordinated debt maturing January 1, 2005
  (9.6% fixed rate)                                           13,985          13,985
                                                            --------        --------
                                                            $365,751        $426,079
                                                            ========        ========

At June 30, 2001, scheduled payments on borrowings were as follows (in thousands):

                                                           Weighted Average
              Year Ended                       Amount       Interest Rate
              ----------                       ------       -------------
                 2001                         $68,427            6.22%
                 2002                          63,657            6.19
                 2003                          69,201            5.18
                 2004                          48,495            6.24
                 2005                          58,000            5.20
              Thereafter                       57,971            7.14
                                             --------
                 Total                       $365,751            6.00
                                             ========

At June 30, 2001, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $16 million, $258 million, $94 million, and $40 million, respectively.

The Corporation has a note payable with a commercial bank with a balance at June 30, 2001 of $6 million. The loan matures December 31, 2002. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount of at least equal to 50% of the outstanding stock of the Corporation.

9. OFF-BALANCE SHEET ACTIVITIES

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

As of June 30, 2001, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $126,954,000 and $56,703,000, respectively. In addition, the Bank had firm commitments to sell loans totaling $110,271,000 at June 30, 2001. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 5.875% to 16% and commitment periods up to one year.

The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.7 million, do not accrue interest and are renewed on an annual basis.

The Bank has entered into two interest rate swap contracts to hedge variable rate advances with each having a notional amount of $20.0 million. Both contracts mature within five years and have the same counterparty, a nationally recognized broker/dealer. The Bank receives from the respective contracts variable interest based on one-month or three-month LIBOR. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain rates set on specific dates per the terms of the contracts.


10. SEGMENT REPORTING

Metropolitan's operations include two major operating segments. A description of those segments follows:

Retail and Commercial Banking--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the communities surrounding our 24 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business and consumer loans are concentrated in Northeastern Ohio.

Mortgage banking--Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Ohio and Western Pennsylvania. In general, all fixed rate loans and most adjustable rate loans are originated for sale. Loans being serviced include loans originated and still owned by Metropolitan, loans originated by Metropolitan but sold to others with servicing rights retained by Metropolitan, and servicing rights to loans originated by others but purchased by Metropolitan. The servicing rights Metropolitan purchases may be located in a variety of states and are typically being serviced for FannieMae or FreddieMac.

The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations which do not generate revenue from outside customers.

Operating results and other financial data for the current and preceding year were as follows (in thousands):

         As of or for the six months ended June 30, 2001

                                      RETAIL AND
                                      COMMERCIAL           MORTGAGE           PARENT
                                       BANKING             BANKING           AND OTHER             TOTAL
                                       -------             -------           ---------             -----
OPERATING RESULTS:
Net interest income                  $     8,502         $     9,556        $      (565)        $    17,493
Provision for losses on loans              3,893                 307                 --               4,200
                                     -----------         -----------        -----------         -----------
Net interest income after
  provision for loan losses                4,609               9,249               (565)             13,293
Noninterest income                         3,814               2,942                (25)              6,731
Direct noninterest expense                10,126               4,266                983              15,375
Allocation of overhead                     5,907               2,489                                  8,396
                                     -----------         -----------        -----------         -----------
Net loss before income taxes         $    (7,610)        $     5,436        $    (1,573)        $    (3,747)
                                     ===========         ===========        ===========         ===========

FINANCIAL DATA:
Segment assets                       $ 1,071,260         $   441,586        $   178,401         $ 1,691,247
Depreciation and amortization              1,908               2,771                474               5,153
Expenditures for additions
  to premises and equipment                6,039                 640                                  6,679


         As of or for the six months ended June 30, 2000

                                    RETAIL AND
                                    COMMERCIAL      MORTGAGE         PARENT
                                      BANKING        BANKING        AND OTHER        TOTAL
                                      -------        -------        ---------        -----

OPERATING RESULTS:
Net interest income                   $13,649        $ 2,504         $ 3,564        $19,717
Provision for losses on loans           1,981            364             755          3,100
                                      -------        -------         -------        -------
Net interest income after
     provision for loan losses         11,668          2,140           2,809         16,617
Noninterest income                      2,880          1,360              40          4,280
Direct noninterest expense              9,535          3,291             199         13,025
Allocation of overhead                  4,581          1,580                          6,161
                                      -------        -------         -------        -------
Net income before income taxes        $   432        $(1,371)        $ 2,650        $ 1,711
                                      =======        =======         =======        =======

                                        RETAIL AND
                                        COMMERCIAL          MORTGAGE            PARENT
                                          BANKING            BANKING          AND OTHER              TOTAL
                                        ----------          --------          ---------            --------
FINANCIAL DATA:
Segment assets                          $1,078,290          $447,792           $130,346          $1,656,428
Depreciation and amortization                1,173             1,394                259               2,826
Expenditures for additions
  to premises and equipment                 14,679               889                                 15,568


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


11. SUBSEQUENT EVENT

In July, 2001, the Corporation and its subsidiary, Metropolitan Bank and Trust, have agreed to certain actions under Supervisory Agreements with the Office of Thrift Supervision and the Ohio Department of Financial Institutions.

The Supervisory Agreements include, among other things, an agreement by the Corporation to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from the Bank. The Supervisory Agreement does not prohibit the Corporation from making payments on its Trust Preferred Securities or its other obligations.

In addition, the Bank has entered a separate supervisory agreement that includes, among other things, the following requirements:

         - Development of a capital improvement and risk reduction plan by September 28, 2001. This plan is expected to increase the Bank's core and risk-based capital from its present "adequately capitalized" status to "well capitalized" by December 31, 2001;

         -        Reduction in fixed assets;

         - Attain compliance with approved interest rate policy requirements, thus reducing the Bank's interest rate risk;

         - Reduction in volatile funding sources, such as brokered and out-of-state deposits;

         -        Improving credit risk controls; and

         -        Restricting growth.

The Supervisory Agreements for the Corporation and the Bank also contain restrictions on adding, entering into employment contracts with, or making golden parachute payments to directors and senior executive officers and in changing position responsibilities of senior officers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                       Three months ended June 30,         Six months ended June 30,
                                                          2001             2000              2001            2000
                                                          ----             ----              ----            ----
Net income (loss) (in thousands)                        $(2,078)            $547           $(2,501)         $1,154
Basic and diluted earnings (loss) per share              $(0.26)           $0.07            $(0.31)          $0.14
Return on average assets                                  (0.49)%           0.14%            (0.30)%          0.14%
Return on average equity                                 (17.52)%           4.95%           (10.40)%          5.21%
Noninterest expense to average assets                       2.96%           2.43%              2.82%          2.39%
Efficiency ratio                                          107.95%          80.32%            104.24%         80.81%
Net interest margin                                         2.14%           2.62%              2.24%          2.58%



                                                          June 30,              December 31,           June 30,
                                                            2001                   2000                  2000
                                                            ----                   ----                  ----
Total assets (in thousands)                              $1,691,247             $1,695,279            $1,656,428
Shareholders' equity (in thousands)                          46,829                 49,459                44,504
Shareholders' equity to total assets                           2.77%                  2.92%                 2.69%
Shares outstanding                                        8,112,996              8,099,852             8,082,592
Book value per share                                          $5.77                  $6.11                 $5.51
Tangible book value per share                                 $5.45                  $5.79                 $5.22
Market value of common stock                                  $3.80                  $2.38                 $4.75
Nonperforming assets to total assets (1)                       2.11%                  1.12%                 0.84%
Allowance for losses on loans to total loans (1)               1.39%                  1.07%                 1.01%
Net charge-offs to average loans (2)                           0.18%                  0.27%                 0.22%

(1)      Ratios are based on period end balances.
(2)      Annualized for comparative purposes.

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


RESULTS OF OPERATIONS

Net Income. Net income decreased $2.6 million to a net loss of $2.1 million for the second quarter, 2001 as compared to net income of $0.5 million for the second quarter, 2000. Noninterest income increased $2.1 million for the three months ended June 30, 2001 over the same period in the prior year. The provision for loan losses increased to $3.1 million for the three months ended June 30, 2001 compared to $1.6 million from the same period in the prior year. For the three months ended June 30, 2001, net interest income decreased $1.7 million and noninterest expense increased $2.7 million compared to the same period in the prior year. Noninterest expense amounted to $12.6 million for the quarter ended June 30, 2001 from $9.8 million from the same quarter of the prior year.

Net income for the six-month period ended June 30, 2001 decreased $3.7 million to a net loss of $2.5 million as compared to net income of $1.2 million for the first six months of 2000. Noninterest income increased $2.5 million for the six months ended June 30, 2001 over the same period in the prior year. The provision for loan losses for the six months ended June 30, 2001 increased $1.1 million from the same period in the prior year. For the six months ended June 30, 2001, net interest income decreased $2.2 million and noninterest expense increased $4.6 million compared to the same period in the prior year. Noninterest expense amounted to $23.8 million for the six-month period ended June 30, 2001 from $19.2 million from the same period in the prior year.

The losses for the second quarter, 2001 and the first six months of 2001 were primarily due to increased loan loss provisions, provisions for real estate owned, compression of the interest rate spread, costs associated with a computer conversion, and compensation and occupancy expenses relating to new facilities opened during 2000 and the first half of 2001. Management increased the provision for loss on loans due to a weakening in the economy, increased nonperforming loans, and problems with specific borrowers.

Our net interest margin decreased forty-eight and thirty-four basis points to 2.14% and 2.24%, respectively, for the three and six-month periods ended June 30, 2001, respectively, as compared to 2.62% and 2.58%, respectively, for the comparable periods in 2000. The decrease in net interest margin resulted primarily from declines in market interest rates which resulted in declines on yields of prime-based loans and adjustable rate investment securities while our deposit costs increased during the three and six month periods ended June 30, 2001 compared to the same periods in the prior year.

Interest Income. Total interest income for the quarter ended June 30, 2001 decreased 4.7% from the second quarter of 2000 and increased slightly for the six months ended June 30, 2001 as compared to the six-month period ended

June 30, 2000, to $30.1 million and $61.7 million, respectively, as compared to $31.5 million and $61.4 million, respectively, in the same periods in 2000. These results were primarily the effect of declining yields on interest-earning assets in the three and six-month periods ended June 30, 2001 despite increases in average earning assets of 2.0% and 2.4% compared to the same periods in the prior year. An increase in the level of nonperforming loans during the first half of 2001 also contributed to the decrease in interest income.

Interest Expense. Total interest expense increased 0.9% and 5.9%, respectively, to $21.7 million and $44.2 million, respectively, for the three and six-month periods ended June 30, 2001 as compared to $21.5 million and $41.7 million, respectively, for the same periods in 2000. Interest expense for the quarter ending June 30, 2001 increased generally due to a higher average balance of interest-bearing liabilities outstanding as opposed to the prior year quarter. In contrast, the higher interest expense experienced in the first six months of 2001 as compared to the prior year period was due more to an increased cost of funds and was affected only slightly by the greater balance of interest-bearing liabilities outstanding. The average balance of interest-bearing deposits increased $28.3 million and $10.1 million, respectively, or 2.7% and 1.0%, respectively, for the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. Average borrowings decreased $8.6 million and increased $21.2 million, or a 2.2% decrease and a 5.5% increase, respectively, for the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. Metropolitan's cost of funds decreased slightly to 5.79% for the second quarter, 2001 as compared to 5.83% for the second quarter, 2000. Conversely, for the six-month period ended June 30, 2001, Metropolitan's cost of funds increased to 5.95% as compared to 5.73% for the first six months of 2000. In both the three and six-month periods ended June 30, 2001, a higher cost paid on deposits was partially offset by a lower cost paid on borrowings.

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

                                                                          Three Months Ended June 30,
                                               ---------------------------------------------------------------------------------
                                                                  2001                                        2000
                                               --------------------------------------     --------------------------------------

                                                                           (Dollars in thousands)

                                               Average                                      Average
                                               Balance           Interest       Rate        Balance        Interest       Rate
                                               -------           --------       ----        -------        --------       ----
Interest-earning assets:
Loans receivable                              $1,277,603          $25,342       7.93%     $ 1,238,399       $26,308       8.50%
Mortgage-backed securities                       204,307            3,414       6.68%         222,525         3,924       7.05%
Other                                             86,002            1,314       6.26%          75,872         1,307       6.89%
                                              ----------          -------                 -----------       -------
Total interest-earning assets                  1,567,912           30,070       7.68%       1,536,796        31,539       8.21%
                                                                  -------                                   -------
Noninterest-bearing assets                       127,689                                       81,915
                                              ----------                                  -----------
Total assets                                  $1,695,601                                  $ 1,618,711
                                              ==========                                  ===========

Interest-bearing liabilities:
Deposits                                      $1,076,052           14,670       5.47%     $ 1,047,703        14,187        5.45%
Borrowings                                       388,922            6,108       6.30%         397,546         6,442        6.52%
Junior Subordinated Debentures                    43,750              999       9.13%          43,750           999        9.13%
                                              ----------          -------                 -----------       -------
Total interest-bearing liabilities             1,508,724           21,777       5.79%       1,488,999        21,628        5.83%
                                                                  -------       -----                       -------        ----
Noninterest-bearing liabilities                  139,431                                       85,494
Shareholders' equity                              47,446                                       44,218
                                              ----------                                  -----------
Total liabilities and
  shareholders' equity                        $1,695,601                                  $ 1,618,711
                                              ==========                                  ===========
Net interest income before
  capitalized interest                                              8,293                                     9,911
                                                                  -------                                   -------
Interest rate spread                                                             1.89%                                    2.38%
                                                                                =====                                     ====
Net interest margin                                                              2.14%                                    2.62%
Interest expense capitalized                                          111                                       163
                                                                 --------                                   -------
Net interest income                                               $ 8,404                                   $10,074
                                                                  =======                                   =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    103.92%                                      103.21%

                                                                        Six Months Ended June 30,
                                               -------------------------------------------------------------------------------------
                                                                   2001                                           2000
                                               -------------------------------------         ---------------------------------------
                                                                           (Dollars in thousands)

                                               Average                                       Average
                                               Balance           Interest       Rate         Balance             Interest      Rate
                                               -------           --------       ----         -------             --------      ----
Interest-earning assets:
Loans receivable                              $1,279,791          $52,340        8.18%     $1,223,468           $50,912        8.32%
Mortgage-backed securities                       199,782            6,775        6.78%        231,267             8,108        7.01%
Other                                             83,224            2,590        6.54%         71,873             2,428        6.76%
                                              ----------          -------                  ----------           -------
Total interest-earning assets                  1,562,797           61,705        7.91%      1,526,608            61,448        8.05%
                                                                  -------                                       -------
Noninterest-bearing assets                       123,485                                       80,699
                                              ----------                                   ----------
Total assets                                  $1,686,282                                   $1,607,307
                                              ==========                                   ==========

Interest-bearing liabilities:
Deposits                                      $1,061,133           29,800       5.66%      $1,051,073            27,706        5.30%
Borrowings                                       406,061           12,754       6.33%         384,816            12,309        6.43%
Junior Subordinated Debentures                    43,750            1,997       9.13%          43,750             1,997        9.13%
                                              ----------          -------                  ----------           ------
Total interest-bearing liabilities             1,510,944           44,551       5.94%       1,479,639            42,012        5.73%
                                                                  -------       ----                            -------        ----
Noninterest-bearing liabilities                  127,221                                       83,359
Shareholders' equity                              48,117                                       44,309
                                              ----------                                   ----------
Total liabilities and
  shareholders' equity                        $1,686,282                                   $1,607,307
                                              ==========                                   ==========
Net interest income before
  capitalized interest                                             17,154                                        19,436
                                                                  -------                                       -------
Interest rate spread                                                             1.97%                                        2.32%
                                                                                 ====                                         ====
Net interest margin                                                              2.24%                                        2.58%
Interest expense capitalized                                          339                                            281
                                                                  -------                                       --------
Net interest income                                               $17,493                                       $19,717
                                                                  =======                                       =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    103.43%                                      103.17%

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

                                              Three Months Ended June 30,
                                                      2001 vs. 2000
                                                  Increase  (Decrease)
                                        ----------------------------------------
                                                        Change          Change
                                        Total           Due to          Due to
                                        Change          Volume           Rate
                                        -------         -------         -------
                                                    (In thousands)

INTEREST INCOME ON:
  Loans receivable                      $  (966)        $   883         $(1,849)
  Mortgage-backed securities               (510)           (311)           (199)
  Other                                       7              22             (15)
                                        -------         -------         -------
    Total interest income                (1,469)        $   594         $(2,063)
                                        -------         =======         =======
INTEREST EXPENSE ON:
  Deposits                              $   483         $   419         $    64
  Borrowings                               (334)           (133)           (201)
  Junior Subordinated Debentures             --              --              --
                                        -------         -------         -------
    Total interest expense                  149         $   286         $  (137)
                                                        =======         =======
  Interest expense capitalized              (52)
                                        -------
Decrease in net interest income         $(1,670)
                                        =======

                                              Six Months Ended June 30,
                                                     2001 vs. 2000
                                                 Increase (Decrease)
                                        ----------------------------------------
                                                         Change         Change
                                        Total            Due to         Due to
                                        Change           Volume          Rate
                                        -------         -------         -------
                                                     (In thousands)

INTEREST INCOME ON:
  Loans receivable                      $ 1,428         $ 2,280         $  (852)
  Mortgage-backed securities             (1,333)         (1,075)           (258)
  Other                                     162             204             (42)
                                        -------         -------         -------
    Total interest income                   257         $ 1,409         $(1,152)
                                        -------         =======         =======
INTEREST EXPENSE ON:
  Deposits                              $ 2,094         $   257         $ 1,837
  Borrowings                                445             616            (171)
  Junior Subordinated Debentures             --              --              --
                                        -------         -------         -------
    Total interest expense                2,539         $   873         $ 1,666
                                                        =======         =======
  Interest expense capitalized               58
                                        -------
Decrease in net interest income         $(2,224)
                                        =======

Provision for Loan Losses. The provision for loan losses increased to $3.1 million and $4.2 million, respectively, for the three and six-month periods ended June 30, 2001 as compared to $1.6 million and $3.1 million, respectively, for the same periods in 2000. Management increased the provision for loan losses based on increased risk of loss due to a weakening in the economy, increased nonperforming loans, and problems noted with specific borrowers. As a result, the allowance for losses on loans at June 30, 2001 was $17.0 million or 1.39% of total loans, as compared to $12.8 million, or 1.01% of total loans at June 30, 2000.

Noninterest Income. Total noninterest income increased 99.1% to $4.3 million for the three month period ended June 30, 2001 as compared to $2.2 million for the second quarter, 2000 and increased $2.5 million to $6.7 million, or 57.3%, for the first six months of 2001 as compared to $4.3 million for the first six months of 2000.

Gain on sale of loans was $1.8 million in the three-month period ended June 30, 2001, as compared to $0.7 million during the same period in 2000. For the six-month period ended June 30, 2001, gain on sale of loans was $2.5 million as compared to $1.0 million for the prior year period. The primary reason for the increase in the second quarter and first half of 2001 compared with the same periods in 2000 was a decrease in interest rates in 2001 which has caused an increase in refinance activity resulting in increased origination volumes and, therefore, an increase in loans available to sell. The proceeds of residential loan sales in the first six months of 2001 were $91.0 million as compared to $50.0 million in the same period in 2000. Proceeds from the sale of multifamily and commercial real estate loans were $49.3 million for the first six months of 2001 as compared to $42.2 million for the same period in 2000.

There were losses from net loan servicing of $674,000 and $783,000 in the three and six-month periods ended June 30, 2001 as compared to income of $213,000 and $548,000, respectively, for the same periods in 2000. The primary reason for the decreased income was the increased amortization of servicing rights due to an increase in paid off loans in 2001 compared to the prior year. The portfolio of loans serviced for others increased to $2.1 billion at June 30, 2001 as compared to $1.9 billion at December 31, 2000. Origination of loan servicing offset payoffs and the amortization of existing loans serviced.

Service charges on deposit accounts increased to $489,000 in the three-month period ended June 30, 2001 compared to $327,000 for the same period in 2000 and increased to $893,000 for the six months ended June 30, 2001 as compared to $647,000 for the same period in the prior year. The reasons for the increases were the overall growth in the number of checking accounts and increases in deposit fees in 2001 as compared to prior year periods.

Gains on sale of securities were $1.1 million and $1.5 million, respectively, for the three and six-month periods ended June 30, 2001 as compared to $85,000 and $418,000, respectively, for the same periods in 2000. The gains in the first six months of 2001 were the result of the sales of loans originated, securitized, and sold by Metropolitan to FreddieMac. The gains in the first half of 2000 were the result of the sale of FannieMae securities which were part of the 1999 multifamily securitization and FreddieMac securities comprised of residential loans. The higher level of gains in 2001 was due primarily to higher loan origination volume than a year ago.

Other noninterest income increased to $1.6 million and $2.6 million, respectively, in the three and six-month periods ended June 30, 2001 compared to $0.8 million and $1.6 million, respectively, for the same periods in the previous year. These increases were primarily due to increased fee income principally from checking accounts generated from the increased level of business and increased rental income from the new corporate headquarters building in the first six months of 2001.

Noninterest Expense. Total noninterest expense increased to $12.6 million and $23.8 million, respectively, in the three and six-month periods ended June 30, 2001 as compared to $9.8 million and $19.2 million, respectively, for the same periods in 2000.

Personnel related expenses increased $1.5 million and $2.0 million, respectively, in the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. These increases were primarily a result of increased staffing levels to support expanded activities such as new retail sales offices locations and new mortgage origination offices and temporary employees used to transition to a new computer system. As the Bank is not planning to open any new offices in the next twelve months, personnel costs are expected to stabilize over that period.

Occupancy costs increased $507,000 and $934,000, respectively, in the three and six-month periods ended June 30, 2001, over the same periods in 2000. This increase was generally the result of occupancy costs for the new corporate headquarters, three additional retail sales offices and six residential mortgage origination offices. Since no new offices are anticipated in the next twelve months, the only significant increases anticipated in occupancy costs will be depreciation on vacant corporate headquarters space which will be built out and rented to unrelated parties.

Data processing expense increased $169,000 and $255,000, respectively, in the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. The primary reason for the increase was greater costs incurred for data processing following the systems conversion in 2000.

Marketing expense decreased $176,000 and $119,000, respectively, in the three and six-month periods ended June 30, 2001 compared to the same periods in the prior year. During the second quarter of 2000, we incurred costs for a checking account promotion and promotion of a new retail sales office. Marketing costs in 2001 were limited to more routine activities.

Other operating expenses, which includes miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses and expenses pertaining to real estate owned and professional expenses, increased $0.8 million and $1.5 million, respectively, for the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. These increases were generally the result of increases in expenses pertaining to real estate owned, professional services, and increased business activities.

Provision for Income Taxes. The benefit for income taxes was $905,000 and $1.2 million, respectively, for the three and six-month periods ended June 30, 2001 as compared to the provision of $265,000 and $557,000, respectively, for the same periods in 2000. The primary reason for the decrease in the provision was the loss recorded for the quarter and six-month period ended June 30, 2001. The effective tax rates were 30.3% and 33.3%, respectively, for the three and six-month periods ended June 30, 2001 as compared to 32.6% for both the three and six-month periods ending June 30, 2000.


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

                                                      June 30,         December 31,
                                                        2001              2000
                                                     ----------         ----------
                                                         (Dollars in thousands)

Nonaccrual loans                                     $   28,322         $    8,305
Loans past due greater than
  90 days or impaired, still accruing                     3,665              6,434
                                                     ----------         ----------
Total nonperforming loans                                31,987             14,739
Real estate owned                                         3,616              4,262
                                                     ----------         ----------
Total nonperforming assets                           $   35,603         $   19,001
                                                     ==========         ==========
Allowance for losses on loans                        $   17,028         $   13,951
                                                     ==========         ==========

Nonperforming loans to total loans                         2.65%              1.15%
Nonperforming assets to total assets                       2.11%              1.12%
Net charge-offs to average loans(1)                        0.18%              0.27%
Provision for loan losses to average loans(1)              0.66%              0.51%
Allowance for losses on loans to total
  nonperforming loans at end of period                    53.23%             94.65%
Allowance for losses on loans to
  total loans at end of period                             1.39%              1.07%


(1) Annualized for comparative purposes.

Nonperforming loans at June 30, 2001 increased $17.2 million to $32.0 million as compared to $14.7 million at December 31, 2000. Real estate owned decreased $0.6 million over the same period. The primary reason for the increase in nonperforming loans was the inclusion of $14.7 million of business loans to related borrowers which became nonperforming in the first quarter, 2001. Management has estimated the impairment to be approximately $3.5 million.

The previously discussed $14.7 million of business loans that became nonperforming in the first quarter, 2001 are the primary reason for the decline of the asset quality ratios from year-end 2000. In spite of this decline, net charge-offs declined from the prior year period.

The provision for loan losses increased for both the three and six-month periods ended June 30, 2001 as compared to the same periods in 2000. Management increased the provision for loan losses based on increased risk of loss due to a weakening in the economy, increased nonperforming loans, and problems noted with specific borrowers.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $3.5 million of loans in this category at June 30, 2001, compared to $4.7 million of such loans at December 31, 2000.


FINANCIAL CONDITION

Total assets amounted to $1.691 billion at June 30, 2001, as compared to $1.695 billion at December 31, 2000, a slight decrease of $4.0 million. The decrease in assets was concentrated in loans and was offset by increases in cash and interest bearing deposits, securities, and premises and equipment. Under the Supervisory Agreement we have committed that quarter end assets for the Bank will not exceed $1.702 billion during the term of the Agreement.

Securities increased $60.2 million to $115.0 million at June 30, 2001 as compared to $54.8 million at December 31, 2000. The primary reason for the increase was the purchase of $74.3 million of U.S. Treasury securities and $9.5 million of U.S. agency notes, which were offset by the redemption of $20.0 million of U.S. agency notes. The Treasury securities were purchased to invest idle cash derived primarily from loan sales and subsequently matured in the beginning of the third quarter, 2001.

Loans receivable, net decreased $168.5 million, or 13.6%, to $1.07 billion at June 30, 2001 from $1.24 billion at December 31, 2000. This decrease was due to loan sales, paydowns, and transfers to loans held for sale in the first six months of 2001. Decreases experienced in particular loans categories were $75.2 million in commercial loans, $50.1 million in multifamily loans, and $39.2 million in one- to four-family loans and modest decreases in other loan categories which were partially offset by a $14.6 million increase in construction loans.

Loans held for sale increased $88.0 million to $139.4 million at June 30, 2001 from $51.4 million at December 31, 2000. The primary reasons for the increase are the large volume of loan originations in the first six months of 2001 and transfers from Loans receivable, net of $60.8 million. Transfers to loans held for sale related to the Bank's ongoing attempt to meet the Board directed requirements to get to a "well capitalized" status and meet certain interest rate risk goals. Loans held for sale consists of one- to four-family, multifamily, and commercial loans. One- to four-family loans are placed in this category based on the type of loan and the marketability of the loan. In regards to multifamily and commercial loans, loans are selected for this category after reviewing current loan production and determining the impact of a potential sale on risk-based capital and interest rate risk.

Federal Home Loan Bank Stock decreased $4.6 million to $16.0 million at June 30, 2001 as compared to the December 31, 2000 balance. The reason for the decrease was the redemption of $5.0 million of stock during the second quarter. The Bank was no longer required to hold the stock due to paydowns on Federal Home Loan Bank advances.

Real estate owned decreased $0.6 million, or 15.2%, to $3.6 million at June 30, 2001. The primary reason for the decrease was the $0.7 million provision for loss on real estate owned for the six month period ended June 30, 2001. This provision will be used to make certain properties more attractive for disposition.

Premises and equipment, net increased $4.8 million to $71.2 million at June 30, 2001. This increase was the result of costs associated with the completion of the new headquarters. The Bank will have additional costs in the building to complete space leased to tenants. Otherwise, we do not anticipate opening any new retail locations during the next twelve months.

Total deposits were $1.203 billion at June 30, 2001, an increase of $56.3 million from the balance of $1.146 billion at December 31, 2000. The increase resulted principally from an increased balance of interest-bearing checking accounts of $27.4 million and certificates of deposit of $24.5 million, which were partially offset by smaller declines in other deposit categories.

Borrowings decreased $60.3 million, or 14.2% from December 31, 2000 to June 30, 2001. The decrease was the result of decreased use of Federal Home Loan Bank advances from year end.


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

The Corporation's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At June 30, 2001, the Corporation, excluding the Bank, had cash and readily convertible investments of $1.7 million. At June 30, 2001 the Corporation held $1.0 million in liquid assets available to pay expenses and interest. This does not include the $0.7 million the Corporation holds in liquid assets as a requirement of the subordinated notes due January 1, 2005.

The Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) for the quarter ending June 2001 was 6.33%. Historically, Metropolitan has maintained its liquidity close to 4.0% since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds.

While principal repayments and FHLB advances are fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and believes that the existing resources are adequate for its foreseeable requirements.

At June 30, 2001, $262.2 million, or 16.8%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Metropolitan has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At June 30, 2001, approximately $63.6 million, or 5.3% of our deposits were held by these individuals and entities. Of these out-of-state time deposits, $20.8 million were also included in the $100,000 and over time deposits discussed above. During 2000, the Bank received regulatory approval and began accepting brokered deposits. At June 30, 2001, brokered deposits totaled $141.1 million. The regulatory approval to accept brokered deposits expires December 31, 2001 and, at that time, Metropolitan must re-apply to continue to accept new brokered deposits. The approval is at the discretion of the appropriate regulatory agency. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $446.1 million at June 30, 2001, or 37.1% of total deposits. We monitor maturities to attempt to minimize any potential adverse effect on liquidity. In accordance with the Supervisory Agreement, we intend to reduce our reliance on brokered and out-of-state deposits over the term of the Agreement.

We have access to wholesale borrowings based on the availability of eligible collateral. The FHLB makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the FHLB under its blanket pledge agreement of approximately $334 million at June 30, 2001, of which $305 million was utilized. The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of $41.0 million at June 30, 2001.

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

The Bank's regulatory capital ratios at June 30, 2001 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                         Tangible Capital          Core Capital         Risk-based Capital
                         ----------------          ------------         ------------------
                                                (Dollars in thousands)
Capital amount
Actual                $104,567         6.20%    $104,567       6.20%    $115,219        8.71%
Required                25,298         1.50       67,463       4.00      105,827        8.00
                      --------     --------     --------   --------     --------    --------
Excess                $ 79,269         4.70%    $ 37,104       2.20%    $  9,392        0.71%
                      ========     ========     ========   ========     ========    ========

It is the Bank's goal, as well as required by the Bank's Supervisory Agreement, to increase risk-based capital to reach the "well capitalized" risk-based capital level of 10.00% by December 31, 2001. Under the Supervisory Agreement, the Bank will submit a plan for increasing capital to regulatory authorities by September 28, 2001. The following table summarizes the Bank's status compared to the Supervisory Agreement requirements:

                        Tangible Capital            Core Capital            Risk-based Capital
                        ----------------            ------------            ------------------
                                                (Dollars in thousands)
Capital amount
Actual                $ 104,567         6.20%   $ 104,567         6.20%   $ 115,219         8.71%
Required                 33,732         2.00       84,329         5.00      132,348        10.00
                      ---------    ---------    ---------    ---------    ---------    ---------
Excess                $  70,835         4.20%   $  20,238         1.20%   $ (17,129)       (1.29%)
                      =========    =========    =========    =========    =========    =========

RECENT ACCOUNTING DEVELOPMENTS

In June, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method, rather than the pooling-of-interests method.

SFAS No. 142 addresses accounting for goodwill and intangible assets both at acquisition and subsequent to acquisition. Under this statement, goodwill arising from business combinations will no longer be amortized, but will be assessed regularly for impairment. Such impairment will be recognized as a reduction in earnings in the period identified. We expect no significant impact due to the adoption of SFAS No. 141 and No. 142.


FORWARD LOOKING STATEMENTS

This document contains forward-looking statements that are subject to assumptions, risks, and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "likely," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including: changes in interest rates; continued softening in the economy and other factors which would materially impact credit quality trends, real estate leasing and the ability of the Bank to generate loans: business and other factors affecting the economic outlook of individual borrowers of the Bank and their ability to repay loans as agreed; the ability of the Corporation and the Bank to timely meet their obligations under their respective supervisory agreements; delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses; changes in law imposing new legal obligations or restrictions or unfavorable resolution of litigation; and changes in accounting, tax, or regulatory practices or requirements.


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

During 2001, like many financial institutions, we had exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has had more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter.

                                       EXPECTED CHANGE IN NET INTEREST INCOME
                                       --------------------------------------
CHANGE IN INTEREST RATE            JUNE 30, 2001                    DECEMBER 31, 2000
-----------------------            -------------                    -----------------

              +2%                         -11%                             -27%
              +1%                          -6%                             -14%
              -1%                          -1%                             +13%
              -2%                          -3%                             +27%


The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have some short-term exposure to rising rates and the exposure has decreased during the first half of 2001.

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

                                           EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                           --------------------------------------
CHANGE IN INTEREST RATE               JUNE 30, 2001                    DECEMBER 31, 2000
-----------------------               -------------                    -----------------

               +2%                           -23%                             -26%
               +1%                            -9%                             -12%
               -1%                            -2%                             +12%
               -2%                            -6%                             +28%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that the post-shock NPV has improved slightly during 2001. Under TB 13a, Metropolitan falls in the moderate interest rate risk category as of June 30, 2001, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

Both the change in expected net interest income and the net portfolio value indicate a decrease in our exposure to rising rates. This was due to the lengthening of liability maturities as interest-bearing liabilities matured over the first half of 2001. Both analyses also indicate an increase in exposure to falling rates. This was caused by interest rate compression. Interest rate compression is the concept that as rates fall relatively closer to zero, the lower rates (typically liability rates) will begin to fall a proportional distance to zero rather than by the same absolute magnitude that the higher rate assets yields typically decline.

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

The result of these strategies taken together is that Metropolitan has made progress in reducing interest rate risk by lengthening liability maturities. In the first half of 2001, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern throughout the remainder of 2001.

The Bank's level of interest rate risk as of June 30, 2001, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during the remainder of 2001 by focusing on:

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

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.3% of assets and 71.1% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Metropolitan Financial Corp. was held on April 24, 2001, at 9:00 a.m. ("the Annual Meeting") at 22901 Mill Creek Blvd., Highland Hills, Ohio.

At the Annual Meeting, the shareholders of Metropolitan considered and voted upon proposals to (i) elect Robert R. Broadbent, Marjorie M. Carlson, James A. Karman, and Ralph D. Ketchum as directors of Metropolitan to serve for the term expiring at the Annual Meeting of Shareholders to be held in the year 2004 and
(ii) ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2001. The terms of (a) Malvin
E. Bank, Robert M. Kaye, and David P. Miller, which expire at the 2002 annual meeting and (b) Lois K. Goodman, Marguerite B. Humphrey, Kenneth T. Koehler, and Alfonse M. Mattia, which expire at the 2003 annual meeting, continued after the meeting. The shares represented at the Annual Meeting in person or by proxy were voted as follows with respect to each of the proposals:

PROPOSAL #1                                     FOR                  AGAINST
                                                ---                  -------
Election of Directors
   Robert R. Broadbent                         7,825,234              99,329
   Marjorie M. Carlson                         7,828,394              96,169
   James A. Karman                             7,810,973             113,590
   Ralph D. Ketchum                            7,826,794              97,769

PROPOSAL #2                                     FOR                  AGAINST             ABSTAIN
                                                ---                  -------             -------
   Ratification of appointment of Crowe,
   Chizek and Company LLP                      7,853,484              42,418              28,661

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

            10.1 Sixth Amendment to Restated Loan Agreement by and between the Huntington National Bank and the Corporation dated as of May 31, 2001.

            10.2 Supervisory Agreement dated July 26, 2001 between Metropolitan Financial Corp. and the Office of Thrift Supervision.

            10.3 Supervisory Agreement dated July 26, 2001 between Metropolitan Bank and Trust Company, the State of Ohio, Division of Financial Institutions, and the Office of Thrift Supervision.

       b.               Reports on Form 8-K.

                        August 3, 2001 - Item 5. Other Events. Financial Statements and Exhibits. Reporting that on August 3, 2001, the Registrant issued a press release announcing its financial results for the second quarter of 2001, that it and its wholly-owned subsidiary, Metropolitan Bank & Trust Company, have each entered into Supervisory Agreements with the Office of Thrift Supervision and Ohio Department of Financial Institutions, and that the Company has engaged an investment banking firm to explore strategic alternatives, including a recapitalization.

                        No other reports on Form 8-K were filed during the three month period ended June 30, 2001.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          METROPOLITAN FINANCIAL CORP.



                                          By:    /s/ Donald F. Smith
                                             -----------------------------------
                                             Donald F. Smith,
                                             Chief Financial Officer
                                             (on behalf of the Registrant and as
                                             Principal Financial and Accounting
                                             Officer)

                                             Date:  August 14, 2001