Form 10-Q
period 2001-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2001-11-13
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001.
                                    -------------------

Commission file number                        000-21553
                      ---------------------------------------------------------


                          METROPOLITAN FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             OHIO                                             34-1109469
-------------------------------             -----------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)





22901 MILL CREEK BLVD., HIGHLAND HILLS, OHIO                  44122
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


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

As of November 9, 2001, there were 8,126,709 common shares of the Registrant issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                -----------------

  PART I.    FINANCIAL INFORMATION                                        PAGE

  Item 1.  Financial Statements:

    Consolidated Statements of Financial Condition
    as of September 30, 2001 and December 31, 2000                          3

    Consolidated Statements of Operations for the three
    and nine months ended September 30, 2001 and 2000                       4

    Condensed Consolidated Statements of Cash Flows
    for the nine months ended September 30, 2001 and 2000                   5

    Consolidated Statements of Changes in Shareholders' Equity for
    the three and nine months ended September 30, 2001 and 2000             6

    Notes to Consolidated Financial Statements                            7-18

  Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           19-32

  Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                             33-36

  PART II.   OTHER INFORMATION                                             36

  Item 4. Submission of Matters to a Vote of Security Holders              37

  Item 6. Exhibits and Reports on Form 8-K                                37-38

  SIGNATURE                                                                39

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                   September 30, 2001  December 31, 2000
                                                   -------------------------------------
ASSETS
-------------------------------------
Cash and due from banks                                $    30,940       $    17,010
Interest-bearing deposits in other banks                     5,069             2,727
Securities available for sale                               47,003            39,306
Securities held to maturity                                 15,180            15,480
Mortgage-backed securities available for sale              177,711           195,829
Loans held for sale                                        126,578            51,382
Loans receivable, net                                    1,035,861         1,235,441
Federal Home Loan Bank stock                                16,658            20,624
Premises and equipment, net                                 70,727            66,393
Loan servicing rights, net                                  24,170            20,597
Accrued income, prepaid expenses and other assets           22,211            23,626
Real estate owned, net                                       3,542             4,262
Intangible assets                                            2,572             2,602
                                                       -----------------------------
     Total assets                                      $ 1,578,222       $ 1,695,279
                                                       =============================

LIABILITIES
-------------------------------------
Noninterest-bearing deposits                           $   101,515       $    97,385
Interest-bearing deposits                                1,017,472         1,048,882
                                                       -----------------------------
     Total deposits                                      1,118,987         1,146,267
Borrowings                                                 341,033           426,079
Other liabilities                                           28,588            29,724
Guaranteed preferred beneficial interests in the
   Corporation's junior subordinated debentures             43,750            43,750
                                                       -----------------------------
     Total liabilities                                 $ 1,532,358       $ 1,645,820
                                                       -----------------------------

SHAREHOLDERS' EQUITY
-------------------------------------
Preferred stock, 10,000,000 shares authorized,
   none issued                                                --                --
Common stock, no par value, 10,000,000 shares
   Authorized, 8,120,677 and 8,099,852 shares
   issued and outstanding, respectively                       --                --
Additional paid-in capital                                  20,954            20,882
Retained earnings                                           27,705            29,668
Accumulated other comprehensive loss                        (2,795)           (1,091)
                                                       -----------------------------
  Total shareholders' equity                                45,864            49,459
                                                       -----------------------------
     Total liabilities and shareholders' equity        $ 1,578,222       $ 1,695,279
                                                       =============================

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                 Three Months ended Sept. 30,         Nine Months ended Sept. 30,
                                                          ------------------------------------------------------------------------
                                                                   2001              2000              2001                 2000
INTEREST INCOME
  Interest and fees on loans                                     $23,604           $28,063           $75,944              $78,975
  Interest on mortgage-backed securities                           3,195             3,693             9,970               11,801
  Interest and dividends on other investments                      1,350             1,249             3,940                3,677
                                                          ------------------------------------------------------------------------
    Total interest income                                         28,149            33,005            89,854               94,453

INTEREST EXPENSE
  Interest on deposits                                            13,387            15,899            43,187               43,605
  Interest on borrowings                                           5,591             6,484            18,007               18,512
  Interest on Junior Subordinated Debentures                         998               998             2,995                2,995
                                                          ------------------------------------------------------------------------
    Total interest expense                                        19,976            23,381            64,189               65,112

NET INTEREST INCOME                                                8,173             9,624            25,665               29,341
Provision for loan losses                                          1,150             1,750             5,350                4,850
                                                          ------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                7,023             7,874            20,315               24,491

NONINTEREST INCOME
  Net gain on sale of loans                                        3,091               876             5,542                1,914
  Loan servicing income, net                                       (683)               313           (1,466)                  861
  Service charges on deposit accounts                                499               392             1,392                1,039
  Net gain on sale of securities                                      84               154             1,629                  572
  Other operating income                                           1,642               733             4,268                2,362
                                                          ------------------------------------------------------------------------
    Total noninterest income                                       4,633             2,468            11,365                6,748

NONINTEREST EXPENSE
  Salaries and related personnel costs                             5,935             5,331            18,028               15,377
  Occupancy and equipment expense                                  1,931             1,433             5,714                4,282
  Federal deposit insurance premiums                                 343               332             1,030                1,032
  Data processing expense                                            459               311             1,384                  981
  Marketing expense                                                  215               314               796                1,014
  State franchise taxes                                               --               263               488                  787
  Amortization of intangibles                                         63                66               194                  198
  Other operating expenses                                         2,112             1,850             7,195                5,415
                                                          ------------------------------------------------------------------------
    Total noninterest expense                                     11,058             9,900            34,829               29,086
                                                          ------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                    598               442            (3,149)               2,153
Provision (benefit) for income taxes                                  60               143            (1,186)                 700
                                                          ------------------------------------------------------------------------
NET INCOME (LOSS)                                                  $ 538             $ 299          $(1,963)               $1,453
                                                          ========================================================================

Basic and diluted earnings (loss) per share                        $0.07             $0.04           $(0.24)                $0.18

Weighted average shares outstanding for basic
  earnings per share                                           8,117,288         8,086,298         8,110,567            8,077,358
Effect of dilutive options                                            --                --                --                   --
                                                          ------------------------------------------------------------------------
Weighted average shares outstanding for diluted
  earnings per share                                           8,117,288         8,086,298         8,110,567            8,077,358

 See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  2001          2000
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES                           $  10,016       $   2,808

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                 (199,693)       (336,544)
  Purchases of:
    Loans                                                        (86,184)        (80,648)
    Mortgage-backed securities                                   (19,395)           --
    Securities available for sale                               (115,111)            (39)
    Securities held to maturity                                     --              (934)
    Mortgage servicing rights                                     (4,425)         (9,940)
    Premises and equipment                                        (7,119)        (23,681)
    FHLB stock                                                      --            (5,819)
  Proceeds from maturities and repayments of:
    Loans                                                        309,875         263,107
    Mortgage-backed securities                                    37,998          27,276
    Securities available for sale                                108,540            --
    Securities held to maturity                                      305             365
  Proceeds from sale of:
    Loans                                                         86,029          75,437
    Mortgage-backed securities                                      --            19,614
    FHLB stock                                                     5,000            --
    Premises, equipment, and real estate owned                       348           1,275
                                                               ---------       ---------
      Net cash provided by (used in) investing activities        116,168         (70,531)
                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                 (27,280)         28,325
  Proceeds from borrowings                                        20,000         160,901
  Repayment of borrowings                                        (39,046)       (108,362)
  Net activity on lines of credit                                (66,000)        (23,100)
  Proceeds from issuance of common stock                              72             108
                                                               ---------       ---------
    Net cash provided by (used in) financing activities         (112,254)         57,872
                                                               ---------       ---------

Net change in cash and cash equivalents                           13,930          (9,851)
Cash and cash equivalents at beginning of period                  17,010          21,751
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $  30,940       $  11,900
                                                               =========       =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Interest                                                   $  66,469       $  65,573
    Income taxes                                                   1,418             336
Transfer from loans receivable to real estate owned                  607             833
Transfer from loans receivable to loans held for sale             75,578            --
Loans securitized                                                191,653          29,792

See notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                                                          ACCUMULATED
                                                          ADDITIONAL                         OTHER               TOTAL
                                             COMMON         PAID-IN          RETAINED     COMPREHENSIVE        SHAREHOLDERS'
                                             STOCK          CAPITAL          EARNINGS      INCOME (LOSS)         EQUITY
                                           -----------   -------------     ------------  ---------------       --------------
BALANCE JUNE 30, 2000                      $    --           $20,819           $29,325        $(5,640)           $44,504
Comprehensive income (loss):
   Net income                                                                      299                               299
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $102,000 from net income                                                                1,304              1,304
                                                                                                                --------
     Total comprehensive income (loss)                                                                             1,603
Issuance of shares of Common stock
   Stock purchase plan-8,181 shares                               33                                                  33
                                                             -------           -------        -------            -------
BALANCE SEPTEMBER 30, 2000                 $    --           $20,852           $29,624        $(4,336)           $46,140
                                                              ======            ======          =====             ======


BALANCE DECEMBER 31, 1999                  $    --           $20,744           $28,171        $(4,047)           $44,868
Comprehensive income (loss):
   Net income                                                                    1,453                             1,453
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $378,000 from net income                                                                 (289)              (289)
                                                                                                                  ------
     Total comprehensive income (loss)                                                                             1,164
Issuance of shares of Common stock
   Stock purchase plan-27,029 shares                             108                                                 108
                                                             -------           -------        -------            -------
BALANCE SEPTEMBER 30, 2000                 $    --           $20,852           $29,624        $(4,336)           $46,140
                                                             =======           =======        =======            =======




BALANCE JUNE 30, 2001                      $    --           $20,928           $27,167        $(1,266)           $46,829
Comprehensive income (loss):
   Net income                                                                      538                               538
   Change in unrealized gain on
     securities and derivatives, net of
     of tax and net of reclassification
     of gain of $55,000 from net income                                                        (1,529)            (1,529)
                                                                                                                ---------
     Total comprehensive income (loss)                                                                              (991)
Issuance of shares of Common stock
   Stock purchase plan-7,681 shares                               26                                                  26
                                                             -------           -------        -------            -------
BALANCE SEPTEMBER 30, 2001                 $    --           $20,954           $27,705        $(2,795)           $45,864
                                                             =======           =======        =======            =======


BALANCE DECEMBER 31, 2000                  $    --           $20,882           $29,668        $(1,091)           $49,459
Comprehensive income (loss):
   Net income (loss)                                                            (1,963)                           (1,963)
   Change in unrealized gain on
     securities and derivatives, net of
     tax and net of reclassification of gain
     of $1,075,000 from net income                                                             (1,704)            (1,704)
                                                                                                              -----------
     Total comprehensive income (loss)                                                                            (3,667)
Issuance of shares of Common stock
   Stock purchase plan-20,825 shares                              72                                                  72
                                                             -------           -------        -------            -------
BALANCE SEPTEMBER 30, 2001                $     --           $20,954           $27,705        $(2,795)           $45,864
                                                             =======           =======        =======            =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Metropolitan Financial Corp. ("Metropolitan" or the "Corporation") is a savings and loan holding company and an Ohio corporation. Metropolitan's primary operating subsidiary is Metropolitan Bank and Trust Company (the "Bank"). Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio, Pennsylvania, Michigan, and Kentucky and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Corporation conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Corporation considers necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 2001 and 2000; (b) the financial condition at September 30, 2001 and December 31, 2000;
(c) the statement of cash flows for the nine month periods ended September 30, 2001 and 2000; and (d) the statement of changes in shareholders' equity for the three and nine month periods ended September 30, 2001 and 2000. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.


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

Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At September 30, 2001 and December 31, 2000, management had the intent and the Bank had the ability to hold all loans being held for investment purposes for the foreseeable future.

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

Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, that increase is reported as a provision for loan losses. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Management does not include all consumer loans in the review for impaired loans. However, consumer loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

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

EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income (loss) by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income
(loss) by the diluted weighted average shares outstanding. Diluted weighted average common shares were calculated assuming the exercise of stock options less treasury shares assumed to be purchased from the proceeds using the average market price of the Corporation's stock. Outstanding stock options of common stock were not considered in computing diluted earnings per share for the periods ended September 30, 2001 because they were antidilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS: In June, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations." In August, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The first two statements will change the accounting for business combinations and goodwill. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 will change the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only method. Any goodwill arising from the result of business combinations initiated after June 30, 2001 will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142 on January 1, 2002. Management expects a benefit associated with the elimination of goodwill amortization in 2002. However, the benefit may be more than, equal to, or less than any impairment that could occur in 2002. While management does not anticipate any goodwill impairment in 2002, it could occur as a result of changes in economic or market conditions.

SFAS No. 143 and 144 address accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related costs and impairment or disposal of long-lived assets, respectively. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect these pronouncements will have a material effect on the Corporation or its earnings.

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                         September 30, 2001
                                               ------------------------------------------------------------------
                                                 Amortized      Gross Unrealized      Gross Unrealized     Fair
                                                    Cost              Gains                Losses          Value
                                                    ----              -----                ------          -----
AVAILABLE FOR SALE
Mutual funds                                      $    682                                                 $  682
FreddieMac preferred stock                           7,500                               $ (750)            6,750
FannieMae notes                                      4,480                                  (16)            4,464
FHLB note                                            5,053                                  (36)            5,017
Treasury notes and bills                            30,088            $  2                                 30,090
Mortgage-backed securities                         177,530             200                  (19)          177,711
                                                  --------            ----                ------          -------
                                                   225,333             202                 (821)          224,714
HELD TO MATURITY
Tax-exempt municipal bond                           14,550                               (2,910)           11,640
Revenue bond                                           630                                                    630
                                                  --------            ----                ------          -------
                                                    15,180                               (2,910)           12,270
                                                  --------            ----                ------          -------
   Total securities                               $240,513            $202              $(3,731)         $236,984
                                                   =======             ===                =====           =======



                                                                           December 31, 2000
                                            ---------------------------------------------------------------------
                                                 Amortized      Gross Unrealized      Gross Unrealized     Fair
                                                    Cost              Gains                Losses          Value
                                                    ----              -----                ------          -----
AVAILABLE FOR SALE
Mutual funds                                       $  889                                                 $      889
FreddieMac preferred stock                          7,500                                $(1,350)              6,150
FreddieMac note                                    10,000                                    (14)              9,986
FannieMae notes                                    19,950             $ 10                   (40)             19,920
Treasury notes and bills                            2,361                                                      2,361
Mortgage-backed securities                        196,052              534                  (757)            195,829
                                                  --------            ----                ------          ----------
                                                  236,752              544                (2,161)            235,135
HELD TO MATURITY
Tax-exempt municipal bond                          14,705                                   (145)             14,560
Revenue bond                                          775                9                                       784
                                                  --------            ----                ------          ----------
                                                   15,480                9                  (145)             15,344
                                                  --------            ----                ------          ----------
   Total securities                              $252,232             $553               $(2,306)         $  250,479
                                                 ========              ===                 ======          ==========

The tax-exempt municipal bond represents a single issue secured by a multifamily property. The trustee has advised the bank that the issuer of the bond is currently supplementing operating revenue with cash held by the trustee in order to pay taxes on the property. Therefore, the marketability and market value of the bond have declined between December 31, 2000 and September 30, 2001. However, management does not believe impairment has occurred because the estimated underlying value of the property is sufficient to secure the principal and interest of the bond.

4. LOANS RECEIVABLE

The composition of the loan portfolio at September 30, 2001 and December 31, 2000 was as follows (in thousands):

                                            September 30, 2001   December 31, 2000
                                            ------------------   -----------------
Real estate loans
   Construction loans:
      One- to four-family                       $   145,264         $   125,989
      Multifamily                                     6,036               7,502
      Commercial                                        843               5,873
      Land                                           69,847              54,100
      Loans in process                              (84,266)            (72,156)
                                                -----------         -----------
         Construction loans, net                    137,724             121,308
   Permanent loans:
      One- to four-family                           231,126             288,352
      Multifamily                                   218,174             273,358
      Commercial                                    174,495             254,824
                                                -----------         -----------
         Total real estate loans                    761,519             937,842
Consumer loans                                      148,633             163,019
Business and other loans                            137,696             143,329
                                                -----------         -----------
         Total loans                              1,047,848           1,244,190
Premiums on loans, net                                7,331               7,393
Deferred loan fees, net                              (2,114)             (2,191)
Allowance for losses on loans                       (17,204)            (13,951)
                                                -----------         -----------

        Total loans receivable                  $ 1,035,861         $ 1,235,441
                                                ===========         ===========


Activity in the allowance for losses on loans for the periods ended September 30, 2001 and 2000 was as follows (in thousands):

                                                 Nine Months Ended September 30,
                                                -------------------------------
                                                    2001               2000
                                                -----------         -----------
Balance at the beginning of the period          $    13,951         $    11,025
Provision for loan losses                             5,350               4,850
Charge-offs                                          (2,286)             (2,803)
Recoveries                                              189                 125
                                                -----------         -----------
Balance at end of period                        $    17,204         $    13,197
                                                ===========         ===========

Nonperforming loans were as follows at (in thousands):


                                                    September 30,    December 31,
                                                        2001             2000
                                                     ---------       ------------
Loans past due over 90 days still on accrual         $     65         $ 6,434
Nonaccrual loans                                       26,317           8,305

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

Information regarding impaired loans was as follows (in thousands):

                                                      September 30,               December 31,
                                                          2001                       2000
                                                      -------------              -------------
Balance of impaired loans                                $15,508                     $4,869
Less portion for which no allowance
  for losses on loans is allocated                         3,422                      4,796
                                                           -----                      -----
Balance of impaired loans for which
  an allowance for loan losses is allocated              $12,086                    $   220
                                                          ======                     ======
Portion of allowance for losses on loans
  allocated to the impaired loan balance                 $ 3,450                    $   197
                                                          ======                     ======


                                                          Nine Months Ended September 30,
                                                            2001                    2000
                                                      -------------              -------------
Average investment in impaired loans
  during the period                                      $12,834                     $5,324
                                                          ======                      =====
Interest income recognized during
  impairment                                           $     515                    $   150
                                                        ========                     ======
Interest income recognized on a
  cash basis during the period                         $     515                    $   150
                                                        ========                     ======


5. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

                                              September 30,       December 31,
                                                  2001                2000
                                                 -------            --------
Land                                             $10,647            $10,535
Office buildings                                  33,472             11,718
Leasehold improvements                             3,216              3,184
Furniture, fixtures, and equipment                21,124             17,948
Construction in progress                          12,073             30,210
                                                 -------            --------
   Total                                          80,532             73,595
Accumulated depreciation                           9,805              7,202
                                                 -------            --------
   Total premises and equipment                  $70,727            $66,393
                                                 =======            =======

In the second quarter, 1999, the Corporation started the construction of a new corporate headquarters building, a portion of which the Bank now occupies. As a result, interest expenses have been incurred to finance construction. These costs are capitalized as they are incurred while the building is under construction and are included as a portion of the historical cost to be depreciated over the useful life of the building. Interest is also capitalized on the construction of retail sales offices. Interest expense capitalized for the nine-month periods ended September 30, 2001 and 2000 were $357 and $537, respectively. The balance of construction in progress relates primarily to the corporate headquarters building and represents the majority of the building at December 31, 2001 and the portion of the building that remains unoccupied and ready to be built out for tenants at September 30, 2001.


6. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands):

                                                  September 30,              December 31,
                                                     2001                       2000
                                                     ----                       ----
Mortgage loan portfolios serviced for:
  FreddieMac                                     $1,209,324                  $ 882,715
  FannieMae                                         704,207                    849,472
  Other                                             282,464                    205,312
                                                 ----------                 ----------
    Total loans serviced for others              $2,195,995                 $1,937,499
                                                  =========                  =========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $30,931 and $25,484 at September 30, 2001 and December 31, 2000, respectively.

The following is an analysis of the changes in the cost of loan servicing rights for the nine-month periods ended September 30, 2001 and 2000 (in thousands):


                                                      Nine Months Ended September 30,
                                                       2001                  2000
                                                      -----                  ----
Balance at the beginning of the period               $20,597                $10,374
Acquired or originated                                 9,317                 11,742
Amortization                                          (5,744)                (2,476)
                                                      ------                 ------
Balance at the end of the period                     $24,170                $19,640
                                                      ======                 ======

7. DEPOSITS

Deposits consisted of the following (in thousands):

                                                                   September 30,             December 31,
                                                                        2001                     2000
                                                                        ----                     ----
Noninterest-bearing checking accounts                               $ 101,515                   $ 97,385

Interest-bearing checking accounts                                    181,090                    123,537
Passbook savings and statement savings                                 86,317                    106,258
Certificates of deposit                                               750,065                    819,087
  Total interest-bearing deposits                                   1,017,472                  1,048,882
                                                                   ----------                 ----------
                                                                   $1,118,987                 $1,146,267
                                                                   ==========                 ==========

At September 30, 2001, scheduled maturities of certificates of deposit were as follows (in thousands):

                           Year                                Weighted Average
                          Ended             Amount               Interest Rate
                          -----             ------                   ----
                           2001           $155,653                   5.79%
                           2002            416,886                   5.22
                           2003            129,355                   5.49
                           2004             24,293                   5.43
                           2005              7,205                   6.40
                        Thereafter          16,673                   5.70
                                          --------
                                          $750,065                   5.41%
                                          ========

Brokered and out-of-state deposits decreased from $177.0 million at December 31, 2000 to $141.0 million at September 30, 2001.

8. BORROWINGS

Borrowings consisted of the following at September 30, 2001 and December 31, 2000 (in thousands):


                                                                    September 30,               December 31,
                                                                         2001                      2000
                                                                      ---------                 ----------
Federal Home Loan Bank Advances (6.2% and 6.5% at
  September 30, 2001 and December 31, 2000, respectively)              $280,048                   $365,094

Reverse repurchase agreements (5.9% at September 30, 2001
  and December 31, 2000, respectively)                                   41,000                     41,000

Commercial bank line of credit (8.8%)                                        --                      6,000

Commercial bank note payable (6.0%)                                       6,000                         --

Subordinated debt maturing January 1, 2005
  (9.6% fixed rate)                                                      13,985                     13,985
                                                                       --------                   --------
                                                                       $341,033                   $426,079
                                                                       ========                   ========

At September 30, 2001, scheduled payments on borrowings were as follows (in thousands):

                                                        Weighted Average
                          Year Ended          Amount       Interest Rate
                          ----------          ------       -------------
                             2001             $1,715            6.59%
                             2002             64,653            6.18
                             2003             69,201            5.70
                             2004             69,495            6.14
                             2005             77,447            7.08
                          Thereafter          58,522            6.24
                                            --------
                             Total          $341,033            6.29%
                                            ========

At September 30, 2001, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one- to-four-family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $17 million, $227 million, $134 million, and $66 million, respectively.

At September 30, 2001, the Bank exceeded its borrowing capacity by approximately $24 million with an outstanding balance of $280 million. Under terms of the borrowing agreement with the FHLB, the Bank has the ability to pledge additional assets within a specified period of time to remedy the situation.

The Corporation has a note payable with a commercial bank with a balance at September 30, 2001 of $6 million. The loan matures December 31, 2002, with a partial payment of $1 million due December, 2001. As collateral for the loan, the Corporation's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount greater than 50% of the outstanding stock of the Corporation. In addition, Mr. Kaye has agreed to pledge any additional shares he may acquire in the future.


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

As of September 30, 2001, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $115,116,000 and $55,318,000, respectively. In addition, the Bank had firm commitments to sell loans totaling $69,433,000 at September 30, 2001. Metropolitan's commitments to originate and purchase loans are for loans with rates ranging from 5.75% to 16% and commitment periods up to one year.

The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.7 million, do not accrue interest and are renewed on an annual basis.

The Bank has entered into two interest rate swap contracts to hedge variable rate advances with each having a notional amount of $20.0 million. Both contracts mature within five years and have the same counterparty, a nationally recognized broker/dealer. The Bank receives from the respective contracts variable interest based on one-month or three-month LIBOR, respectively. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain rates set on specific dates per the terms of the contracts. The market value of the two swap contracts at September 30, 2001 was an unrealized loss of $3.6 million.

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

Operating results and other financial data for the current and preceding year were as follows (in thousands):

         As of or for the nine months ended September 30, 2001

                                                      RETAIL AND
                                                      COMMERCIAL          MORTGAGE            PARENT
                                                        BANKING            BANKING           AND OTHER            TOTAL
                                                        -------            -------           ---------            -----

OPERATING RESULTS:
Net interest income                                    $ 13,064           $14,546           $(1,945)            $ 25,665
Provision for losses on loans                             4,942               408                --                5,350
                                                       --------           -------           --------            --------
Net interest income after
  provision for loan losses                               8,122            14,138            (1,945)              20,315
Noninterest income                                        5,688             5,070               607               11,365
Direct noninterest expense                               15,226             6,505             1,489               23,220
Allocation of overhead                                    8,134             3,475                                 11,609
                                                       --------           -------           --------            --------
Net loss before income taxes                           $(9,550)           $ 9,228           $(2,827)            $(3,149)
                                                       ========           ========          ========            ========

                                                      RETAIL AND
                                                      COMMERCIAL          MORTGAGE            PARENT
                                                        BANKING            BANKING           AND OTHER            TOTAL
                                                        -------            -------           ---------            -----

FINANCIAL DATA:
Segment assets                                       $1,051,917          $349,482           $176,823          $1,578,222
Depreciation and amortization                             3,157             4,279                857               8,293
Expenditures for additions
  to premises and equipment                               6,401               718                                  7,119


         As of or for the nine months ended September 30, 2000

OPERATING RESULTS:
Net interest income                                  $   19,767          $  4,855           $  4,719             $29,341
Provision for losses on loans                             3,099               619              1,132               4,850
                                                     ----------          --------           --------             -------
Net interest income after
     provision for loan losses                           16,668             4,236              3,587              24,491
Noninterest income                                        4,377             2,289                 82               6,748
Direct noninterest expense                               14,512             5,120                289              19,921
Allocation of overhead                                    6,775             2,390                                  9,165
                                                     ----------          --------           --------            --------
Net income before income taxes                       $    (242)          $  ( 985)          $  3,380            $  2,153
                                                     ==========          =========          ========             =======

FINANCIAL DATA:
Segment assets                                       $1,082,080          $452,956           $134,070          $1,669,106
Depreciation and amortization                             1,751             2,297                360               4,408
Expenditures for additions
  to premises and equipment                              22,739               942                                 23,681

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

11. SUPERVISORY AGREEMENTS

In July, 2001, the Corporation entered into a supervisory agreement with the Office of Thrift Supervision and Metropolitan Bank and Trust, a subsidiary of the Corporation, entered into a supervisory agreement with the Office of Thrift Supervision and the Ohio Department of Financial Institutions.

The supervisory agreement to which the Corporation is a party includes, among other things, an agreement by the Corporation to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from the Bank. The supervisory agreement does not prohibit the Corporation from making payments on its Trust Preferred Securities or its other obligations.

The Bank supervisory agreement includes, among other things, the following requirements:

         - Development of a capital improvement and risk reduction plan by September 28, 2001.

         - Achieve or maintain compliance with core and risk-based capital standards at the well-capitalized level, including a risk-based capital ratio of 10% by December 31, 2001;

         -        Reduce investments in fixed assets;

         - Attain compliance with board approved interest rate risk policy requirements;

         - Reduce volatile funding sources, such as brokered and out-of-state deposits;

         -        Increase earnings;

         -        Improve controls related to credit risk; and

         -        Restrict total assets to not more than $1.7 billion.

The supervisory agreements for the Corporation and the Bank also contain restrictions on adding, entering into employment contracts with, or making golden parachute payments to directors and senior executive officers and in changing position responsibilities of senior officers.


12. PROPOSED RIGHTS AND COMMON STOCK OFFERING

On September 20, 2001, the Corporation filed a Form S-2 with the Securities and Exchange Commission relating to an offering to current shareholders of non-transferable rights to purchase shares of our common stock and also a concurrent offering of shares of common stock to certain institutional and high net-worth individuals. The purpose of these proposed offerings is to raise funds to increase the equity capital of the Metropolitan Bank as required under the supervisory agreements with the Office of Thrift
Supervision and the Ohio Department of Financial Institutions and to make a $1 million required principal payment on our commercial bank loan. The Corporation expects these concurrent offerings to conclude by December, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                            Three months ended Sept. 30,           Nine months ended Sept. 30,
                                                               2001              2000                 2001             2000
                                                               ----              ----                 ----             ----
Net income (loss) (in thousands)                      $         538       $         299       $      (1,963)           $ 1,453
Basic and diluted earnings (loss) per share           $        0.07       $        0.04       $       (0.24)           $  0.18
Return on average assets                                       0.13%               0.07%              (0.16)%             0.12%
Return on average equity                                       4.65%               2.64%              (5.50)%             4.34%
Noninterest expense to average assets                          2.74%               2.37%               2.79%              2.38%
Efficiency ratio                                              86.43%              82.38%              97.84%             81.34%
Net interest margin                                            2.18%               2.44%               2.22%              2.53%


                                                           Sept. 30,     December 31,          Sept. 30,
                                                             2001            2000                2000
                                                             ----            ----                ----
Total assets (in thousands)                           $   1,578,222       $   1,695,279        $   1,669,106
Shareholders' equity (in thousands)                          45,864              49,459               46,140
Shareholders' equity to total assets                           2.91%               2.92%                2.76%
Shares outstanding                                        8,120,677           8,099,852            8,090,773
Book value per share                                  $        5.65       $        6.11        $        5.70
Tangible book value per share                         $        5.33       $        5.79        $        5.42
Market value of common stock                          $        2.80       $        2.38        $        3.88
Nonperforming assets to total assets (1)                       1.90%               1.12%                0.83%
Allowance for losses on loans to total loans (1)               1.46%               1.07%                1.03%
Net charge-offs to average loans (2)                           0.22%               0.27%                0.29%

(1)       Ratios are based on period end balances.
(2)       Annualized for comparative purposes.

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank and the financing activities of the Corporation. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

As a result of the performance of the Company, on July 26, 2001, the Corporation entered into a supervisory agreement with the Office of Thrift Supervision ("OTS"), which requires us to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from Metropolitan Bank. Additionally, the Bank entered into a separate supervisory agreement with the OTS and the Ohio Department of Financial Institutions ("ODFI") on July 26, 2001. We, as well as the Bank, are working to comply with all of the provisions of the supervisory agreements.


RESULTS OF OPERATIONS

Net Income. Net income increased $239,000 to $538,000 for the third quarter, 2001 as compared to net income of $299,000 for the third quarter, 2000. Noninterest income increased $2.2 million for the three months ended September 30, 2001 over the same period in the prior year. The provision for loan losses decreased to $1.2 million for the three months ended September 30, 2001 compared to $1.8 million from the same period in the prior year. For the three months ended September 30, 2001, net interest income decreased $1.5 million and noninterest expense increased $1.2 million compared to the same period in the prior year. Noninterest expense amounted to $11.1 million for the quarter ended September 30, 2001 from $9.9 million for the same quarter in the prior year.

Net income for the nine-month period ended September 30, 2001 decreased $3.4 million to a net loss of $2.0 million as compared to net income of $1.4 million for the first nine months of 2000. Noninterest income increased $4.6 million for the nine months ended September 30, 2001 over the same period in the prior year. The provision for loan losses for the nine months ended September 30, 2001 increased $0.5 million from the same period in the prior year. For the nine months ended September 30, 2001, net interest income decreased $3.7 million and noninterest expense increased $5.7 million compared to the same period in the prior year. Noninterest expense amounted to $34.8 million for the nine-month period ended September 30, 2001 from $29.1 million from the same period in the prior year.

The loss for the first nine months of 2001 was primarily due to compression of the interest rate spread, costs associated with a computer conversion, an increased provision for loan losses, provisions for real estate owned, and compensation and occupancy expenses relating to new facilities opened during 2000 and 2001. Management increased the provision for loss on loans due to a weakening in the economy, increased nonperforming loans, and problems with specific borrowers. Interest rate compression is the concept that as rates fall closer to zero, the lower rates (typically liability rates) will begin to fall a proportional distance to zero rather than by the same absolute magnitude that the higher rate assets yields typically decline.

Our net interest margin decreased 26 and 31 basis points to 2.18% and 2.22%, respectively, for the three and nine-month periods ended September 30, 2001, respectively, as compared to 2.44% and 2.53%, respectively, for the comparable periods in 2000. Short-term interest rates rose modestly from January 2000 to May 2000 then remained stable through November 2000. Rates declined steadily from December 2000 through September 2001 with the prime-lending rate falling from 9.50% to 6.00%. The most immediate impact of these rate changes in our earning assets comes from loans which reprice based on the prime-lending rate. In addition, loans without prepayment penalties refinance more rapidly during periods where interest rates are declining. In contrast, many of our interest-bearing liabilities are fixed rate instruments with maturities of three to sixty months. As a result, the rates experienced during 2000 which were stable but higher than the previous two years caused liability costs during the first half of 2001 to be higher than the first half of 2000 even though asset yields declined during that same period due the rapid repricing of prime rate based loans and higher levels of refinancing of fixed-rate loans.

Interest Income. Total interest income for the quarter ended September 30, 2001 totaled $28.1 million, a decrease of 14.7% from the third quarter of 2000. Total interest income for the nine months ended September 30, 2001 totaled $89.9 million, a decrease of 4.9% from $94.5 million for the same period in 2000. These results were primarily the effect of declining yields on interest-earning assets from 8.36% to 7.52% in the three-month period ended September 30, 2001 and from 8.15% to 7.79% in the nine-month period ended September 30, 2001. Decreases in average earning assets compared to the same periods in the prior year also contributed to the decline in interest income. The decline in the yield on earning assets for the three and nine-months ended September 30, 2001 compared to the same periods in the prior year was primarily due to declines in the level of short term interest rates from 2000 to 2001. An increase in the level of nonperforming loans during the first nine months of 2001 also contributed to the decrease in interest income.

Interest Expense. Total interest expense decreased 14.6% and 1.4%, respectively, to $20.0 million and $64.2 million, respectively, for the three and nine-month periods ended September 30, 2001 from $23.4 million and $65.1 million, respectively, for the same periods in 2000. Interest expense for the quarter ending September 30, 2001 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds as opposed to the prior year quarter. Similarly, the slightly lower interest expense experienced in the first nine months of 2001 as compared to the prior year period was due more to a lower balance of interest-bearing liabilities outstanding and was less affected by the decreased cost of funds. The average balance of interest-bearing deposits decreased $102.7 million and $13.8 million, respectively, or 6.7% and 0.9%, respectively, for the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. Average borrowings decreased $53.4 million and $3.9 million, or 13.3% and a 1.0%, respectively, for the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. Metropolitan's cost of funds decreased to 5.52% for the third quarter, 2001 as compared to 6.10% for the third quarter, 2000. Similarly, for the nine-month period ended September 30, 2001, the cost of funds decreased slightly to 5.81% as compared to 5.84% for the first nine months of 2000. In the nine-month periods ended September 30, 2001, a slightly higher cost paid on deposits was offset by a lower cost paid on borrowings.

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

                                                             Three Months Ended September 30,
                                       ----------------------------------------------------------------------------------------
                                                            2001                                          2000
                                       ----------------------------------------    --------------------------------------------
                                                                   (Dollars in thousands)
                                         Average                                      Average
                                         Balance           Interest       Rate        Balance            Interest       Rate
                                         -------           --------       ----        -------            --------       ----
Interest-earning assets:
Loans receivable                        $1,209,578          $23,604       7.81%     $ 1,289,134           $28,063       8.71%
Mortgage-backed securities                 191,381            3,195       6.68%         217,280             3,693       6.80%
Other                                      100,645            1,350       5.49%          74,107             1,249       6.74%
                                       -----------          -------                 -----------           -------
Total interest-earning assets            1,501,604           28,149       7.52%       1,580,521            33,005       8.36%
                                                            -------                                       -------
Noninterest-bearing assets                 112,778                                       91,543
                                       -----------                                  -----------
Total assets                            $1,614,382                                  $ 1,672,064
                                       ===========                                  ===========

Interest-bearing liabilities:
Deposits                                $1,045,759           13,387       5.08%      $1,095,091            15,899        5.78%
Borrowings                                 348,014            5,609       6.39%         401,399             6,740        6.68%
Junior Subordinated Debentures              43,750              998       9.13%          43,750               998        9.13%
                                       -----------         --------                 -----------           -------
Total interest-bearing liabilities       1,437,523           19,994       5.52%       1,540,240            23,637        6.10%
                                                           --------       ----                            -------        ----
Noninterest-bearing liabilities            130,513                                       86,502
Shareholders' equity                        46,346                                       45,322
                                       -----------                                  -----------
Total liabilities and
  shareholders' equity                  $1,614,382                                   $1,672,064
                                        ==========                                   ==========
Net interest income before
  capitalized interest                                        8,155                                         9,368
                                                           --------                                       -------
Interest rate spread                                                      2.00%                                          2.26%
                                                                          ====                                           ====
Net interest margin                                                       2.18%                                          2.44%
Interest expense capitalized                                     18                                           256
                                                           --------                                       -------
Net interest income                                        $  8,173                                        $9,624
                                                           ========                                       =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                               104.46%                                      103.21%

                                                                      Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------------------
                                                            2001                                          2000
                                       ----------------------------------------    --------------------------------------------
                                                                   (Dollars in thousands)
                                               Average                                      Average
                                               Balance           Interest       Rate        Balance            Interest       Rate
                                               -------           --------       ----        -------            --------       ----
Interest-earning assets:
Loans receivable                              $1,256,129          $75,944        8.06%     $1,245,516           $78,975        8.45%
Mortgage-backed securities                       196,951            9,970        6.75%        226,570            11,801        6.94%
Other                                             89,095            3,940        6.32%         72,624             3,677        6.75%
                                             -----------          -------                  ----------           -------
Total interest-earning assets                  1,542,175           89,854        7.79%      1,544,710            94,453        8.15%
                                                                  -------                                       -------
Noninterest-bearing assets                       119,877                                       84,340
                                              ----------                                   ----------
Total assets                                  $1,662,052                                   $1,629,050
                                              ==========                                   ==========

Interest-bearing liabilities:
Deposits                                      $1,055,952           43,187       5.47%      $1,065,853            43,605        5.46%
Borrowings                                       386,500           18,364       6.35%         390,383            19,049        6.52%
Junior Subordinated Debentures                    43,750            2,995       9.13%          43,750             2,995        9.13%
                                              ----------          -------                  ----------           -------
Total interest-bearing liabilities             1,486,202           64,546       5.81%       1,499,986            65,649        5.84%
                                                                  -------       ----                            -------        ----
Noninterest-bearing liabilities                  128,296                                       84,417
Shareholders' equity                              47,554                                       44,647
                                              ----------                                   ----------
Total liabilities and
  shareholders' equity                        $1,662,052                                   $1,629,050
                                              ==========                                   ==========
Net interest income before
  capitalized interest                                             25,308                                        28,804
                                                                  -------                                       -------
Interest rate spread                                                             1.98%                                         2.31%
                                                                                 ====                                          ====
Net interest margin                                                              2.22%                                         2.53%
Interest expense capitalized                                          357                                           537
                                                                  -------                                       -------
Net interest income                                               $25,665                                       $29,341
                                                                  =======                                       =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    103.77%                                       102.98%



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


                                            Three Months Ended September 30,
                                                         2001 vs. 2000
                                                      Increase (Decrease)
                                            ------------------------------------
                                                          Change         Change
                                             Total        Due to         Due to
                                            Change        Volume         Rate
                                            -------       -------       -------
                                                        (In thousands)
INTEREST INCOME ON:
  Loans receivable                          $(4,459)      $(1,665)      $(2,794)
  Mortgage-backed securities                   (498)         (433)          (65)
  Other                                         101           211          (110)
                                            -------       -------       -------
    Total interest income                    (4,856)      $(1,887)      $(2,969)
                                            -------       =======       =======
INTEREST EXPENSE ON:
  Deposits                                  $(2,512)      $  (706)      $(1,806)
  Borrowings                                 (1,131)         (885)         (246)
  Junior Subordinated Debentures               --            --            --
                                            -------       -------       -------
    Total interest expense                   (3,643)      $(1,591)      $(2,052)
                                                          =======       =======
  Interest expense capitalized                 (238)
                                            -------
Decrease in net interest income             $(1,451)
                                            =======

                                                Nine Months Ended September 30,
                                                         2001 vs. 2000
                                                      Increase (Decrease)
                                            ------------------------------------
                                                          Change         Change
                                             Total        Due to         Due to
                                            Change        Volume         Rate
                                            -------       -------       -------
                                                        (In thousands)

INTEREST INCOME ON:
  Loans receivable                          $(3,031)      $   680       $(3,711)
  Mortgage-backed securities                 (1,831)       (1,507)         (324)
  Other                                         263           365          (102)
                                            -------       -------       -------
    Total interest income                    (4,599)      $  (462)      $(4,137)
                                            -------       =======       =======
INTEREST EXPENSE ON:
  Deposits                                  $  (418)      $  (448)      $    30
  Borrowings                                   (685)         (193)         (492)
  Junior Subordinated Debentures               --            --            --
                                            -------       -------       -------
    Total interest expense                   (1,103)      $  (641)      $  (462)
                                                          =======       =======
  Interest expense capitalized                 (180)
                                            -------
Decrease in net interest income             $(3,676)
                                            =======

Provision for Loan Losses. The provision for loan losses decreased to $1.2 million and increased to $5.4 million, respectively, for the three and nine-month periods, respectively, ended September 30, 2001 as compared to $1.8 million and $4.9 million, respectively, for the same periods in 2000. Management increased the provision for loan losses during the second quarter of 2001 as compared to 2000 based on increased risk of loss due to a weakening in the economy, increased nonperforming loans, and problems noted with specific borrowers. As a result, the allowance for losses on loans at September 30, 2001 was $17.2 million or 1.46% of total loans, as compared to $14.0 million, or 1.07% of total loans at December 31, 2000.

Noninterest Income. Total noninterest income increased 87.7% to $4.6 million for the three month period ended September 30, 2001 as compared to $2.5 million for the third quarter, 2000 and increased $4.6 million, or 68.4%, to $11.4 million for the first nine months of 2001 as compared to $6.7 million for the first nine months of 2000.

Gain on sale of loans was $3.1 million in the three-month period ended September 30, 2001, as compared to $0.9 million during the same period in 2000. For the nine-month period ended September 30, 2001, gain on sale of loans was $5.5 million as compared to $1.9 million for the prior year period. The primary reason for the increase in the third quarter and first nine months of 2001 compared with the same periods in 2000 was a decrease in interest rates in 2001 which has caused an increase in refinance activity resulting in increased origination volumes and, therefore, an increase in loans available to sell. The proceeds from sales of residential loans held for sale in the first nine months of 2001 were $235.1 million as compared to $88.2 million in the same period in 2000. Proceeds from the sale of multifamily and commercial real estate loans were $86.0 million for the first nine months of 2001 as compared to $74.3 million for the same period in 2000.

There were losses from net loan servicing of $683,000 and $1.5 million in the three and nine-month periods ended September 30, 2001 as compared to income of $313,000 and $861,000, respectively, for the same periods in 2000. The primary reason for the decreased income was the increased amortization of servicing rights due to an increase in paid off loans in 2001 compared to the prior year. The portfolio of loans serviced for others increased to $2.2 billion at September 30, 2001 as compared to $1.9 billion at December 31, 2000. Origination of loan servicing offset payoffs and the amortization of existing loans serviced. If interest rates continue to decline in the fourth quarter of 2001, the Bank could experience impairment of servicing rights in addition to high levels of amortization of servicing rights.

Service charges on deposit accounts increased to $499,000 in the three-month period ended September 30, 2001 compared to $392,000 for the same period in 2000 and increased to $1.4 million for the nine months ended September 30, 2001 as compared to $1.0 million for the same period in the prior year. The reasons for the increases were the overall growth in the number of checking accounts and increases in deposit fees in 2001 as compared to prior year periods.

Gains on sale of securities were $0.1 million and $1.6 million, respectively, for the three and nine-month periods ended September 30, 2001 as compared to $0.2 million and $0.6 million, respectively, for the same periods in 2000. The gains in the first nine months of 2001 were the result of the sales of loans originated, securitized, and sold by Metropolitan to FreddieMac. The gains in the first nine months of 2000 were the result of the sale of FannieMae securities which were part of the 1999 multifamily securitization and FreddieMac securities comprised of residential loans. The higher level of gains in 2001 was due primarily to higher loan origination volume than in 2000.

Other noninterest income increased to $1.6 million and $4.3 million, respectively, in the three and nine-month periods ended September 30, 2001 compared to $0.7 million and $2.4 million, respectively, for the same periods in the previous year. These increases were primarily due to increased trust fee income and increased rental income from the new corporate headquarters building in the first nine months of 2001.

Noninterest Expense. Total noninterest expense increased to $11.1 million and $34.8 million, respectively, in the three and nine-month periods ended September 30, 2001 as compared to $9.9 million and $29.1 million, respectively, for the same periods in 2000.

Personnel related expenses increased $0.6 million and $2.7 million, respectively, in the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. These increases were primarily a result of increased staffing levels to support expanded activities such as new retail sales offices locations, new mortgage origination offices and temporary employees used to transition to a new computer system. As the Bank is not planning to open any new offices in the next twelve months, personnel costs are expected to stabilize over that period.

Occupancy costs increased $498,000 and $1.4 million, respectively, in the three and nine-month periods ended September 30, 2001, over the same periods in 2000. This increase was generally the result of occupancy costs for the new corporate headquarters, three additional retail sales offices and six residential mortgage origination offices. Since no new offices are anticipated in the next twelve months, the only significant increases anticipated in occupancy costs will be depreciation on vacant corporate headquarters space which will be built out and rented to unrelated parties.

Data processing expense increased $148,000 and $403,000, respectively, in the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. The primary reason for the increase was greater costs incurred for data processing following the systems conversion in September, 2000.

Marketing expense decreased $99,000 and $218,000, respectively, in the three and nine-month periods ended September 30, 2001 compared to the same periods in the prior year. During the second quarter of 2000, we incurred costs for a checking account promotion and promotion of a new retail sales office. Marketing costs in 2001 were limited to more routine activities.

State franchise taxes decreased $263,000 and $299,000, respectively, in the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. The primary reason for the decrease was a refinement of the allocation of taxes among the various states where we do business for the current year.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses, and expenses pertaining to real estate owned and professional expenses, increased $0.3 million and $1.8 million, respectively, for the three and nine-month periods ended September 30, 2001 as compared to the same periods in 2000. These increases were generally the result of increases in expenses pertaining to real estate owned, professional services, and increased business activities.

Provision for Income Taxes. Income tax expense decreased $83,000 for the three months ended September 30, 2001 as compared to the prior year period and $1.9 million for the first nine months of 2001 as compared to the same period in 2000. The primary reason for the decrease in the provision was due to the decline of pretax income and the reduction of the effective tax rate for 2001 as a result of the net loss recorded year-to-date.


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

                                                   September 30,      December 31,
                                                        2001              2000
                                                        ----              ----
                                                      (Dollars in thousands)
Nonaccrual loans                                    $   26,317       $    8,305
Loans past due greater than
  90 days or impaired, still accruing                       65            6,434
                                                    ----------       ----------
Total nonperforming loans                               26,382           14,739
Real estate owned                                        3,542            4,262
                                                    ----------       ----------
Total nonperforming assets                          $   29,924       $   19,001
                                                    ==========       ==========
Allowance for losses on loans                       $   17,204       $   13,951
                                                    ==========       ==========

Nonperforming loans to total loans                        2.27%            1.15%
Nonperforming assets to total assets                      1.90%            1.12%
Net charge-offs to average loans(1)                       0.22%            0.27%
Provision for loan losses to average loans(1)             0.57%            0.51%
Allowance for losses on loans to total
  nonperforming loans at end of period                   65.21%           94.65%
Allowance for losses on loans to
  total loans at end of period                            1.46%            1.07%

(1) Annualized for comparative purposes.

Nonperforming loans at September 30, 2001 increased $11.6 million to $26.4 million as compared to $14.7 million at December 31, 2000. Real estate owned decreased $0.7 million over the same period. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to several entities affiliated with each other were put on nonaccrual and calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May, 2001, the borrowers began making interest payments on these loans. These loans were brought current as of September 30, 2001 through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired and nonperforming at September 30, 2001. Management determined the amount of the impairment of these loans to be $3.2 million as of September 30, 2001. Management will charge off these balances when it becomes clear that the borrowers have exhausted all possible efforts to improve the value of the underlying collateral through enhancement of the businesses' operating performance or the possibility of the borrowers obtaining alternate sources of financing.

The previously discussed $14.7 million of business loans that became nonperforming in the first quarter, 2001 are the primary reason for the decline of the asset quality ratios from year-end 2000. In spite of this deterioration, net charge-offs declined from the prior year period.

The provision for loan losses decreased for the three-month period ended September 30, 2001 as compared to the same period in 2000 and increased for the nine-month period ended September 30, 2001 as compared to the prior year period. The increased provision for loan losses during the second quarter of 2001 compared to the prior year was based on increased risk of loss due to a weakening in the economy, increased nonperforming loans, and problems noted with specific borrowers.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $3.7 million of loans in this category at September 30, 2001, compared to $4.7 million of such loans at December 31, 2000.


FINANCIAL CONDITION

Total assets amounted to $1.578 billion at September 30, 2001, as compared to $1.695 billion at December 31, 2000, a decrease of $117 million. The decrease in assets was concentrated in loans and was partially offset by increases in cash and interest bearing deposits, securities, and premises and equipment. Under the supervisory agreement, we have committed that quarter end assets for the Bank will not exceed $1.702 billion during the term of the agreement.

Securities available for sale increased $7.7 million to $47.0 million at September 30, 2001 as compared to $39.3 million at December 31, 2000. The primary reason for the increase was the purchase of $9.5 million of U.S. agency notes.

Loans receivable, net decreased $199.6 million, or 16.2%, to $1.04 billion at September 30, 2001 from $1.24 billion at December 31, 2000. This decrease was due to loan sales, paydowns, and transfers to loans held for sale in the first nine months of 2001. Decreases experienced in particular loan categories were $80.3 million in commercial real estate loans, $57.2 million in one- to four-family loans, and $55.2 million in multifamily loans and modest decreases in other loan categories. These decreases were partially offset by a $28.5 million increase in construction loans.

Loans held for sale increased $75.2 million to $126.6 million at September 30, 2001 from $51.4 million at December 31, 2000. The primary reasons for the increase are the large volume of residential loan originations in the third quarter of 2001 and transfers from loans receivable, net of $75.6 million. Transfers to loans held for sale related to the Bank's ongoing attempt to meet the Board directed requirements to get to a "well capitalized" status and to meet certain interest rate risk goals. Loans held for sale consists of one- to four- family, multifamily, and commercial loans. One- to four-family loans are placed in this category based on the type of loan and the marketability of the loan. In regards to multifamily and commercial loans, loans are selected for this category after reviewing current loan production and determining the impact of a potential sale on risk-based capital and interest rate risk.

Federal Home Loan Bank stock decreased $4.0 million to $16.7 million at September 30, 2001 as compared to the December 31, 2000 balance. The reason for the decrease was the redemption of $5.0 million of stock during the second quarter. The Bank was no longer required to hold the stock due to paydowns on Federal Home Loan Bank advances.

Real estate owned decreased $0.7 million, or 16.9%, to $3.5 million at September 30, 2001. The primary reason for the decrease was the $0.7 million provision for loss on real estate owned for the nine month period ended September 30, 2001. While the certain properties were priced for sale at prices consistent with subject appraisals, a lack of qualified offers over an extended period of time caused the Bank to reassess their market values, resulting in the $0.7 million provision.

Premises and equipment, net increased $4.3 million to $70.7 million at September 30, 2001. This increase was the result of costs associated with the completion of the new headquarters. The Bank will have additional costs in the building to complete space leased to tenants. Otherwise, we do not anticipate opening any new retail locations during the next twelve months.

Total deposits were $1.119 billion at September 30, 2001, a decrease of $27.3 million from the balance of $1.146 billion at December 31, 2000. The decrease resulted principally from decreased certificates of deposit balances of $69.0 million and passbook and statement savings of $19.9 million, which were partially offset by an increase of $57.6 million of interest-bearing checking accounts. During the first nine months of 2001 the bank increased the proportion of certificates of deposit due to mature more than one year in the future in order to reduce interest rate risk. Management anticipates that this trend will continue for the rest of the year.

Borrowings decreased $85.0 million, or 20.0%, from December 31, 2000 to September 30, 2001. The decrease was the result of the paydown of Federal Home Loan Bank advances with the proceeds from asset sales.


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

The Corporation's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Corporation's primary use of funds is for interest payments on its existing debt. At September 30, 2001, the Corporation, excluding the Bank, had cash and readily convertible investments of $0.9 million. At September 30, 2001, the Corporation held $0.2 million in liquid assets available to pay expenses and interest. This does not include $0.7 million the Corporation holds in liquid assets as a requirement of the subordinated notes due January 1, 2005.

The Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) for the quarter ending September 2001 was 9.54%. Historically, Metropolitan has maintained its liquidity close to 4.0% since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds. At September 30, 2001, the Bank had approximately $31 million in cash, $30 million in U.S. Treasury securities and $9 million in Fannie Mae and Ginnie Mae mortgage-backed securities which were available to sell or to pledge to meet liquidity needs. In addition, the Bank held a privately issued mortgage-backed security with a face value of $72 million which had been previously pledged to secure a commercial bank repurchase agreement and could be used for that purpose again.

While principal repayments and Federal Home Loan Bank advances had been fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and adjusts loan and deposit rates as needed to balance cash available with cash needs.

We had access to wholesale borrowings based on the availability of eligible collateral. The Federal Home Loan Bank makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the Federal Home Loan Bank under its blanket pledge agreement of approximately $256 million at September 30, 2001. The Bank exceeded its borrowing capacity with an outstanding balance of $280 million at September 30, 2001.To remedy this situation, the Bank has the ability to pledge additional assets including cash or mortgage backed securities. Also, the Bank's credit rating should improve in the near future due to the positive financial results of the recent quarter. If this situation is not resolved by December 15, 2001, the Bank will have to pay down existing borrowings or provide additional collateral.

At September 30, 2001, $285.7 million, or 25.5%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Metropolitan has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At September 30, 2001, approximately $40.1 million, or 3.6% of our deposits were held by these individuals and entities. Of these out-of-state time deposits, $7.9 million were also included in the $100,000 and over time deposits discussed above. During 2000, the Bank received regulatory approval and began accepting brokered deposits. At September 30, 2001, brokered deposits totaled $100.9 million. The regulatory approval to accept brokered deposits expires December 31, 2001 and, at that time, Metropolitan must re-apply to continue to accept new brokered deposits. The approval is at the discretion of the appropriate regulatory agency. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $317.9 million at September 30, 2001, or 28.4%, of total deposits. The supervisory agreement requires that the Bank reduce its reliance on volatile funding sources, including but not limited to, brokered and out-of-state deposits. Brokered and out-of-state deposits have decreased from $177.0 million at December 31, 2000 to $141.0 million at September 30, 2001. The supervisory agreement does not call for a specific amount of reduction or a specific time frame in which to make the reduction. Since many of these depositors are not located near our retail sales offices and do not have other accounts, these deposits tend to be less stable and less likely to renew if our rates are not competitive with national rates. Our dependence on these wholesale types of deposits creates the risk that we might experience a liquidity shortage if we stopped issuing or renewing these types of certificates of deposit or that we would have to pay high rates to renew or replace these funds which would negatively impact our profitability. In order to minimize these risks, we monitor the maturity of these types of funds so their maturities are staggered. We also deal with several brokers and compare rates among them to be sure we are paying competitive rates. During the fourth quarter, there will be $14.2 million of brokered and out-of-state deposits maturing. It is anticipated that the vast majority of these will be paid off and not renewed. However, based on the Federal Home Loan Bank collateral requirements, the Bank may have to use brokered or out-of-state certificates of deposit for liquidity purposes.
In accordance with our supervisory agreements with regulators, management is pursuing ways to reach well-capitalized status by December 31, 2001. If that happens, the Bank would not need regulatory approval to continueto issue brokered deposits. If a liquidity shortage occurs despite all of these steps, we have the ability to generate additional liquidity beyond the cash and securities mentioned above by stopping the issuance of commitments to make new loans and selling some or all of the $126.6 million of loans we own that are classified as held for sale at September 30, 2001. Such a liquidation of loans held for sale could have a negative impact on net interest income.

The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of $41.0 million at September 30, 2001.

Capital. The Office of Thrift Supervision ("OTS") imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a leverage requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Bank's regulatory capital ratios at September 30, 2001 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                       TANGIBLE CAPITAL                    CORE CAPITAL               RISK-BASED CAPITAL
                       ----------------                    ------------               ------------------
                                                     (Dollars in thousands)
Capital amount
Actual                  $103,788      6.59%          $103,788         6.59%         $114,553        9.12%
Required                  23,624      1.50             62,997         4.00           100,485        8.00
                        --------      ----           --------         ----         ---------        ----
Excess                  $ 80,164      5.09%          $ 40,791         2.59%        $  14,068        1.12%
                        =========     ====           ========         ====         ==========       =====

It is the Bank's goal, as well as required by the Bank's supervisory agreement, to increase risk-based capital to reach the "well capitalized" risk-based capital level of 10.00% by December 31, 2001. Under the supervisory agreement, the Bank submitted a plan for increasing capital to regulatory authorities on September 28, 2001. The following table summarizes the Bank's status compared to the supervisory agreement requirements:

                                  Tangible Capital                    Core Capital                  Risk-Based Capital
                                  ----------------                    ------------                  ------------------
                                                                (Dollars in thousands)
Capital amount
Actual                              $103,788     6.59%           $ 103,788         6.59%           $ 114,553       9.12%
Required                              31,481     2.00               78,702         5.00              125,656      10.00
                                    --------     ----            ---------         ----            ---------      -----
Excess                             $  72,307     4.59%           $  25,086         1.59%           $ (11,103)     (0.88%)
                                    ========     ====            =========         ====             =========     ======

At September 30, 2001, the Bank's risk-based capital was $11.1 million less than the requirement for a well-capitalized institution. Pursuant to the rights offering and concurrent offering to standby purchasers, the Corporation expects to raise $20.0 million, of which approximately $18.0 million will be contributed to the Bank. Therefore, the rights offering and the concurrent direct offering to standby purchasers, if successful, will satisfy the capital requirements of the supervisory agreements. If the Corporation raises substantially less than $20.0 in capital, the Bank could reach well-capitalized status by stopping the issuance of new loan commitments and selling some or all of the $126.6 million of loans classified as held for sale at September 30, 2001.


FORWARD LOOKING STATEMENTS

This document contains forward-looking statements that are subject to assumptions, risks, and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "likely," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Actual results could differ materially from those contained in or implied by such forward-looking statements based upon a variety of factors including: changes in interest rates; continued softening in the economy and other factors which would materially impact credit quality trends, real estate leasing and the ability of the Bank to generate loans: business and other factors affecting the economic outlook of individual borrowers of the Bank and their ability to repay loans as agreed; the ability of the Corporation and the Bank to timely meet their obligations under their respective supervisory agreements; increased competition which raises rates paid on demand and time deposits offered by Metropolitan Bank; adverse developments in material collection and other lawsuits involving Metropolitan Bank; delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses;
changes in law imposing new legal obligations or restrictions or unfavorable resolution of litigation; and changes in accounting, tax, or regulatory practices or requirements.

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

                            EXPECTED CHANGE IN NET INTEREST INCOME
                            --------------------------------------
CHANGE IN INTEREST RATE     SEPTEMBER 30, 2001   DECEMBER 31, 2000
-----------------------     ------------------   -----------------
              +2%                     -14%              -27%
              +1%                      -7%              -14%
              -1%                      +5%              +13%
              -2%                      +8%              +27%

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that at December 31, 2000 we had exposure to rising rates but would benefit from falling rates. In fact rates have fallen from December 31, 2000 to September 30, 2001 but the Bank has not seen a corresponding increase in net interest income. That happened because the changes were in stages and not immediate, the decreases were concentrated in the short end of the yield curve and because competition prevented us from fully realizing anticipated savings in core deposit liabilities. The expected change in net interest income at September 30, 2001 indicates that our asset and liability maturities are more evenly matched and that our exposure to rising rates has decreased.

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

                                  EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                  --------------------------------------
CHANGE IN INTEREST RATE           SEPTEMBER 30, 2001     DECEMBER 31, 2000
-----------------------           ------------------     -----------------
               +2%                          -12%                -26%
               +1%                           -4%                -12%
               -1%                           -1%                +12%
               -2%                           -7%                +28%

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that our exposure to rising rates as measured by post-shock NPV has decreased while our exposure to falling rates has increased. Under TB 13a, Metropolitan falls in the minimal interest rate risk category as of September 30, 2001, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

Both the change in expected net interest income and the net portfolio value indicate a decrease in our exposure to rising rates. This was due to the lengthening of liability maturities as interest-bearing liabilities matured over the first nine months of 2001. Both analyses also indicate an increase in exposure to falling rates. This was caused by interest rate compression. Interest rate compression is the concept that as rates fall relatively closer to zero, the lower rates (typically liability rates) will begin to fall a proportional distance to zero rather than by the same absolute magnitude that the higher rate assets yields typically decline.

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

We also follow strategies that increase interest rate risk in limited ways including:

         - originating and purchasing fixed rate multifamily and commercial real estate loans limited to five year maturities or five year terms to repricing; and

         - originating and purchasing fixed rate consumer loans with terms from two to fifteen years.

The result of these strategies taken together is that Metropolitan has made progress in reducing interest rate risk by lengthening liability maturities. In the first nine months of 2001, we have strived to fund all significant additions of fixed rate assets with borrowings with similar repayment terms. We plan to continue this funding pattern throughout the remainder of 2001.

The Bank's level of interest rate risk as of September 30, 2001, is outside the limits set by the Bank's Board of Directors. Therefore, management has implemented a strategy to decrease interest rate risk during the remainder of 2001 by focusing on:

         - Proposed rights/stock offering to raise $18 million of new capital for the Bank

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

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.5% of assets and 71.2% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders of Metropolitan Financial Corp. was held on September 25, 2001, at 8:30 a.m. at 22901 Mill Creek Blvd., Highland Hills, Ohio.

At the Special Meeting, the shareholders of Metropolitan considered and voted upon a proposed amendment to the Corporation's Amended and Restated Articles of Incorporation to increase the authorized number of shares of common stock. The shares represented at the Special Meeting in person or by proxy were voted as follows with respect to the proposal:

PROPOSAL #1                                   FOR            AGAINST   ABSTAIN
                                              ---            -------   -------
Increase the number of Authorized shares
   of Common Stock                             7,758,033    189,804     4,221


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

             3.3 Certificate of Amendment by Shareholders to the Amended and Restated Articles of Incorporation of Metropolitan Financial Corp. dated September 26, 2001.

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

            10.1 Addendum to Sixth Amendment to Restated Loan Agreement between Metropolitan Financial Corp. and Huntington National Bank dated as of October 16, 2001.

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

                        No other reports on Form 8-K were filed during the nine month period ended September 30, 2001.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       METROPOLITAN FINANCIAL CORP.

                                       By: /s/ Donald F. Smith
                                           -------------------------
                                           Donald F. Smith,
                                           Chief Financial Officer
                                           (on behalf of the Registrant and as
                                           Principal Financial and Accounting
                                           Officer)

                                            Date:  November 13, 2001