Form 10-K
period 2001-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2002-03-26
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001
                    -----------------------------------------

Commission file number                         000-21553
                   -------------------------------------------------------------

                          METROPOLITAN FINANCIAL CORP.
         -------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                        34-1109469
---------------------------------------------  ---------------------------------------------
(State or Other Jurisdiction of Incorporation      (I.R.S. Employer Identification No.)
               or Organization)

                   22901 Millcreek Blvd. Highland Hills, Ohio     44122
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

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par
                                                                 value

                                              ------------------------
                                              (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregated market value of voting stock held by nonaffiliates of the Registrant as of March 11, 2002 was $5,654,000.

     As of March 11, 2002, there were 8,134,471 shares of the Registrant's Common Stock issued and outstanding.

     Documents incorporated by reference:

     Portions of the Annual Report for the year ended December 31, 2001 - Parts I and II

     Portions of the Proxy Statement for the 2002 Annual Meeting - Part III

                          METROPOLITAN FINANCIAL CORP.

                                 2001 FORM 10-K

                               TABLE OF CONTENTS

                              PART I
Item 1. Business............................................      1
Item 2. Properties..........................................     24
Item 3. Legal Proceedings...................................     24
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     24

                              PART II
Item 5. Market For Registrant's Common Equity and Related
  Stockholder Matters.......................................     26
Item 6. Selected Financial Data.............................     27
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     28
Item 7A. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     41
Item 8. Financial Statements and Supplementary Data.........     45
Item 9. Changes In and Disagreements With Accountants on
  Accounting and Financial Disclosure.......................     79

                             PART III
Item 10. Directors and Executive Officers of the Company....     79
Item 11. Executive Compensation.............................     79
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     79
Item 13. Certain Relationships and Related Transactions.....     79

                              PART IV
Item 14. Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................     79

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Metropolitan Financial Corp., (the "Company") is a savings and loan holding company that was incorporated in 1972. We are engaged in the principal business of originating and purchasing mortgage and other loans through our wholly-owned subsidiary, Metropolitan Bank and Trust Company ("Metropolitan Bank"). Metropolitan Bank is an Ohio chartered stock savings association established in 1958. We obtain funds for lending and other investment activities primarily from savings deposits, wholesale borrowings, principal repayments on loans, and the sale of loans. The activities of the Company are limited and impact the results of operations primarily through interest expense on a consolidated basis. Unless otherwise noted, all of the activities discussed below are of Metropolitan Bank.

     Robert M. Kaye is the Company's current majority shareholder. Mr. Kaye acquired the Company in 1987 and remained its sole shareholder until our initial public offering of common stock in October 1996. Currently, Mr. Kaye owns approximately 75% of the Company's outstanding common stock. Mr. Kaye currently has the ability to decide the outcome of matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Company and the ultimate control of the Company and Metropolitan Bank. In addition, Mr. Kaye is Chairman of the Board and Chief Executive Officer of the Company and Metropolitan Bank.

     At December 31, 2001, we operated 24 full service retail sales offices in Northeastern Ohio. As of December 31, 2001, we also maintained 9 loan origination offices throughout Ohio and in Western Pennsylvania. We also service mortgage loans for various investors.

     At December 31, 2001, we had total assets of $1.6 billion, total deposits of $1.1 billion and shareholders' equity of $45.5 million. The Federal Deposit Insurance Corporation insures the deposits of Metropolitan Bank up to applicable limits.

     At December 31, 2001, we directly or indirectly owned the following wholly-owned subsidiaries:

          ACTIVE SUBSIDIARIES                        INACTIVE SUBSIDIARIES
          -------------------                        ---------------------
- Metropolitan Bank and Trust Company       - MetroCapital Corporation
- Kimberly Construction Company             - Metropolitan Securities Corporation
- Metropolitan Capital Trust I              - Metropolitan II Corporation
- Metropolitan Capital Trust II             - Metropolitan III Corporation
- Metropolitan I Corporation
- Metropolitan Savings Service
  Corporation
- Progressive Land Title Agency, Inc.
- Venice Inn LLC

     Metropolitan Bank changed its name from Metropolitan Savings Bank of Cleveland to Metropolitan Bank and Trust Company in April 1998. We formed Metropolitan Capital Trust I during 1998 to facilitate the issuance of cumulative trust preferred securities. We formed Metropolitan Capital Trust II in 1999 to facilitate the issuance of additional trust preferred securities. Metropolitan I Corporation was formed in 2000 as a holding company for its subsidiary, Progressive Land Title Agency, Inc., which operates as a title agency in Ohio. Kimberly Construction Company's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of bank premises. Metropolitan Savings Service Corporation currently holds and manages real estate which Metropolitan Bank has acquired by foreclosure. The Venice Inn LLC was formed to hold title to and operate a hotel that Metropolitan Bank acquired through foreclosure as servicer for a pool of commercial real estate loans.

     All required disclosures as part of Guide 3 are included in this document either in Management's Discussion and Analysis of Financial Condition and Results of Operations or in the Five Year Summary of Selected Data.

SUPERVISORY AGREEMENTS

     In 1996 we made our initial public offering of common stock. Since that time we have grown from $720 million to $1.6 billion in total assets and from 12 to 24 full service retail sales offices. This rapid growth has resulted in significant credit problems and in having a number of retail sales offices that do not yet have a large enough deposit base to make them profitable. As a result our net income has decreased from $4.5 million for the year ended December 31, 1999 to $1.5 million for the year ended December 31, 2000 to a loss of $3.6 million for the year ended December 31, 2001.

     As a result of the performance of the Company, on July 26, 2001, the Company entered into a supervisory agreement with the Office of Thrift Supervision ("OTS"), which requires us to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from Metropolitan Bank. In response to that agreement the Company commenced a rights offering and a concurrent offering to the public of shares of our common stock on January 31, 2002.

     Additionally, Metropolitan Bank entered onto a separate supervisory agreement with the OTS and the Ohio Department of Financial Institutions (the "ODFI") on July 26, 2001, which requires Metropolitan Bank to take a number of actions. A summary of those requirements and our actions to date follows.

     - Develop a capital improvement and risk reduction plan. The plan was completed, submitted and a letter indicating the OTS's nonobjection to the terms of the plan was received on January 24, 2002.

     - Achieve and maintain all capital standards at the well-capitalized level by December 31, 2001, which date was extended to March 31, 2002. The previously mentioned common stock offerings are expected to close prior to March 31, 2002 and result in Metropolitan Bank achieving well capitalized status.

     - Reduce investment in fixed assets. Steps have been taken to sell and leaseback certain retail sales office locations and certain artwork has been sold.

     - Attain compliance with board approved interest rate risk policy requirements. As of December 31, 2001 Metropolitan Bank is in compliance.

     - Reduce volatile funding sources such as brokered and out of state deposits. Metropolitan Bank achieved a 32.5% decrease in such deposits between July 31, 2001 and December 31, 2001.

     - Increase earnings. Progress made on this requirement during the last five months of 2001 was more than offset by provisions for impairment of loan servicing rights experienced during the fourth quarter of 2001.

     - Improved controls related to credit risk. Policy revisions have been implemented.

     - Restriction of total assets to not more than $1.7 billion. As of December 31, 2001 total assets were $1.6 billion.

Both supervisory agreements also contain restrictions on adding, entering into employment contracts with, or making golden parachute payments to directors and senior executive officers and in changing responsibilities of senior officers.

LENDING ACTIVITIES

     General. Our primary lending activities consist of residential mortgage banking, multifamily loans, construction and land loans, commercial real estate loans, consumer loans and commercial business loans.

     Loan Portfolio Composition. The following table presents the composition of our loan portfolio, including loans held for sale, in dollar amounts and as a percentage of all loans before deductions for loans in process, deferred fees and discounts and allowance for losses on loans.

                                                          DECEMBER 31,
                         -------------------------------------------------------------------------------
                                 2001                   2000                   1999              1998
                         --------------------   --------------------   --------------------   ----------
                           AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                         ----------   -------   ----------   -------   ----------   -------   ----------
                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to
    four-family........  $  171,813     13.9%   $  288,352     21.1%   $  295,061     23.5%   $  189,182
  Multifamily..........     224,542     18.2       273,358     20.0       292,015     23.3       337,412
  Commercial...........     164,786     13.3       254,824     18.6       247,455     19.7       228,825
  Construction and
    land...............     233,504     18.9       193,464     14.1       156,112     12.4       137,023
  Held for sale........     169,320     13.7        51,382      3.8         5,866      0.5         9,416
                         ----------    -----    ----------    -----    ----------    -----    ----------
    Total real estate
      loans............     963,965     78.0     1,061,380     77.6       996,509     79.4       901,858
Consumer Loans.........     138,698     11.2       163,019     11.9       143,585     11.4        96,115
Consumer Held for
  Sale.................          --       --            --       --           852      0.1         5,601
Business and Other
  Loans................     133,684     10.8       143,329     10.5       114,333      9.1        82,317
                         ----------    -----    ----------    -----    ----------    -----    ----------
    Total loans........   1,236,347    100.0%    1,367,728    100.0%    1,255,279    100.0%    1,085,891
                                       =====                  =====                  =====
LESS:
Loans in process.......      80,214                 72,156                 56,212                 46,001
Deferred fees, net.....       2,080                  2,191                  4,548                  5,013
Discount (premium) on
  loans, net...........      (6,969)                (7,393)                (7,178)                (5,320)
Allowance for losses on
  loans................      17,250                 13,951                 11,025                  6,909
                         ----------             ----------             ----------             ----------
    TOTAL LOANS
      RECEIVABLE,
      NET..............  $1,143,772             $1,286,823             $1,190,672             $1,033,288
                         ==========             ==========             ==========             ==========

                                 DECEMBER 31,
                         ----------------------------
                          1998            1997
                         -------   ------------------
                         PERCENT    AMOUNT    PERCENT
                         -------   --------   -------
                            (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to
    four-family........    17.4%   $146,685     19.2%
  Multifamily..........    31.1     194,450     25.4
  Commercial...........    21.1     166,593     21.8
  Construction and
    land...............    12.6     116,829     15.3
  Held for sale........     0.9      14,230      1.8
                          -----    --------    -----
    Total real estate
      loans............    83.1     638,787     83.5
Consumer Loans.........     8.8      68,590      9.0
Consumer Held for
  Sale.................     0.5                   --
Business and Other
  Loans................     7.6      57,496      7.5
                          -----    --------    -----
    Total loans........   100.0%    764,873    100.0%
                          =====                =====
LESS:
Loans in process.......              46,833
Deferred fees, net.....               4,108
Discount (premium) on
  loans, net...........                 425
Allowance for losses on
  loans................               5,622
                                   --------
    TOTAL LOANS
      RECEIVABLE,
      NET..............            $707,885
                                   ========

     We had commitments to originate or purchase $68.2 million of fixed rate loans and $51.5 million of adjustable rate loans at December 31, 2001. In addition, we had firm commitments to sell loans of $78.0 million at December 31, 2001.

     The following table presents the composition of our loan portfolio, by fixed and adjustable rates, including loans held for sale, in dollar amounts and as a percentage of all loans before deductions for loans in process, deferred fees and discounts and allowance for losses on loans.

                                                         DECEMBER 31,
                        -------------------------------------------------------------------------------
                                2001                   2000                   1999              1998
                        --------------------   --------------------   --------------------   ----------
                          AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT
                        ----------   -------   ----------   -------   ----------   -------   ----------
                                                    (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
  One- to
    four-family.......  $  102,836     8.3%    $  112,535     8.2%    $  112,627     9.0%    $   76,566
  Multifamily.........     116,981     9.5        163,726    12.0        147,820    11.8        194,521
  Commercial..........      89,526     7.2        106,771     7.8        129,865    10.3        147,860
  Construction and
    land..............      15,239     1.2         10,411     0.8         16,394     1.3         27,849
  Held for sale.......      76,602     6.2         39,903     2.9          5,866     0.5          8,920
                        ----------    ----     ----------    ----     ----------    ----     ----------
    Total fixed rate
      real estate
      loans...........     401,184    32.4        433,346    31.7        412,572    32.9        455,716
Consumer..............     110,978     9.0        149,957    11.0        137,678    10.9         93,689
Consumer held for
  sale................          --                     --      --            852     0.1          5,601
Business and other....      39,736     3.2         54,576     4.0         46,849     3.7         25,526
                        ----------    ----     ----------    ----     ----------    ----     ----------
    Total fixed rate
      loans...........     551,898    44.6%       637,879    46.7%       597,951    47.6%       580,532
                        ----------    ====     ----------    ====     ----------    ====     ----------
ADJUSTABLE RATE LOANS:
Real estate:
  One- to
    four-family.......      68,977     5.6%       175,817    12.9%       182,434    14.5%       112,616
  Multifamily.........     107,561     8.7        109,632     8.0        144,195    11.5        142,891
  Commercial..........      75,260     6.1        148,053    10.8        117,590     9.4         80,965
  Construction and
    land..............     218,265    17.7        183,053    13.3        139,718    11.1        109,174
  Held for sale.......      92,718     7.5         11,479     0.8             --      --            496
                        ----------    ----     ----------    ----     ----------    ----     ----------
    Total adjustable
      rate real estate
      loans...........     562,781    45.5        628,034    45.8        583,937    46.5        446,142
Consumer..............      27,720     2.2         13,062     1.0          5,907     0.5          2,426
Business and other....      93,948     7.6         88,753     6.5         67,484     5.4         56,791
                        ----------    ----     ----------    ----     ----------    ----     ----------
    Total adjustable
      rate loans......     684,449    55.4%       729,849    53.3%       657,328    52.4%       505,359
                        ----------    ====     ----------    ====     ----------    ====     ----------
LESS:
Loans in process......      80,214                 72,156                 56,212                 46,001
Deferred fees, net....       2,080                  2,191                  4,548                  5,013
Discount (premium) on
  loans, net..........      (6,969)                (7,393)                (7,178)                (5,320)
Allowance for losses
  on loans............      17,250                 13,951                 11,025                  6,909
                        ----------             ----------             ----------             ----------
    TOTAL LOANS
      RECEIVABLE,
      NET.............  $1,143,772             $1,286,823             $1,190,672             $1,033,288
                        ==========             ==========             ==========             ==========

                                DECEMBER 31,
                        ----------------------------
                         1998            1997
                        -------   ------------------
                        PERCENT    AMOUNT    PERCENT
                        -------   --------   -------
                           (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
  One- to
    four-family.......    7.1%    $ 59,058     7.7%
  Multifamily.........   17.9       60,136     7.9
  Commercial..........   13.6       52,390     6.9
  Construction and
    land..............    2.6       20,854     2.7
  Held for sale.......    0.8        6,294     0.8
                         ----     --------    ----
    Total fixed rate
      real estate
      loans...........   42.0      198,732    26.0
Consumer..............    8.6       61,307     8.0
Consumer held for
  sale................    0.5           --      --
Business and other....    2.4       19,575     2.6
                         ----     --------    ----
    Total fixed rate
      loans...........   53.5%     279,614    36.6%
                         ====     --------    ====
ADJUSTABLE RATE LOANS:
Real estate:
  One- to
    four-family.......   10.4%      87,627    11.5%
  Multifamily.........   13.2      134,314    17.6
  Commercial..........    7.5      114,203    14.9
  Construction and
    land..............   10.0       95,975    12.5
  Held for sale.......    0.0        7,936     1.0
                         ----     --------    ----
    Total adjustable
      rate real estate
      loans...........   41.1      440,055    57.5
Consumer..............    0.2        7,283     0.9
Business and other....    5.2       37,921     5.0
                         ----     --------    ----
    Total adjustable
      rate loans......   46.5%     485,259    63.4%
                         ====     --------    ====
LESS:
Loans in process......              46,833
Deferred fees, net....               4,108
Discount (premium) on
  loans, net..........                 425
Allowance for losses
  on loans............               5,622
                                  --------
    TOTAL LOANS
      RECEIVABLE,
      NET.............            $707,885
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

                                                                     DUE AFTER
                                                                     ONE YEAR
                                              DUE IN ONE              THROUGH              DUE AFTER
                                             YEAR OR LESS           FIVE YEARS            FIVE YEARS                TOTAL
                                          -------------------   -------------------   -------------------   ---------------------
                                                     WEIGHTED              WEIGHTED              WEIGHTED                WEIGHTED
                                                     AVERAGE               AVERAGE               AVERAGE                 AVERAGE
                                           AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE       AMOUNT       RATE
                                          --------   --------   --------   --------   --------   --------   ----------   --------
                                                                          (DOLLARS IN THOUSANDS)
REAL ESTATE:
  One- to four-family...................  $    540     7.68%    $ 11,079     6.76%    $160,194     6.79%    $  171,813     6.94%
  Multifamily...........................    10,694     6.80       33,619     8.19      180,229     7.89        224,542     8.07
  Commercial............................    14,192     7.63       31,942     8.53      118,652     8.08        164,786     8.31
  Construction and land.................   190,886     6.03       35,806     5.63        6,812     7.24        233,504     7.15
CONSUMER................................       323    10.36       13,274     9.77      125,101     9.05        138,698     9.65
BUSINESS................................    42,746     6.22       28,220     7.47       62,718     8.65        133,684     7.73
                                          --------              --------              --------              ----------
    Total...............................  $259,381     6.19%    $153,940     7.57%    $653,706     7.94%    $1,067,027     7.89%
                                          ========              ========              ========              ==========

     Multifamily Lending. We originate loans from our present customers, contacts within the investor community, and referrals from mortgage brokers. We have become known for originating multifamily loans in our primary multifamily lending markets of Ohio, and Pennsylvania. Although we operate full service retail sales offices solely in Northeast Ohio, we have a loan origination office in Western Pennsylvania. In addition to originating multifamily loans, we purchase multifamily loans from a variety of sources.

     At December 31, 2001, the multifamily loans held for investment totaled $224.5 million or 18.2% of total loans. The average size of these loans was approximately $455,000. Currently, we emphasize the origination of multifamily fixed and adjustable loans with principal amounts of $175,000 to $6.0 million. Adjustable loans are priced on one-, three- or five-year treasury rates with typical amortization periods of 25 or 30 years. The loans may be subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan. Typically the maximum loan to value ratio of multifamily residential loans is 75% or less.

     Apartment buildings, generally with less than 75 residential units, typically secure multifamily loans. Our underwriting process includes a site evaluation and involves an evaluation of the borrower, whether the borrower is an individual or a group of individuals acting as a separate entity. We review the financial statements of each of the individual borrowers and often obtain personal guarantees in an amount equal to the original principal amount of the loan. In addition, we complete an analysis of debt service coverage of the property. Debt service coverage requirements are determined based upon the individual characteristics of each loan. Typically, these requirements range from a ratio of 1.15:1 to 1.30:1.

     In addition to originating multifamily loans we purchase multifamily loans from a variety of sources. Prior to purchasing these loans, we use a similar underwriting process with substantially the same standards as for our originated loans. In some cases, when we consider the purchase of a portfolio with a considerable number of moderate balance loans, we use an independent contract inspector for property inspections. Real estate in Ohio secures 43.4% of our multifamily loan portfolio. Underlying real estate for the remaining loans is located primarily in California, Pennsylvania, and New Jersey.

     We originate and purchase multifamily loans for investment and to be held for sale. The decision to hold loans in the portfolio or for sale is based on a number of factors including our current level of liquidity, interest rate risk, geographic concentration and capital available to support asset growth. At December 31, 2001 multifamily loans held for sale totaled $28.3 million. As long as Metropolitan Bank is subject to the capital provisions of the supervisory agreements we anticipate that a substantial portion of our multifamily loans originated and purchased will be held for sale.

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

     Commercial Real Estate Lending. At December 31, 2001, permanent loans held for investment, secured by commercial real estate, totaled $164.8 million or 13.3% of our total portfolio. The average size of these loans was approximately $641,000. We originate loans secured by commercial real estate generally when these loans are secured by retail strip shopping centers or office buildings and the loan yields and other terms meet our requirements.

     We have historically purchased commercial real estate loans secured by retail strip shopping centers and office buildings to supplement our origination of commercial real estate loans. However, no commercial real estate loans were purchased during 2001. As a result of referrals from customers and mortgage brokers, we make loans on commercial real estate in many states, but predominantly in Ohio, Pennsylvania, New York and New Jersey.

     We originate and purchase commercial real estate loans for investment and to be held for sale. The decision to hold loans in the portfolio or for sale is based on a number of factors including our current level of liquidity, interest rate risk, geographic concentration and capital available to support asset growth. At December 31, 2001, commercial real estate loans held for sale totaled $41.3 million. As long as Metropolitan Bank is subject to the capital provisions of the supervisory agreements, we anticipate that a portion of our commercial real estate loans originated and purchased will be held for sale.

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

     The following table presents information as to the locations and types of properties securing the multifamily and commercial real estate portfolio as of December 31, 2001. As of that date, we had loans in 40 states. Properties securing loans in 37 states are aggregated in the table because none of those states exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

                                                      NUMBER
                                                     OF LOANS    PERCENT     PRINCIPAL    PERCENT
                                                     --------    --------    ---------    -------
                                                                (DOLLARS IN THOUSANDS)
OHIO:
  Apartments.......................................    129         17.2%     $ 97,520       25.0%
  Office buildings.................................     23          3.1        11,767        3.0
  Retail centers...................................     13          1.7         5,598        1.5
  Other............................................     20          2.6        17,745        4.6
                                                       ---        -----      --------      -----
     Total.........................................    185         24.6       132,630       34.1
                                                       ---        -----      --------      -----
CALIFORNIA:
  Apartments.......................................    197         26.2        69,131       17.7
  Office buildings.................................     31          4.1         9,551        2.5
  Retail centers...................................     58          7.7        22,761        5.8
  Other............................................     17          2.3         7,173        1.9
                                                       ---        -----      --------      -----
     Total.........................................    303         40.3       108,616       27.9
                                                       ---        -----      --------      -----
PENNSYLVANIA:
  Apartments.......................................     23          3.1        12,723        3.2
  Office buildings.................................     10          1.3        27,518        7.0
  Retail centers...................................      5          0.7        10,594        2.7
  Other............................................      2          0.2         2,305        0.7
                                                       ---        -----      --------      -----
     Total.........................................     40          5.3        53,140       13.6
                                                       ---        -----      --------      -----
OTHER STATES:
  Apartments.......................................    145         19.3        45,168       11.6
  Office Buildings.................................     31          4.1        23,082        5.9
  Retail centers...................................     24          3.2        14,153        3.7
  Other............................................     23          3.2        12,539        3.2
                                                       ---        -----      --------      -----
     Total.........................................    223         29.8        94,942       24.4
                                                       ---        -----      --------      -----
                                                       751        100.0%     $389,328      100.0%
                                                       ===        =====      ========      =====

     The following table presents aggregate information as to the type of security as of December 31, 2001:

                                                                 AVERAGE
                                                      NUMBER     BALANCE
                                                     OF LOANS    PER LOAN    PRINCIPAL    PERCENT
                                                     --------    --------    ---------    -------
                                                                (DOLLARS IN THOUSANDS)
Apartments.........................................    494        $ 455      $224,542       57.6%
Office buildings...................................     95          757        71,918       18.4
Retail centers.....................................    100          531        53,106       13.6
Other..............................................     62          641        39,762       10.4
                                                       ---                   --------      -----
     Total.........................................    751        $ 518      $389,328      100.0%
                                                       ===                   ========      =====

     One- to four-family lending. We originate one- to four-family residential loans for sale and for portfolio. While the proportion originated for sale and the proportion originated for portfolio vary over time, we anticipate that from now through December 2002, the majority of our one-to four-family loans will be originated for sale.

     Our portfolio of one- to four-family loans at December 31, 2001 totaled $171.8 million or 13.9% of our total loan portfolio. These loans are primarily first mortgages on owner occupied residences. Substantially all loans with loan to values greater than 85% carry private mortgage insurance. These loans are concentrated in Northeast Ohio and include both fixed and variable rate loans. Many of the fixed rate loans were originally construction loans where we offered the borrower fixed rate permanent financing commitments to commence after the construction period was over. We limit the amount of this fixed rate end loan financing retained in our portfolio to limit interest rate risk associated with long-term fixed-rate loans.

     Construction Lending and Land Development. At December 31, 2001, we had $233.5 million of construction and land development loans outstanding. We originate construction loans on single family homes to local builders in our primary lending market and to individual borrowers on owner-occupied properties. We also make loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Our primary market areas for construction lending are in Northeastern Ohio, in the counties of Cuyahoga, Lake, Geauga, Summit, Medina, Portage, and Lorain and the greater Columbus, Ohio market.

     The following table presents the number, amount, and type of properties securing construction and land development loans at December 31, 2001:

                                                              NUMBER OF    PRINCIPAL
                                                                LOANS       BALANCE
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
RESIDENTIAL CONSTRUCTION LOANS:
  Owner-occupied............................................     193        $ 38,970
  Builder presold...........................................      80          21,604
  Builder model homes.......................................     200          49,008
  Builder lines of credit...................................      30          43,442
                                                                 ---        --------
     Total residential construction loans...................     503         153,024
NONRESIDENTIAL CONSTRUCTION LOANS:
  Multifamily...............................................       5           6,360
  Commercial................................................       1           2,134
                                                                 ---        --------
     Total nonresidential construction loans................       6           8,494
LAND LOANS..................................................      25          10,978
  Development loans.........................................      43          42,554
  Lot Loans.................................................      93          18,454
                                                                 ---        --------
     Total..................................................     670        $233,504
                                                                 ===        ========

     The risk of loss on a construction loan largely depends upon the accuracy of the initial estimate of the property's value upon completion of the project, the estimated cost of the project, and the proper control over disbursements during construction. We review the borrower's financial position and may require a personal guarantee on builder loans. We base all loans upon the appraised value of the underlying collateral, as completed. Construction inspections are required to support the percentage of completion during construction.

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

     We offer builders lines of credit to build single-family homes. We secure all lines of credit by the homes that are built with the draws under such credit agreements. Most of the homes built with the line of credit funds are presold homes. We base draws upon the percentage of completion.

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

     Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 2001, secured loans comprised $125.3 million or 90.3% of the $138.7 million consumer loan portfolio. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections depend upon the borrower's continuing financial stability. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount recovered on such loans in the event of default.

     In order to supplement the growth in the consumer loan portfolio, we have purchased loans through correspondent lenders and bulk portfolios offered for sale. In 1997, we acquired two packages of subprime loans totaling $6.3 million. Subprime loans are loans where the borrower's credit rating is below an A grade. These loans require more intensive collection techniques. However, the yield is significantly higher to cover these incremental costs. In 1998, we acquired an additional loan package of $5.0 million of subprime loans secured by manufactured housing. Total subprime loans were $5.9 million, or 4.2% of total consumer loans at December 31, 2001. We no longer engage in subprime lending.

     At December 31, 2001, our credit card portfolio had an outstanding balance of $5.8 million with $21.9 million in unused credit lines.

     Business Lending. At December 31, 2001, we had $133.7 million of business loans outstanding. Our business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, our business lending has been limited to borrowers headquartered, or doing business in, our retail market area. These loans are generally adjustable interest rate loans at some margin over the prime interest rate and some are guaranteed by the Small Business Administration.

     The following table sets forth information regarding the number and amount of our business loans as of December 31, 2001:

                                                                                      OUTSTANDING
                                                               NUMBER    TOTAL LOAN    PRINCIPAL
                                                              OF LOANS   COMMITMENT     BALANCE
                                                              --------   ----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
LOANS SECURED BY:
  Accounts receivable, inventory and equipment..............    101       $ 15,466     $  9,774
  Second lien on real estate................................    136         60,964       50,032
  First lien on real estate.................................    103         67,455       60,519
  Specific equipment and machinery..........................     27          5,770        1,885
  Titled vehicles...........................................     12            393          243
  Stocks and bonds..........................................      6          1,124        1,059
  Certificates of deposit...................................     18          2,545        1,755
UNSECURED LOANS.............................................     79         12,987        8,417
                                                                ---       --------     --------
     Total..................................................    482       $166,704     $133,684
                                                                ===       ========     ========

     Business loans differ from residential mortgage loans. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real property whose value is more easily ascertainable. Business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of business loans may depend substantially upon the success of the business. Furthermore, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. We work to reduce this risk by carefully underwriting business loans and by taking real estate as collateral whenever possible.

SECONDARY MARKET ACTIVITIES

     Mortgage Banking. We originate one- to four-family loans for sale through our retail sales office network and through loan origination offices throughout Ohio and in Western Pennsylvania. In addition we purchase loans for sale from a number of correspondent lenders. These loans are sold to Freddie Mac, Fannie Mae and private buyers. Mortgage banking allows us to generate revenue from loan sales continuously in spite of the level of cash flows from deposits or other sources. It also allows us to make long-term fixed rate loans desired by our customers without absorbing the interest rate risk that can be associated with those loans. The principal balance of one- to four-family loans and securitized loans sold during 2001 was $218.0 million, which generated gains of $2.3 million.

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

     The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and our relationship with the institutional investor. We periodically obtain formal commitments to sell loans primarily with FreddieMac and FannieMae. Based on these commitments, FreddieMac or FannieMae is obligated to purchase a specific dollar amount of whole loans over a specified period. The terms of the commitments range from ten to sixty days. The pricing varies depending upon the length of each commitment. We classify loans as held for sale while we are negotiating the sale of specific loans which meet selected criteria to a specific investor or after a sale is negotiated but before it is settled. Sales of loans can take the form of cash sales of loans or sales of mortgage-backed securities. At times we form a mortgage-backed security and immediately sell the security rather than the loans. This increases the potential number of buyers since there is an established market for mortgage-backed securities with numerous buyers, sellers and brokers.

     Commercial Secondary Marketing. We sell commercial real estate and multifamily loans on a regular basis. These sales are from our portfolio of loans held for sale, which totaled $69.7 million at December 31, 2001. These may be sales of whole loans or participations. During 2001, we sold $98.8 million of commercial real estate and multifamily loans, which generated gains of $1.5 million. At times we may securitize these loans and sell the securities in order to sell the loans. Securitization is the process of exchanging the ownership of loans with an outside entity in exchange for a security based on those loans. Often we will retain the right to service loans and the outside entity will retain the risk of credit loss on the loans. In exchange both parties will receive a small portion of the yield on the loans as compensation for anticipated costs. When we securitize loans we may sell the securities immediately, sell them at a later date or retain them in our mortgaged-backed securities portfolio. Even if the securities are retained in the portfolio they are classified as available for sale.

     During the fourth quarter of 1999, we completed the securitization of $108.8 million of multifamily loans in a program with FannieMae. This program uses insurance to provide the credit enhancement necessary to achieve a satisfactory rating. We are servicing the loans as mortgage-backed securities for FannieMae. We completed a similar securitization of $93.0 million of multifamily loans in 1997. During the fourth quarter of 1998, we completed the securitization of $101.0 million of commercial real estate loans with a private issuer in a non-rated structure. Similar to the other securitization transactions, we used an insurance policy to assume a portion of the credit risk. Metropolitan Bank sells and securitizes commercial real estate and multifamily loans for a number of reasons including to:

     - generate income from gain on sales;

     - reduce credit risk;

     - make loans more easily pledgeable;

     - change the mix of assets;

     - affect the level of regulatory capital required;

     - reduce concentrations of risk by industry, geography or in an individual borrower; and

     - change the overall asset size of Metropolitan Bank.

LOAN SERVICING ACTIVITIES

     At December 31, 2001, our overall servicing portfolio had a principal balance of $3.0 billion. Of that amount, loans serviced for others totaled $2.2 billion. The following table summarizes the portfolio by investor and source:

                                                ORIGINATED   PURCHASED    PORTFOLIO
                                                SERVICING    SERVICING    SERVICING     TOTAL
                                                ----------   ----------   ---------   ----------
                                                             (DOLLARS IN THOUSANDS)
One- to Four-family:
  Metropolitan portfolio......................          --           --   $413,212    $  413,212
  FreddieMac..................................  $  691,503   $  600,506         --     1,292,009
  FannieMae...................................      30,224      465,770         --       495,994
  Private investors...........................      38,914        6,476         --        45,390
                                                ----------   ----------   --------    ----------
     Total One- to Four-family................     760,641    1,072,752    413,212     2,246,605
                                                ----------   ----------   --------    ----------
Multifamily and Commercial:
  Metropolitan portfolio......................          --           --    359,368       359,368
  FannieMae...................................      73,509       47,802         --       121,311
  Private investors...........................     220,461       28,708         --       249,169
                                                ----------   ----------   --------    ----------
     Total Multifamily and Commercial.........     293,970       76,510    359,368       729,848
                                                ----------   ----------   --------    ----------
     Total....................................  $1,054,611   $1,149,262   $772,580    $2,976,453
                                                ==========   ==========   ========    ==========

     Generally, we service the loans we originate. When we sell loans to an investor, such as FreddieMac or FannieMae, we normally retain the servicing rights for the loans. We receive fee income for servicing these sold loans at various percentages based upon the unpaid principal balances of the loans serviced. We collect and retain service fees out of monthly mortgage payments. At December 31, 2001, the unpaid principal balance of our originated servicing rights was $1.1 billion. The related net book value of originated mortgage servicing rights was $9.4 million. Occasionally during 2000 and prior years, Metropolitan Bank pursued bulk purchases of servicing portfolios from other originating institutions to further increase our servicing fee income. These purchased servicing portfolios are primarily FreddieMac and FannieMae single-family loans that are secured by homes located within the eastern half of the nation. At December 31, 2001, the unpaid principal balance of our purchased servicing portfolio was $1.1 billion. The related net book value of purchased mortgage servicing rights was $13.5 million.

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

     We estimate the market value of mortgage servicing rights using a valuation model. The model uses a number of variables and estimates the market value of the servicing on a loan-by-loan basis. Some of the significant variables are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash and an estimated rate of return on idle cash. In general, the market value of purchased or originated servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life of the loan and the estimated income from idle funds both increase as interest rates increase and decrease as interest rates decrease. Because there are a number of estimates involved, the end product is necessarily an estimate and is very sensitive to changes in interest rates. Projecting changes in servicing values is difficult because it involves estimating how rates will change at a number of points along the yield curve. During 2001, market interest rates have fallen primarily due to reductions in short-term rates by the Federal Reserve Board. As a result, the market values of Metropolitan Bank's servicing rights have not increased as rapidly as the book value. Interest rates continued to fall during the period from October 1, 2001 through December 31, 2001 and as a result Metropolitan Bank recorded impairment of loan servicing rights of $0.9 million. Future changes in the market value of loan servicing rights depend on a number of variables, but are primarily dependent on future changes in interest rates.

LOAN DELINQUENCIES AND NONPERFORMING ASSETS

     Collection procedures vary by type of loan but generally consist of efforts to collect delinquent balances and if collection efforts fail, to liquidate the collateral securing the loan to satisfy the obligation. Collection efforts for one- to four-family loans generally conform to the servicing requirements of FannieMae and FreddieMac. Notices are sent by mail when the loan reaches 15 days past due. Within the following 5 days contact is made by telephone. When a loan reaches 90 days past due we generally begin foreclosure proceedings. Foreclosure culminates with the sale of property at public auction where we may be the acquiror. Foreclosed real estate is recorded at the lesser of fair value less selling costs or the loan balance and marketed for sale.

     While each delinquent multifamily or commercial real estate loan receives individual attention due to the larger size of these loans, certain standard procedures are followed. First, annual financial statements and rent rolls are requested from each borrower and are analyzed. Borrowers with debt service ratios of less than 1:1 or with high vacancy rates are contacted and monitored. When a loan reaches 20 days past due, contact is made by mail and by telephone and is documented. If the delinquency continues we send a default letter to the borrower as soon as we determine that the loan is in default. That letter indicates what steps the borrower will have to take to cure the default and what we will do next if the default is not cured. If the default is not cured by the target date, we notify the borrower in writing that the entire balance of the loan is due and payable and we begin foreclosure proceedings. Foreclosure may end in auction, acquisition and marketing of the real estate. Where possible, further collection actions are taken for deficiencies not satisfied by the sale of the real estate.

     The steps we take to collect delinquent business loans are even more diverse because the types of collateral taken vary significantly. Collections are monitored weekly. We make telephone contact with customers who do not pay by their due date. If a delay in payment continues we meet with the borrower. The borrower's cash flow situation is evaluated and a repayment plan instituted. In some cases we exercise our right to collateral or assignment of receivables to satisfy the debt.

     We initiate contact with delinquent consumer loan customers even sooner making contact when a payment is 10 days past due since the financial condition of an individual can change quickly due to a change in employment or marital status. We bring an action to collect any loan payment that is delinquent more than 30 days. Our procedures for collection efforts, repossession and sale of consumer collateral must comply with various requirements under state and federal consumer protection laws.

     On a monthly basis the credit department classifies loans into a number of credit risk categories and a management committee monitors and directs collection efforts for the loans that are large and are classified as having high credit risk. Also monthly, delinquency statistics are reported to management and the Board of Directors.

     The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amounts and as a percentage of each category of the loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue.

                                                60-89 DAYS                90 DAYS AND OVER           TOTAL DELINQUENT LOANS
                                        --------------------------   ---------------------------   ---------------------------
                                                          PERCENT                       PERCENT                       PERCENT
                                                          OF LOAN                       OF LOAN                       OF LOAN
                                        NUMBER   AMOUNT   CATEGORY   NUMBER   AMOUNT    CATEGORY   NUMBER   AMOUNT    CATEGORY
                                        ------   ------   --------   ------   -------   --------   ------   -------   --------
                                                                        (DOLLARS IN THOUSANDS)
REAL ESTATE
  One- to four-family.................     4     $ 491      0.18%       5     $   394     0.15%       9     $   885     0.33%
  Multifamily.........................     2       434      0.17        3         757     0.30        5       1,191     0.47
  Commercial real estate..............    --        --        --        7       5,899     2.86        7       5,899     2.86
  Construction and land...............     5     1,074      0.46        7       1,489     0.64       12       2,563     1.10
CONSUMER..............................    99     1,017      0.73      211       4,149     2.99      310       5,166     3.72
BUSINESS..............................     9     2,376      1.78       24       2,706     2.02       33       5,082     3.80
                                         ---     ------     ----      ---     -------     ----      ---     -------     ----
    Total.............................   119     $5,392     0.44%     257     $15,394     1.24%     376     $20,786     1.68%
                                         ===     ======     ====      ===     =======     ====      ===     =======     ====

     In addition to the loans included above we have $15.3 million in business loans to a group of borrowers who are related to each other that are current but are a credit concern. On March 26, 2001, based on information provided by the borrowers on March 12, 2001, these loans were put on nonaccrual and an impairment of the loans of $3.5 million was recorded. At that point we engaged a forensic accountant and legal counsel to evaluate the business and our options for pursuing payment of the loans. At the same time we engaged in negotiations with the borrowers in order to develop an acceptable workout plan. Although we began to receive payments during the second quarter of 2001, they were less than the original contractual interest and we judged that the impairment remained at $3.5 million as of June 30, 2001. Based on the continuation of payments during the third quarter we negotiated a forbearance agreement with the borrowers which reduced the interest rate to the current market level for business loans. The loans were analyzed for impairment again as of December 31, 2001. Based on consistent payments over the previous eight months, the change in the terms of the loan and the passage of time the impairment was judged to be reduced to $3.2 million. At December 31, 2001 these loans were considered to be impaired, nonperforming and a troubled debt restructuring although the borrowers were not delinquent since they were in compliance with the terms of their forbearance agreement. We continue to pursue collection and explore options in order to bring these loans back to performing status and ultimately to achieve full collection of all funds due by maturity.

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

ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS

     We maintain an allowance for losses on loans because some loans may not be repaid in full. We maintain the allowance at a level we consider adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. The allowance is broken down into two categories, specific and general. Either duration of delinquency or an impairment calculation under Statement of Financial Accounting Standards No. 114 determines the specific allowance. The remainder of the loans not covered by the specific allowance are determined to be either classified or nonclassified. Those loans that are classified are determined to be substandard, doubtful or current/watch only. Individual general allowance factors based on risk are then applied to the various categories by loan type. Those loans that are nonclassified are grouped by loan type and individual general allowance factors based on risk are then applied. Management has reviewed Staff Accounting Bulletin No. 102 and believes that Metropolitan Bank is in compliance with that pronouncement. We charge a loan against the allowance as a loss when, in our opinion, it is uncollectible. Despite the charge-off, we continue collection efforts. As a result, future recoveries may occur.

     The following table sets forth an allocation (by total amount and percentage of loans in each category) of the allowance for losses on loans among categories as of the dates indicated based on our estimate of probable losses that were currently anticipated based largely on past loss experience. Since the factors influencing such estimates are subject to change over time, we believe that any allocation of the allowance for losses on loans into specific categories lends an appearance of precision which does not exist. In practice, we use the allowance as a single unallocated allowance available for all loans. The allowance can also be reallocated among different loan categories if actual losses differ from expected losses and based upon changes in our expectation of future losses.

     The following allocation table should not be interpreted as an indication of the actual amounts or the relative proportion of future charges to the allowance.

                                                         DECEMBER 31,
                          ---------------------------------------------------------------------------
                                  2001                   2000                   1999            1998
                          --------------------   --------------------   --------------------   ------
                                    PERCENT OF             PERCENT OF             PERCENT OF
                                     LOANS IN               LOANS IN               LOANS IN
                                       EACH                   EACH                   EACH
                                     CATEGORY               CATEGORY               CATEGORY
                                     TO TOTAL               TO TOTAL               TO TOTAL
                          AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT      LOANS      AMOUNT
                          -------   ----------   -------   ----------   -------   ----------   ------
                                                    (DOLLARS IN THOUSANDS)
One-to four-family......  $   323      22.0%     $ 1,759      24.8%     $   778      24.0%     $ 304
Multifamily.............      981      20.4        1,962      20.5          904      23.3        648
Commercial real
  estate................    1,785      16.7        1,956      18.7        1,281      19.7      1,019
Construction and land...      946      18.9        1,296      13.6          550      12.4        237
Consumer................    5,341      11.2        3,631      11.9        3,947      11.5      2,335
Business................    7,874      10.8        1,952      10.5        2,462       9.1      1,675
Unallocated.............       --        --        1,395        --        1,103        --        691
                          -------     -----      -------     -----      -------     -----      ------
    Total...............  $17,250     100.0%     $13,951     100.0%     $11,025     100.0%     $6,909
                          =======     =====      =======     =====      =======     =====      ======

                                    DECEMBER 31,
                          --------------------------------
                             1998             1997
                          ----------   -------------------
                          PERCENT OF            PERCENT OF
                           LOANS IN              LOANS IN
                             EACH                  EACH
                           CATEGORY              CATEGORY
                           TO TOTAL              TO TOTAL
                            LOANS      AMOUNT     LOANS
                          ----------   ------   ----------
                               (DOLLARS IN THOUSANDS)
One-to four-family......     18.3%     $ 237       19.8%
Multifamily.............     31.1        482       25.4
Commercial real
  estate................     21.1      1,400       23.0
Construction and land...     12.6        353       15.3
Consumer................      9.3      2,132        9.0
Business................      7.6        456        7.5
Unallocated.............       --        562         --
                            -----      ------     -----
    Total...............    100.0%     $5,622     100.0%
                            =====      ======     =====

     The risks associated with off-balance sheet commitments are insignificant. Therefore, we have not provided an allowance for those commitments.

INVESTMENT PORTFOLIO

     We maintain our investment portfolio in accordance with policies adopted by the Board of Directors that consider the regulatory requirements and restrictions which dictate the type of securities that we can hold. As a member of the Federal Home Loan Bank System, Metropolitan Bank is required to hold a minimum amount of Federal Home Loan Bank stock based upon asset size and outstanding borrowings.

     The following table summarizes the amounts and the distribution of securities held as of the dates indicated:

                                                                    AT DECEMBER 31,
                                                              ----------------------------
                                                                2001      2000      1999
                                                              --------   -------   -------
                                                                 (DOLLARS IN THOUSANDS)
SECURITIES:
  Mutual funds..............................................  $  5,784   $   889   $   835
  Tax-exempt bond...........................................    14,349    14,705    14,699
  Revenue bond..............................................       480       775     1,180
  FreddieMac preferred stock................................     6,750     6,150     6,150
  FreddieMac note...........................................        --     9,986     9,764
  FannieMae note............................................     4,931    19,920    19,080
  Federal Home Loan Bank notes..............................     4,943        --        --
  Federal Home Loan Bank stock..............................    16,889    20,624    10,948
  Treasury notes and bills..................................    71,946     2,361        --
                                                              --------   -------   -------
          Total.............................................  $126,072   $75,410   $62,656
                                                              ========   =======   =======
OTHER INTEREST-EARNING ASSETS:
  Interest-bearing deposits with banks......................  $    577   $ 2,727   $ 2,750
                                                              ========   =======   =======

     The tax-exempt municipal bond has an estimated market value of $11.6 million compared to a carrying value of $14.3 million at December 31, 2001. This bond represents a single issue secured by a multi-family property. The trustee has advised us that the issuer of the bond is currently supplementing operating revenue with cash held by the trustee in order to pay taxes on the property. Therefore, the marketability and market value of the bond have declined during 2001. However, based on an analysis as of December 31, 2001, management does not currently believe that it is probable that it will not collect all payments due according to the term of the bond and, therefore, no impairment other than a temporary impairment has occurred.

     The following table sets forth the contractual maturities and approximate weighted average yields of debt securities at December 31, 2001.

                                                                   DUE IN
                                         -----------------------------------------------------------
                                         ONE MONTH   TWO MONTHS      ONE TO     MORE THAN
                                          OR LESS    TO ONE YEAR   FIVE YEARS   FIVE YEARS    TOTAL
                                         ---------   -----------   ----------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Tax-exempt bond........................        --           --           --      $14,349     $14,349
Revenue bond...........................        --           --      $   480           --         480
U.S. Treasury Notes and Bills..........   $39,996      $24,763        7,187           --      71,946
Agency notes...........................        --           --        9,874           --       9,874
                                          -------      -------      -------      -------     -------
     Total.............................   $39,996      $24,763      $17,541      $14,349     $96,649
                                          =======      =======      =======      =======     =======
Weighted average tax-equivalent
  yield................................      1.66%        2.84%        4.48%       10.77%       3.83%

MORTGAGE-BACKED SECURITIES PORTFOLIO

     Mortgage-backed securities offer higher rates than treasury or agency securities with similar maturities because the timing of the repayment of principal can vary based on the level of prepayments of the underlying loans. However, they offer lower yields than similar loans because the risk of loss of principal is often guaranteed by the issuing entity or through mortgage insurance. We acquire mortgage-backed securities through purchases and securitization of loans from our portfolio. We classify all mortgage-backed securities as available for sale. The following table sets forth the fair market value of the mortgage-backed securities portfolio at the dates indicated.

                                                                     AT DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
FannieMae pass-through certificates........................  $ 54,319    $ 74,412    $112,675
GNMA pass-through certificates.............................    28,830      27,249      29,526
FreddieMac participation certificates......................     1,462       2,948       6,609
BPA Commercial Capital L.L.C. mortgage-backed security.....    70,244      77,162      92,492
FreddieMac Collateralized Mortgage Obligation..............     8,577       8,192       8,518
FannieMae Collateralized Mortgage Obligation...............     3,690       5,666       5,703
Other......................................................       191         200         204
                                                             --------    --------    --------
     Total.................................................  $167,313    $195,829    $255,727
                                                             ========    ========    ========

     The following table sets forth the final maturities and approximate weighted average yields of mortgage-backed securities at December 31, 2001.

                                                                       DUE IN
                                                   -----------------------------------------------
                                                   LESS THAN   ONE YEAR TO      OVER
                                                   ONE YEAR    FIVE YEARS    FIVE YEARS    TOTAL
                                                   ---------   -----------   ----------   --------
                                                               (DOLLARS IN THOUSANDS)
FannieMae pass-through certificates..............                $11,626      $ 42,693    $ 54,319
GNMA pass-through certificates...................    $   2            --        28,828      28,830
FreddieMac participation certificates............       --            --         1,462       1,462
BPA Commercial Capital L.L.C. Mortgage-backed
  security.......................................       --            --        70,244      70,244
FreddieMac Collateralized Mortgage Obligation....       --            --         8,577       8,577
FannieMae Collateralized Mortgage Obligation.....       --            --         3,690       3,690
Other............................................       --            --           191         191
                                                     -----       -------      --------    --------
     Total mortgage-backed securities............    $   2       $11,626      $155,685    $167,313
                                                     =====       =======      ========    ========
Weighted average yield...........................     6.50%         7.37%         6.32%       6.39%

     The actual timing of the payment of principal on mortgage-backed securities is dependent on principal payments on the underlying loans which may or may not carry prepayment penalties for the borrowers. Therefore, the table above is not necessarily representative of actual or expected cash flows from these securities.

SOURCES OF FUNDS

     Metropolitan Bank's primary sources of funds are deposits, amortization and repayment of loan principal, borrowings, sales of mortgage loans, sales or maturities of mortgage-backed securities, securities, and short-term investments. Deposits are the principal source of funds for lending and investment purposes. We offer the following types of accounts:

     Statement and Checking Accounts. We offer three types of statement savings accounts, two interest-bearing checking, and one noninterest-bearing checking account for consumers. We offer three types of statement savings accounts and one noninterest-bearing checking account for business and commercial customers. As of December 31, 2001, Metropolitan Bank's total core deposits, as a percentage of total local deposits (i.e., excluding brokered, out of state and custodial deposits) increased to 39.2% from 32.0% as of December 31, 2000.

     In connection with loan servicing activities, we maintain custodial checking accounts for principal and interest payments collected for investors monthly and for tax and insurance escrow balances.

     Certificates of Deposit. We offer fixed rate, fixed term certificates of deposit. Terms are from seven days to five years. These accounts generally bear the highest interest rates of any deposit product offered. We review interest rates offered on certificates of deposit regularly and adjust them based on cash flow projections and market interest rates. In conjunction with certificates of deposit, we also offer Individual Retirement Accounts.

     From time to time, we have accepted certificates of deposit through brokers or from out-of-state individuals and entities, predominantly financial institutions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At December 31, 2001, these individuals and entities held approximately $127.8 million of certificates of deposits, or 11.2% of total deposits. Subsequent to June 30, 2001, Metropolitan Bank has reduced its dependency on brokered and out-of-state deposits as required by the supervisory agreement it entered into with the OTS and ODFI. At December 31, 2001, Metropolitan Bank had reduced brokered and out-of-state deposits by $49.2 million during 2001. Metropolitan Bank currently has approval from the FDIC to issue brokered deposits through December 31, 2002. However, this authority is limited to 12% of assets and can be withdrawn by the FDIC.

     The following table provides information regarding trends in average deposits for the periods indicated. The noninterest bearing demand deposit category includes principal and interest custodial accounts and taxes and insurance custodial accounts for loans serviced for FreddieMac, FannieMae and private investors.

                                                            DECEMBER 31,
                       ---------------------------------------------------------------------------------------
                                  2001                          2000                          1999
                       ---------------------------   ---------------------------   ---------------------------
                                    PERCENT                       PERCENT                       PERCENT
                        AVERAGE       OF      RATE    AVERAGE       OF      RATE    AVERAGE       OF      RATE
                         AMOUNT      TOTAL    PAID     AMOUNT      TOTAL    PAID     AMOUNT      TOTAL    PAID
                       ----------   -------   ----   ----------   -------   ----   ----------   -------   ----
                                                       (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits....  $  105,535      9.2%          $   71,714      6.3%          $   64,633      5.6%
Interest bearing
  deposits:
  Demand deposits....     158,881     13.8    3.63%      99,142      8.7    4.15%      54,538      4.7    2.66%
  Savings deposits...      95,038      8.3    2.50      146,635     12.9    3.82      215,265     18.8    4.21
  Time deposits......     788,172     68.7    5.89      818,062     72.1    6.11      815,448     70.9    5.50
                       ----------    -----           ----------    -----           ----------    -----
     Total interest-
       bearing
       deposits......   1,042,091     90.8    5.23    1,063,839     93.7    5.60    1,085,251     94.4    5.09
                       ----------    -----           ----------    -----           ----------    -----
     Total average
       deposits......  $1,147,626    100.0%          $1,135,553    100.0%          $1,149,884    100.0%
                       ==========    =====           ==========    =====           ==========    =====

     The following table shows rate and maturity information for certificates of deposit as of December 31, 2001.

                                                                                              PERCENT
                                                                                                OF
                               2.00-4.99%   5.00-5.99%   6.00-6.99%   7.00-8.99%    TOTAL      TOTAL
                               ----------   ----------   ----------   ----------   --------   -------
                                                       (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS MATURING
  IN QUARTER ENDING:
March 31, 2002...............   $ 44,852     $ 32,000     $ 44,329     $15,036     $136,217     19.1%
June 30, 2002................     71,450       34,167       12,385       3,156      121,158     16.9
September 30, 2002...........     65,529       29,779       16,999       7,867      120,174     16.8
December 31, 2002............     79,148        5,727       10,660       3,384       98,919     13.8
March 31, 2003...............     46,237       60,056        7,098       3,460      116,851     16.4
June 30, 2003................     10,522        3,583       11,997       1,123       27,225      3.8
September 30, 2003...........      2,303       12,332        3,782          16       18,433      2.6
December 31, 2003............      5,862        6,406          530           2       12,800      1.8
March 31, 2004...............      4,975        9,200           78          --       14,253      2.0
June 30, 2004................      6,480        2,635          479          --        9,594      1.3
September 30, 2004...........        589        1,587          588          --        2,764      0.4
December 31, 2004............        762            7        4,335          --        5,104      0.7
Thereafter...................      5,413       18,214        6,585       1,602       31,814      4.4
                                --------     --------     --------     -------     --------    -----
     Total...................   $344,122     $215,693     $119,845     $35,646     $715,306    100.0%
                                ========     ========     ========     =======     ========    =====
Percent of total.............       48.0%        30.2%        16.8%        5.0%

     The following table shows the remaining maturity for time deposits of $100,000 or more as of December 31, 2001.

                                                                DECEMBER 31, 2001
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Three months or less........................................         $ 33,344
Over three through six months...............................           47,890
Over six through twelve months..............................           84,075
Over twelve months..........................................          118,282
                                                                     --------
     Total..................................................         $283,591
                                                                     ========

     In addition to deposits, we rely on borrowed funds. The discussion below describes our current borrowings.

     Subordinated Note Offering. In December 1995, we issued subordinated notes due January 1, 2005 with an aggregate principal balance of $14.000 million through a public offering. The current balance outstanding is $13.985 million. The interest rate on the notes is 9.625%.

     Commercial Bank Note Payable. The Company has a note payable with a commercial bank. At December 31, 2001, the current balance outstanding was $5.0 million. The loan matures December 31, 2002.

     Loan From Majority Shareholder. In December 2001, the Company entered into a loan agreement with Robert Kaye, its majority shareholder. The loan agreement is in the amount of $2.0 million and bears no interest. The loan matures on the earlier of the closings of the currently outstanding stock offerings or March 31, 2002.

     Federal Home Loan Bank Advances. The Federal Home Loan Bank makes funds available for housing finance to eligible financial institutions like Metropolitan Bank. We collateralize advances by any combination of the following assets: one- to four-family first mortgage loans, multifamily loans, home equity loans, commercial real estate loans, investment securities, mortgage-backed securities, Federal Home Loan Bank deposits, and Federal Home Loan Bank stock. The aggregate balance of assets pledged as collateral for Federal Home Loan Bank advances at December 31, 2001 was $425 million. In August 2001, based on the financial condition of Metropolitan Bank as of the end of the first quarter of 2001, the Federal Home Loan Bank increased Metropolitan Bank's collateral requirement with respect to one-to four-family loans and multifamily loans from 125% of borrowings to 150% of borrowings. As a result, the Bank's borrowing capacity was reduced to a collateral shortage, which means that Metropolitan bank must provide additional collateral and has no ability to borrow from the Federal Home Loan Bank until it does. Since that time, Metropolitan Bank has pledged additional collateral, reclassified loans as held for sale and experienced significant payoff of loans. On January 24, 2002, Metropolitan Bank pledged additional collateral to eliminate the shortage.

     Repurchase Agreements. From time to time, Metropolitan Bank borrows funds by using its investment or mortgage-backed securities to issue reverse repurchase agreements. A reverse repurchase agreement is a transaction where we borrow money from a brokerage firm or bank and deliver securities to them as collateral for the borrowing. When the loan is paid off we receive back or repurchase the securities. The aggregate balance of mortgage-backed securities and cash pledged as collateral for reverse repurchase agreements at December 31, 2001 was approximately $44 million.

     The following table shows the maximum month-end balance, the average balance, and the ending balance of borrowings during the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
MAXIMUM MONTH-END BALANCE:
Federal Home Loan Bank advances............................  $378,143    $365,094    $205,352
1995 subordinated notes....................................    13,985      14,000      14,000
Commercial bank repurchase agreement.......................        --      50,000      55,000
Commercial bank line of credit.............................     6,000       7,000      12,000
Commercial bank note payable...............................     5,000          --          --
Loan from majority shareholder.............................     2,000          --          --
Repurchase agreements......................................    41,000      80,166      88,380

AVERAGE BALANCE:
Federal Home Loan Bank advances............................  $313,908    $290,369    $140,001
1995 subordinated notes....................................    13,985      13,987      14,000
Commercial bank repurchase agreement.......................        --      25,250       7,708
Commercial bank line of credit.............................     2,482       6,083       7,891
Commercial bank note payable...............................     3,507          --          --
Loan from majority shareholder.............................        22          --          --
Repurchase agreements......................................    41,000      70,595      81,507

ENDING BALANCE:
Federal Home Loan Bank advances............................  $278,912    $365,094    $205,352
1995 subordinated notes....................................    13,985      13,985      14,000
Commercial bank repurchase agreement.......................        --          --      55,000
Commercial bank line of credit.............................        --       6,000       6,000
Commercial bank note payable...............................     5,000          --          --
Loan from majority shareholder.............................     2,000          --          --
Repurchase agreements......................................    41,000      41,000      80,044

     The following table provides the interest rates, which include amortization of issuance costs of borrowings during the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
WEIGHTED AVERAGE INTEREST RATE:
Federal Home Loan Bank advances.............................  5.94%    6.15%    5.60%
1995 subordinated notes.....................................  9.63     9.63     9.63
Commercial bank repurchase agreement........................    --     8.25     7.34
Commercial bank line of credit..............................  8.10     8.80     7.96
Commercial bank note payable................................  5.67       --       --
Loan from majority shareholder..............................  0.00       --       --
Repurchase agreements.......................................  5.98     6.06     5.60

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

     The Company has two issues of cumulative trust preferred securities outstanding through wholly-owned subsidiaries. Each issuing entity has invested the total proceeds from the sale of the securities in junior subordinated deferrable interest debentures issued by the Company. The securities are listed on the NASDAQ Stock Market's National Market.

COMPETITION

     Metropolitan Bank faces strong competition both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, mortgage companies, credit unions, finance companies, and insurance companies.

     Metropolitan Bank attracts its deposits through its retail sales offices, primarily from the communities in which those retail sales offices are located. Therefore, competition for those deposits is principally from other savings institutions, commercial banks, credit unions, mutual funds, and brokerage companies located in the same communities.

EMPLOYEES

     At December 31, 2001, we had a total of 472 employees, including part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

REGULATION AND SUPERVISION

INTRODUCTION

     The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As a savings and loan holding company, we are subject to the regulations, examination, supervision, and reporting requirements of the OTS. Metropolitan Bank, an Ohio-chartered savings and loan association, is a member of the Federal Home Loan Bank System. The Federal Deposit Insurance Corporation ("FDIC"), through the Savings Association Insurance Fund, insures Metropolitan Bank's deposits. Metropolitan Bank is subject to examination and regulation by the OTS, the FDIC, and the ODFI. Metropolitan Bank must comply with regulations regarding matters such as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority.

METROPOLITAN FINANCIAL CORP.

     As a savings and loan holding company, we are subject to restrictions relating to our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring control of any other savings association or savings and loan holding company, without prior approval of the OTS, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary. Similarly, a person must obtain OTS approval prior to that person's acquiring control of the Company or Metropolitan Bank.

METROPOLITAN BANK AND TRUST COMPANY

     General. The enforcement authority of the OTS includes the ability to impose penalties for and to seek correction of violations of laws and regulations and unsafe or unsound practices. This authority includes the power to assess civil money penalties, issue cease and desist orders against an institution, its directors, officers or employees and other persons or initiate legal action.

     On July 26, 2001 Metropolitan Bank signed a supervisory agreement with the OTS and the ODFI. These documents acknowledge that these two regulatory authorities are of the opinion that we have engaged in acts and practices that are unsafe and unsound. We have agreed to take a number of steps to improve our safety and soundness without admitting or denying any unsafe or unsound practices. The Company also signed a supervisory agreement with the OTS on July 26, 2001.

     As a lender and a financial institution, Metropolitan Bank is subject to various regulations promulgated by the Federal Reserve Board including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation F (Interbank Liabilities), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds), and Regulation DD (Truth in Savings). As lenders of loans secured by real property, and as owners of real property, financial institutions, including Metropolitan Bank, are subject to compliance with various statutes and regulations applicable to property owners generally, including environmental laws and regulations.

     Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. Metropolitan Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. The FDIC insures deposits up to applicable limits and the full faith and credit of the United States Government backs such insurance. As insurer, the FDIC imposes deposit insurance premiums and conducts examinations of and requires reporting by FDIC-insured institutions. The FDIC also has the authority to initiate enforcement actions against savings associations after giving the OTS an opportunity to take such action. It may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition.

     Regulatory Capital Requirements. The capital regulations of the OTS establish a "leverage limit," a "tangible capital requirement," and a "risk-based capital requirement." The leverage limit currently requires a savings association to maintain "core capital" of not less than 3% of adjusted total assets. The OTS has taken the position, however, that the prompt corrective action regulation has effectively raised the leverage ratio requirement for all but the most highly-rated institutions. The leverage ratio has in effect increased to 4% since an institution is "undercapitalized" if, among other things, its leverage ratio is less than 4%. The tangible capital requirement requires a savings association to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. The risk-based capital requirement generally provides that a savings association must maintain total capital in an amount at least equal to 8.0% of its risk-weighted assets. The risk-based capital regulations are similar to those applicable to national banks. The regulations assign each asset and certain off-balance sheet assets held by a savings association to one of four risk-weighting categories, based upon the degree of credit risk associated with the particular type of asset.

     Metropolitan Bank is also subject to the capital adequacy requirements under the Federal Deposit Insurance Corporation Investment Act of 1991. The additional capital adequacy ratio imposed under Federal Deposit Insurance Corporation Investment Act is the Tier 1 capital to risk adjusted assets ratio. This ratio must be at least 6.0% for a "well capitalized" institution.

     Banks and savings associations are classified into one of five categories based upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized." Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." Based on these requirements, Metropolitan Bank is an "adequately capitalized" institution.

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

     While the OTS and ODFI have not established individual minimum capital requirements for Metropolitan Bank, they have entered into a supervisory agreement with Metropolitan Bank. Under that agreement Metropolitan Bank must achieve well-capitalized status for core capital (5%) and risk-based capital (10%) by March 31, 2002. At December 31, 2001 we complied with all requirements for an adequately capitalized institution. The Company is selling common stock under a combined rights offering and offering to the public during the first quarter of 2002 in order to meet the requirements for well-capitalized status by March 31, 2002.

     The following table indicates our capital position compared to the requirements for an adequately capitalized institution and a well-capitalized institution as of December 31, 2001.

                                                   ADEQUATELY CAPITALIZED       WELL CAPITALIZED
                                                   ----------------------    ----------------------
                                                               PERCENT OF                PERCENT OF
                                                    AMOUNT       ASSETS       AMOUNT       ASSETS
                                                   --------    ----------    --------    ----------
Tangible Capital:
  Actual.........................................  $103,151       6.45%      $103,151       6.45%
  Requirement....................................    24,006       1.50         32,008       2.00
  Excess (Deficiency)............................    79,145       4.95         71,143       4.45
Core Capital:
  Actual.........................................  $103,151       6.45%      $103,151       6.45%
  Requirement....................................    64,088       4.00         80,110       5.00
  Excess (Deficiency)............................    39,063       2.45         23,041       1.45
Risk-based Capital:
  Actual.........................................  $113,621       9.26%      $113,621       9.26%
  Requirement....................................    98,170       8.00        122,712      10.00
  Excess (Deficiency)............................    15,451       1.26         (9,091)     (0.74)
Tier 1 Capital to Risk-adjusted Assets
  Actual.........................................  $102,835       8.38%      $102,835       8.38%
  Requirement....................................    49,086       4.00         73,589       6.00
  Excess (Deficiency)............................    53,749       4.38         29,246       2.38

     Restrictions on Dividends and Other Capital Distributions. Savings association subsidiaries of holding companies generally are required to provide their OTS regional director with not less than thirty days' advance notice of any proposed declaration of a dividend on the association's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid. In some circumstances, an association may be required to provide their OTS regional director with an application for a proposed declaration of a dividend on the association's stock.

     The OTS regulations impose limitations upon certain "capital distributions" by savings associations. These distributions include cash dividends, payments to repurchase or otherwise acquire an association's shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

     In addition, the OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. Metropolitan Bank operates with lower capital ratios than most other banks and, as a result, faces a higher risk of falling below regulatory capital requirements. If Metropolitan Bank becomes undercapitalized, Metropolitan Bank will have to comply with increased restrictions on the payment of dividends and may lose its ability to pay dividends.

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

     A savings association's failure to remain a Qualified Thrift Lender may result in: a) limitations on new investments and activities; b) imposition of branching restrictions; c) loss of Federal Home Loan Bank borrowing privileges; and d) limitations on the payment of dividends. The qualified thrift investments of Metropolitan Bank were in excess of 68.0% of its portfolio assets as of December 31, 2001.

     Ohio Regulation. As a savings and loan association organized under the laws of the State of Ohio, Metropolitan Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the internal organization of Metropolitan Bank as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS. Ohio law requires Metropolitan Bank to maintain federal deposit insurance as a condition of doing business.

     Ohio has adopted a statutory limitation on the acquisition of control of an Ohio savings and loan association which requires the written approval of the ODFI prior to the acquisition by any person or entity of a controlling interest in an Ohio association. In addition, Ohio law requires prior written approval of the ODFI of a merger of an Ohio association with another savings and loan association or a holding company affiliate.

FEDERAL AND STATE TAXATION

     The Company, Metropolitan Bank and other includable subsidiaries file consolidated federal income tax returns on a December 31 calendar year basis using the accrual method of accounting. The Internal Revenue Service has audited the Company, Metropolitan Bank and other includable subsidiaries through December 31, 1994.

     In addition to the regular income tax, corporations, including savings associations such as Metropolitan Bank, generally are subject to an alternative minimum tax. An alternative minimum tax is imposed at a tax rate of 20% on alternative minimum taxable income ("AMTI"), which is the sum of a corporation's regular taxable income with certain adjustments and tax preference items, less any available exemption. Adjustments and preferences include depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), and, for 1990 and succeeding years, 75% of the difference (positive or negative) between adjusted current earnings ("ACE") and AMTI. Any ACE reductions to AMTI are limited to prior aggregate ACE increases to AMTI. ACE equals pre-adjustment AMTI increased or decreased by certain ACE adjustments and determined without regard to the ACE adjustment and the alternative tax net operating loss. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and alternative tax net operating losses can offset no more than 90% of AMTI. The payment of alternative minimum tax will give rise to a minimum tax credit which will be available with an indefinite carry forward period to reduce federal income taxes in future years (but not below the level of alternative minimum tax arising in each of the carry forward years).

     Metropolitan Bank is subject to the Ohio corporate franchise tax. As a financial institution, Metropolitan Bank computes its franchise tax based on its net worth. Under this method, Metropolitan Bank will compute its Ohio corporate franchise tax by multiplying its net worth (as determined under generally accepted accounting principles) as specifically adjusted pursuant to Ohio law, by the applicable tax rate, which is currently 1.3%. As an Ohio-chartered savings and loan association, Metropolitan Bank also receives a credit against the franchise tax for a portion of the state supervisory fees paid by it.

     At the present time, the Company does not have a liability for the net worth portion of the franchise tax as it satisfies the requirements to be treated as a qualified holding company. In addition, there is no liability on the net income portion of the tax as the holding company has historically operated at a net loss on a stand-alone basis.

ITEM 2. PROPERTIES

     Our executive office is located at 22901 Millcreek Blvd., Highland Hills, Ohio 44122. We operate twenty-four retail sales offices. We lease nine of these locations under long-term lease agreements with various parties. We own the other fifteen retail sales offices, located in Aurora, Beachwood, Brunswick, Cleveland Heights, Euclid, Hudson, Macedonia, Mayfield Heights, Medina, Montrose, Solon, Stow, Twinsburg, Willoughby Hills, and Willoughby, Ohio. Our executive office and a majority of our retail sales offices include space beyond what is required for the conduct of our business. That space is rented to nonaffiliated entities under long term leases. In addition, we own land in Auburn, Avon, Brecksville, Broadview Heights, and Strongsville, Ohio. The Bank currently leases office space for its residential and construction loan production offices in Akron, Ashland, Canton, Cincinnati, Columbus, Dayton, North Olmsted and Toledo, Ohio. We also have a commercial real estate loan origination office in Pittsburgh, Pennsylvania.

     The supervisory agreement with Metropolitan Bank requires that we reduce our investment in premises and equipment by December 31, 2002. Therefore, Metropolitan Bank may sell some of its existing real estate and artwork to comply with this requirement. Assets that management currently intends to sell are classified as held for sale in the financial statements.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings incidental to the conduct of its business. We do not expect that any of these proceedings will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Report, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     (Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The executive officers of the Company as of March 1, 2002, unless otherwise indicated, were as follows:

                       POSITIONS HELD WITH THE COMPANY
       NAME                 AND METROPOLITAN BANK                    BUSINESS EXPERIENCE
       ----            -------------------------------               -------------------
Robert M. Kaye      Chairman and Chief Executive Officer,  Mr. Kaye has served as Chairman and
  Age 65            and a Director of the Company          Chief Executive Officer of the Company
                                                           and Metropolitan Bank since 1987. He has
                    Chairman and Chief Executive Officer,  also served as President of Planned
                    and a Director of Metropolitan Bank    Residential Communities, Inc. since
                                                           1960. Planned Residential Communities,
                                                           Inc. is actively engaged in every aspect
                                                           of multifamily housing from new
                                                           construction and rehabilitation to
                                                           acquisition and management. Mr. Kaye
                                                           serves as a member of the Board of
                                                           Directors of Community Bank of New
                                                           Jersey. He is a member of the Board of
                                                           Directors of Neighborhood Progress Inc.
                                                           and Chairman of the Board of New Village
                                                           Corp. He has also been a member of the
                                                           Corporate Council of the Cleveland
                                                           Museum of Art and has been a member of
                                                           the Board of Trustees of the College of
                                                           New Jersey since 1980 and of The Peddie
                                                           School since 1988.

                       POSITIONS HELD WITH THE COMPANY
       NAME                 AND METROPOLITAN BANK                    BUSINESS EXPERIENCE
       ----            -------------------------------               -------------------
Kenneth T. Koehler  President and Chief Operating Officer  Mr. Koehler joined the Company in
  Age 55            and Director of the Company            January 1999 as Executive Vice
                                                           President. He has served as President
                    President, Director, and Chief         and Chief Operating Officer since
                    Operating Officer of Metropolitan      October 1999. Previously, Mr. Koehler
                    Bank                                   served as President and Chief Executive
                                                           Officer of United Heritage Bank, Edison,
                                                           NJ, a community bank (1998-1999); and
                                                           President and Chief Executive Officer of
                                                           Golden City Commercial Bank, New York,
                                                           NY, a community bank (1994-1998). He has
                                                           also served as a director of Cumberland
                                                           Farms/Gulf Oil Company, and as a trustee
                                                           of Providence Performing Arts
                                                           Association and Catholic Charities
                                                           Annual Appeal, Diocese of RI. He is
                                                           currently a trustee of the Great Lakes
                                                           Theater Festival, Catholic Charities
                                                           Corporation of the Diocese of Greater
                                                           Cleveland, and Diabetes Association of
                                                           Greater Cleveland.
Malvin E. Bank      Director, Vice Chairman, Secretary     Mr. Bank has been the Secretary,
  Age 71            and Assistant Treasurer of the         Assistant Treasurer and a Director of
                    Company                                the Company and Secretary and Director
                                                           of the Metropolitan Bank for more than
                    Director, Vice Chairman, and           five years and Vice Chairman for two
                    Secretary of Metropolitan Bank         years. Mr. Bank is General Counsel of
                                                           the Cleveland Foundation, a community
                                                           foundation. Mr. Bank also serves as a
                                                           Director of Oglebay Norton Company. Mr.
                                                           Bank also serves as a Trustee of Case
                                                           Western Reserve University, The Holden
                                                           Arboretum, Chagrin River Land
                                                           Conservancy, Cleveland Center for
                                                           Research in Child Development, Hanna
                                                           Perkins School, and numerous other civic
                                                           and charitable organizations and
                                                           foundations.
David P. Miller     Director, Treasurer and Assistant      Mr. Miller has served as a Director of
  Age 69            Secretary of the Company               the Company and the Metropolitan Bank
                                                           since 1992. Mr. Miller has also held the
                    Director of Metropolitan Bank          positions of Treasurer and Assistant
                                                           Secretary of the Company for more than
                                                           five years. Since 1986, Mr. Miller has
                                                           been the President and Chief Executive
                                                           Officer of Columbia National Group,
                                                           Inc., a Cleveland-based scrap and waste
                                                           materials wholesaler and steel
                                                           manufacturer. He is currently a
                                                           commissioner of the Ohio Lottery.

                       POSITIONS HELD WITH THE COMPANY
       NAME                 AND METROPOLITAN BANK                    BUSINESS EXPERIENCE
       ----            -------------------------------               -------------------
Donald F. Smith     Executive Vice President and Chief     Mr. Smith became Executive Vice
  Age 53            Financial Officer of the Company       President and Chief Financial Officer of
                                                           Metropolitan Bank on January 1, 2000.
                    Executive Vice President and Chief     Mr. Smith was previously Senior Vice
                    Financial Officer of Metropolitan      President and Chief Financial Officer of
                    Bank                                   Steris Corporation (1999) and a Partner
                                                           in the accounting firm of Ernst & Young
                                                           LLP and its predecessor from 1984 to
                                                           1999. Mr. Smith is on the Board of
                                                           Directors of Junior Achievement of
                                                           Greater Cleveland and Lake County YMCA.
Leonard Kichler     Executive Vice President of            Mr. Kichler became Executive Vice
  Age 44            Metropolitan Bank                      President- Relationship Banking in July,
                                                           2000. Mr. Kichler was previously Senior
                                                           Vice President of National City Bank for
                                                           more than five years.

All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Metropolitan's common stock, no par value, the only outstanding class of equity securities of Metropolitan, is traded on the Nasdaq National Market System. As of December 31, 2001, there are 30,000,000 shares of common stock authorized and 8,128,663 shares issued and outstanding. The first day of trading in the Company's common stock was October 29, 1996. Detailed in the following table is the quarterly high and low price for the Company's common stock during 2001 and 2000:

                                                              HIGH      LOW
                                                              -----    -----
First quarter 2000..........................................  $4.69    $3.06
Second quarter 2000.........................................   4.94     3.88
Third quarter 2000..........................................   5.25     3.38
Fourth quarter 2000.........................................   4.13     2.38
First quarter 2001..........................................   4.50     2.88
Second quarter 2001.........................................   4.00     3.39
Third quarter 2001..........................................   3.74     2.45
Fourth quarter 2001.........................................   3.69     2.75

     Metropolitan paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. The Indenture dated as of December 1, 1995 covering the 1995 Subordinated Notes and the Commercial Loan Agreement prohibit the Company from paying a dividend or other distribution on its equity securities unless the Company's ratio of tangible equity to total assets exceeds 7%.

     At March 11, 2002, there were approximately 1,087 record holders of common stock. Robert M. Kaye, previously the sole shareholder, controlled 6,078,296 shares or 74.8% of the amount outstanding on this date. The closing market price of our common stock on March 11, 2002 was $2.75.

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE YEAR SUMMARY OF SELECTED DATA

                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                   2001          2000          1999          1998         1997
                                ----------    ----------    ----------    ----------    --------
                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets..................  $1,608,420    $1,695,279    $1,608,119    $1,363,434    $924,985
Loans receivable, net.........     974,452     1,235,441     1,183,954     1,018,271     693,655
Loans held for sale...........     169,320        51,382         6,718        15,017      14,230
Mortgage-backed securities....     167,313       195,829       255,727       198,295     143,167
Securities....................     109,183        54,786        51,708        35,660       6,446
Intangible assets.............       2,512         2,602         2,461         2,724       2,987
Loan servicing rights.........      22,951        20,597        10,374        13,412       9,224
Deposits......................   1,142,394     1,146,267     1,136,630     1,051,357     737,782
Borrowings....................     340,897       426,079       360,396       215,486     135,870
Preferred securities(1).......      43,750        43,750        43,750        27,750          --
Shareholders' equity..........      45,517        49,459        44,868        42,644      36,661
SELECTED OPERATIONS DATA:
Total interest income.........  $  114,841    $  127,787    $  111,921    $   85,728    $ 69,346
Total interest expense........      81,962        88,673        73,644        53,784      41,703
                                ----------    ----------    ----------    ----------    --------
  Net interest income.........      32,879        39,114        38,277        31,944      27,643
Provision for loan losses.....       6,505         6,350         6,310         2,650       2,340
                                ----------    ----------    ----------    ----------    --------
  Net interest income after
     provision for loan
     losses...................      26,374        32,764        31,967        29,294      25,303
Loan servicing income, net....      (3,986)        1,148         1,358           788       1,293
Net gain on sale of loans and
  securities..................       9,567         3,573         1,781         3,523         580
Other noninterest income......       8,181         4,834         4,016         3,006       2,268
Noninterest expense...........      46,142        40,160        32,591        25,523      20,149
                                ----------    ----------    ----------    ----------    --------
  Income (loss) before income
     taxes and extraordinary
     item.....................      (6,006)        2,159         6,531        11,088       9,295
Income tax expense
  (benefit)...................      (2,438)          662         2,020         4,049       3,492
Extraordinary item(2).........          --            --            --           245          --
                                ----------    ----------    ----------    ----------    --------
Net income (loss).............  $   (3,568)   $    1,497    $    4,511    $    6,794    $  5,803
                                ==========    ==========    ==========    ==========    ========

---------------

(1) Consists of 9.50% preferred securities sold during the second quarter of 1999 by Metropolitan Capital Trust II and 8.60% preferred securities sold during the second quarter of 1998 by Metropolitan Capital Trust I.

(2) The extraordinary item represents expenses associated with the early retirement of the outstanding 10% subordinated notes.

                                              AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   ----------   ----------   ----------   ----------   ----------
PER SHARE DATA, RESTATED FOR
  STOCK SPLITS:
Basic net income per share.......  $    (0.44)  $     0.19   $     0.57   $     0.88   $     0.75
Diluted net income per share.....       (0.44)        0.19         0.57         0.87         0.75
Book value per share.............        5.60         6.11         5.56         5.50         4.73
Tangible book value per share....        5.29         5.79         5.26         5.15         4.34

PERFORMANCE RATIOS:
Return on average assets.........       (0.24)%       0.09%        0.30%        0.64%        0.69%
Return on average equity.........       (8.40)        3.30        10.09        17.16        17.58
Interest rate spread.............        1.93         2.31         2.52         2.90         3.20
Net interest margin..............        2.19         2.56         2.73         3.16         3.48
Average interest-earning assets
  to average interest-bearing
  liabilities....................      104.37       103.09       103.73       104.96       105.30
Noninterest expense to average
  assets.........................        2.82         2.45         2.17         2.39         2.40
Efficiency ratio(1)..............      103.59        83.21        71.05        64.45        62.75

ASSET QUALITY RATIOS:(2)
Nonperforming loans to total
  loans..........................        2.68%        1.15%        0.79%        1.23%        0.44%
Nonperforming assets to total
  assets.........................        2.09         1.12         0.91         1.34         0.56
Allowance for losses on loans to
  total loans....................        1.49         1.07         0.92         0.66         0.79
Allowance for losses on loans to
  nonperforming total loans......       56.21        94.65       117.52        54.44       178.60
Net charge-offs to average
  loans..........................        0.26         0.27         0.19         0.16         0.13

CAPITAL RATIOS:
Shareholders' equity to total
  assets.........................        2.83%        2.92%        2.79%        3.13%        3.96%
Average shareholders' equity to
  average assets.................        2.88         2.77         2.97         3.70         3.94
Tier 1 capital to total
  assets(3)......................        6.45         6.31         6.57         6.27         5.47
Tier 1 capital to risk-weighted
  assets(3)......................        8.39         8.45         8.58         7.85         7.75

OTHER DATA:
Loans serviced for others
  (000's)........................  $2,203,873   $1,937,499   $1,653,065   $1,496,347   $1,190,185
Number of full service offices...          24           23           20           17           15
Number of loan production
  offices........................           9           10            8            5            4

---------------

(1) Equals noninterest expense less amortization of intangible assets divided by net interest income plus noninterest income (excluding gains or losses on securities transactions).

(2) Ratios are calculated on end of period balances except net charge-offs to average loans.

(3) Ratios are for Metropolitan Bank only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The reported results of Metropolitan primarily reflect the operations of Metropolitan Bank and the financing activities of the Company. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

     As a result of the performance of the Company, on July 26, 2001, the Company entered into a supervisory agreement with the OTS, which requires us to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from Metropolitan Bank. Additionally, the Bank entered into a separate supervisory agreement with the OTS and the ODFI on July 26, 2001. We, as well as Metropolitan Bank, are working to comply with all of the provisions of the supervisory agreements. See Item 1. Business -- Supervisory Agreements on page 3 for details of the agreements and a discussion of progress to date on the requirements of the plans.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Income. Net income for the year ended December 31, 2001 decreased $5.1 million to a net loss of $3.6 million as compared to net income of $1.5 million for the year ended December 31, 2000. For the year ended December 31, 2001, net interest income decreased $6.2 million and the provision for loan losses for the year ended December 31, 2001 increased $0.1 million from the same period in the prior year. Noninterest income increased $4.2 million for the year ended December 31, 2001 over the same period in the prior year and noninterest expense increased $6.0 million compared to the same period in the prior year. Noninterest expense amounted to $46.1 million for the year ended December 31, 2001 up from $40.2 million from the same period in the prior year.

     The loss for the year 2001 was primarily due to an increase in amortization and impairment of loan servicing rights, a compression of the interest rate spread, costs associated with a computer conversion, an increased provision for losses on real estate owned, and compensation and occupancy expenses relating to new facilities opened during 2000 and 2001. These items were partially offset by an increase in noninterest income for the year, particularly the gain on sale of loans. The interest rate compression was caused by the Bank's assets repricing downward or prepaying faster than the Bank's liabilities repriced or matured.

     Interest Income. Interest income for the year ended December 31, 2001 totaled $114.8 million, a decrease of 10.1% from $127.8 million for the same period in 2000. These results were primarily due to declining yields on interest-earning assets from 8.26% to 7.57% in the year ended December 31, 2001. Decreases in average earning assets compared to the same period in the prior year also contributed to the decline in interest income. The decline in the yield on earning assets for the year ended December 31, 2001 compared to the prior year was primarily due to general declines in the level of interest rates from 2000 to 2001. An increase in the level of nonperforming loans during 2001 also contributed to the decrease in interest income.

     Interest Expense. Total interest expense decreased 7.6% to $82.0 million for the year ended December 31, 2001 from $88.7 million for the year 2000. Interest expense for the year ending December 31, 2001 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds as opposed to the prior year. The average balance of interest-bearing deposits decreased $21.7 million, or 2.0%, for the year ended December 31, 2001 as compared to the year 2000. Average borrowings decreased $23.1 million, or 5.8%, for the year ended December 31, 2001 as compared to the year 2000. Metropolitan's cost of funds decreased to 5.64% for the year 2001 as compared to 5.95% for the year 2000. In the year ended December 31, 2001, a lower cost was experienced on both deposits and borrowings compared to 2000.

     Net Interest Margin. Our net interest margin decreased 37 basis points to 2.19% for the year ended December 31, 2001 as compared to 2.56% for the comparable period in 2000. While interest rates in general and especially short-term interest rates were lower in 2001 than in 2000, net interest margin was negatively impacted because yields on assets fell more quickly than costs of interest-bearing liabilities. The greater impact on asset yields was due to the falling interest rates and the options that borrowers have to prepay loans. As rates decline, most borrowers have the option to prepay loans but the Bank does not have the option to call high cost certificates of deposit. The net interest margin was also negatively impacted by a conscious decision by management to lengthen the average remaining term of borrowings and certificates of deposit during 2000 and 2001 in order to reduce Metropolitan Bank's interest rate risk.

     Average Balances and Yields. The following tables present the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Assets that earn interest free of federal income taxes are included at their tax-equivalent yield. Nonaccruing loans are considered in average loan balances. The average balances of mortgage-backed securities and securities are presented at historical cost.

                                                     YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------
                                            2001                                 2000
                              ---------------------------------    ---------------------------------
                               AVERAGE                  AVERAGE     AVERAGE                  AVERAGE
                               BALANCE      INTEREST     RATE       BALANCE      INTEREST     RATE
                              ----------    --------    -------    ----------    --------    -------
                                                          (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable...........   $1,237,551    $ 97,518     7.88%     $1,257,530    $107,504     8.55%
Mortgage-backed
  securities...............      191,142      12,422     6.50         221,645      15,353     6.93
Other......................       95,880       4,901     5.63          72,846       4,930     7.33
                              ----------    --------               ----------    --------
    Total interest-earning
      assets...............    1,524,573     114,841     7.57       1,552,021     127,787     8.26
                                            --------                             --------
Nonearning assets..........      112,272                               90,200
                              ----------                           ----------
        Total assets.......   $1,636,845                           $1,642,221
                              ==========                           ==========
INTEREST-BEARING
  LIABILITIES:
Deposits...................   $1,042,091    $ 54,545     5.23%     $1,063,839    $ 59,565     5.60%
Borrowings.................      374,899      23,781     6.34         397,979      26,071     6.55
Junior subordinated
  debentures...............       43,750       3,993     9.13          43,750       3,993     9.13
                              ----------    --------               ----------    --------
    Total interest-earning
      liabilities..........    1,460,740      82,319     5.64       1,505,568      89,629     5.95
                                            --------     ----                    --------     ----
Noninterest-bearing
  liabilities..............      128,958                               91,221
Shareholders' equity.......       47,147                               45,432
                              ----------                           ----------
    Total liabilities and
      shareholders'
      equity...............   $1,636,845                           $1,642,221
                              ==========                           ==========
Net interest income before
  capitalized interest and
  interest rate spread.....                   32,522     1.93%                     38,158     2.31%
                                            --------     ====                    --------     ====
Net interest margin........                              2.19%                                2.56%
Interest expense
  capitalized..............                      357                                  956
                                            --------                             --------
Net interest income........                 $ 32,879                             $ 39,114
                                            ========                             ========
Average interest-earning
  assets to average
  interest bearing
  liabilities..............       104.37%                              103.09%

                                  YEAR ENDED DECEMBER 31,
                             ---------------------------------
                                           1999
                             ---------------------------------
                              AVERAGE                  AVERAGE
                              BALANCE      INTEREST     RATE
                             ----------    --------    -------
                                      (IN THOUSANDS)
INTEREST-EARNING ASSETS:
Loans receivable...........  $1,160,771    $ 93,961     8.09%
Mortgage-backed
  securities...............     198,404      13,814     6.96
Other......................      66,136       4,146     7.13
                             ----------    --------
    Total interest-earning
      assets...............   1,425,311     111,921     7.89
                                           --------
Nonearning assets..........      78,162
                             ----------
        Total assets.......  $1,503,473
                             ==========
INTEREST-BEARING
  LIABILITIES:
Deposits...................  $1,085,251    $ 55,289     5.09%
Borrowings.................     250,958      15,079     6.01
Junior subordinated
  debentures...............      37,858       3,418     9.03
                             ----------    --------
    Total interest-earning
      liabilities..........   1,374,067      73,786     5.37
                                           --------     ----
Noninterest-bearing
  liabilities..............      84,686
Shareholders' equity.......      44,720
                             ----------
    Total liabilities and
      shareholders'
      equity...............  $1,503,473
                             ==========
Net interest income before
  capitalized interest and
  interest rate spread.....                  38,135     2.52%
                                           --------     ====
Net interest margin........                             2.73%
Interest expense
  capitalized..............                     142
                                           --------
Net interest income........                $ 38,277
                                           ========
Average interest-earning
  assets to average
  interest bearing
  liabilities..............      103.73%

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

                                                      YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                             2001 VS. 2000                 2000 VS. 1999
                                          INCREASE (DECREASE)           INCREASE (DECREASE)
                                      ----------------------------   --------------------------
                                                 CHANGE    CHANGE              CHANGE    CHANGE
                                       TOTAL     DUE TO    DUE TO     TOTAL    DUE TO    DUE TO
                                       CHANGE    VOLUME     RATE     CHANGE    VOLUME     RATE
                                      --------   -------   -------   -------   -------   ------
                                                           (IN THOUSANDS)
INTEREST INCOME ON:
Loans receivable....................  $ (9,986)  $(1,685)  $(8,301)  $13,543   $ 8,095   $5,448
Mortgage-backed securities..........    (2,931)   (2,023)     (908)    1,539     1,609      (70)
Other...............................       (29)     (109)       80       784       616      168
                                      --------   -------   -------   -------   -------   ------
     Total interest income..........   (12,946)  $(3,817)  $(9,129)   15,866   $10,320   $5,546
                                      --------   =======   =======   -------   =======   ======
INTEREST EXPENSE ON:
Deposits............................  $ (5,020)  $(1,199)  $(3,821)  $ 4,276   $(1,064)  $5,340
Borrowings..........................    (2,290)   (1,481)     (809)   10,992     9,524    1,468
Junior Subordinated Debentures......        --        --        --       575       562       13
                                      --------   -------   -------   -------   -------   ------
     Total interest expense.........    (7,310)  $(2,680)  $(4,630)   15,843   $ 9,022   $6,821
                                      --------   =======   =======   -------   =======   ======
     Interest expense capitalized...      (599)                          814
                                      --------                       -------
     Increase (decrease) in net
       interest income..............  $ (6,235)                      $   837
                                      ========                       =======

     Provision for Loan Losses. The provision for loan losses increased to $6.5 million for the year ended December 31, 2001 as compared to $6.4 million for the same period in 2000. Management increased the provision for loan losses during 2001 as compared to 2000 based on a problem noted with a specific group of borrowers who are related to each other. As a result, the allowance for losses on loans at December 31, 2001 was $17.3 million or 1.49% of total loans, as compared to $14.0 million, or 1.07% of total loans at December 31, 2000.

     Noninterest Income. Total noninterest income increased 44.0% to $13.8 million for the year ended December 31, 2001 as compared to $9.6 million for the year 2000.

     Gain on sale of loans was $7.2 million for the year ended December 31, 2001, as compared to $2.8 million during the same period in 2000. The primary reason for the increase in the year 2001 compared with the same period in 2000 was a decrease in interest rates in 2001 which caused an increase in refinance activity resulting in increased origination volumes and, therefore, an increase in loans available to sell. The proceeds from sales of residential loans held for sale in the year 2001 were $543.1 million as compared to $120.3 million in the same period in 2000. Proceeds from the sale of multifamily and commercial real estate loans were $97.8 million for the year 2001 as compared to $92.6 million for the same period in 2000.

     Gains on sale of securities was $2.3 million for the year ended December 31, 2001 as compared to $0.7 million for the year 2000. The gains in the year 2001 were primarily the result of the sales of loans originated, securitized, and sold by Metropolitan to FreddieMac. The gains in the year 2000 were the result of the sale of FannieMae securities which were part of the 1999 multifamily securitization and FreddieMac securities comprised of residential loans. The higher level of gains in 2001 was due primarily to a higher volume of single-family loans that were originated, securitized and sold in 2001 compared to 2000.

     There were losses from net loan servicing of $4.0 million in the year ended December 31, 2001 as compared to income of $1.1 million for the year 2000. The primary reason for the decreased income was the increased amortization of servicing rights due to an increase in paid off loans in 2001 compared to the prior year. In addition, Metropolitan recorded an allowance of $0.8 million for loss due to impairment in 2001 compared to none in 2000. Changes in the level of income from loan servicing rights vary directly with interest rates. Therefore, a significant increase in interest rates in 2002 over 2001 levels would likely increase the level of income from loan servicing rights. The portfolio of loans serviced for others increased to $2.2 billion at December 31, 2001 as compared to $1.9 billion at December 31, 2000. Origination of loan servicing partially offset payoffs and the amortization of existing loans serviced.

     Service charges on deposit accounts increased to $1.6 million for the year ended December 31, 2001 as compared to $1.5 million for the same period in the prior year. The reasons for the increases were the overall growth in the number of checking accounts and increases in deposit fees in 2001 as compared to prior year periods.

     Other noninterest income increased to $6.5 million for the year 2001 compared to $3.3 million for the same period in the previous year. These increases were primarily due to increased trust fee income, increased rental income from the new corporate headquarters building, and the operations of our title insurance agency for a full year in 2001 as compared to three months in 2000.

     Noninterest Expense. Total noninterest expense increased to $46.1 million, or 14.9%, in the year ended December 31, 2001 as compared to $40.2 million for the year 2000.

     Personnel related expenses increased $2.5 million in the year ended December 31, 2001 as compared to the same period in 2000. These increases were primarily a result of increased staffing levels to support expanded activities such as new retail sales offices locations, new mortgage origination offices and temporary employees used to transition to a new computer system. In addition, we operated our title insurance agency for a full year in 2001 as compared to three months in 2000.

     Occupancy costs increased $0.6 million in the twelve-month period ended December 31, 2001, over the same period in 2000. This increase was generally the result of occupancy costs for the new corporate headquarters, three additional retail sales offices and six residential mortgage origination offices.

     Management does not plan to open any new retail sales offices or mortgage origination offices during 2002. This should result in a stabilization of personnel and occupancy costs as contrasted with the growth of these costs over the past five years.

     Data processing expense increased $444,000 in the year ended December 31, 2001 as compared to the same period in 2000. The primary reason for the increase was greater costs incurred for data processing following the systems conversion in September, 2000.

     Marketing expense decreased $275,000 in the year ended December 31, 2001 compared to the same period in the prior year. This was primarily due to management's efforts to reduce costs in 2001.

     State franchise taxes decreased $918,000 in the year ended December 31, 2001 as compared to the same period in 2000. The primary reason for the decrease were a refinement of the allocation of income among the various states where we have loans and the impact of debt at the holding company on the franchise tax calculation.

     Real estate owned expense was $1.6 million up from $0.4 million in the prior year. The increase was primarily due to a provision for loss on the sale of two commercial real estate properties. While these properties had been valued at fair value based on appraisals, a lack of qualified buyers over an extended period of time caused Metropolitan Bank to reassess the fair values resulting in the provision.

     Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses, and professional expenses, increased $2.5 million for the year ended December 31, 2001 as compared to the same periods in 2000. These increases were generally the result of increases in expenses pertaining to professional services, and increased business activities. In addition, we operated our title insurance agency for a full year in 2001 as compared to three months in 2000.

     Provision (benefit) for Income Taxes. Income taxes were a benefit of $2.4 million for the year ended December 31, 2001 as compared to an expense of $662,000 in the prior year period. The primary reason for the change was the net loss recorded for the year 2001.

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

     Provision for Loan Losses. Our provision for loan losses increased $40,000 to $6.4 million in 2000 from $6.3 million in 1999. Management increased the provision due to the ongoing analysis of the appropriate allowance for loan losses as the Bank continues to grow and increases its amount of loans, and not as a response to any material change in the level of nonperforming loans. Total loans, including loans held for sale, increased 8.1% to $1.3 billion at December 31, 2000 from $1.2 billion at the same date a year earlier. The allowance for losses on loans at December 31, 2000 was $14.0 million, or 1.07% of total loans, compared to $11.0 million, or 0.92% of total loans, at the same date in 1999. Management bases its estimate of the adequacy of the allowance for losses on loans on an analysis of various factors. These factors include historical loan loss experience, the status of impaired loans, economic conditions affecting real estate markets and regulatory considerations.

     Noninterest Income. Total noninterest income increased 33.5% to $9.6 million in 2000 from $7.2 million in 1999. This increase occurred primarily because of the increase in our gain on sale of loans and gain on sale of securities.

     Net gain on sale of loans increased to $2.8 million in 2000 compared to $1.9 million in 1999. The primary reason for the increase in 2000 was the stabilization of interest rates, particularly in the second half of the year in 2000 compared to 1999. In addition, we added two loan origination offices which added to the volume of loans available for sale. The proceeds of residential loan sales in 2000 was $120.6 million compared to $126.4 million in 1999.

     Net loan servicing income decreased to $1.1 million in 2000 from $1.4 million in 1999. The portfolio of loans serviced increased to $1.9 billion at December 31, 2000 compared to $1.7 billion at December 31, 1999. Purchases of loan servicing rights and origination of loan servicing, including the securitization of our loans, were offset by payoffs and greater amortization of existing loans serviced. In 1999, we sold servicing rights for approximately $400 million of loans in the fourth quarter, and recognized a gain of $762,000.

     Service charges on deposit accounts increased 14.8% to $1.5 million in 2000 from $1.3 million in 1999. The primary reasons for the increase were the overall growth in the number of checking accounts and increases in deposit account prices in 2000.

     During 2000, we sold $35.4 million of mortgage-backed securities available for sale for a net gain of $724,000. We purchase or sell securities and mortgage-backed securities for a variety of reasons. These reasons include the management of liquidity, interest rate risk, capital levels, collateral levels for borrowings, and to take advantage of favorable market conditions. Gains or losses from the sale of securities are incidental to the sale of those securities for the reasons listed above.

     Other operating income increased 87.8% to $3.3 million in 2000 from $1.8 million in 1999. This increase was primarily the result of a 1999 writedown of $800,000 of the Bank's investment in a limited partnership that services residential real estate loans due to a permanent decline in the value of the investment. The increase was also due to increased fee income from the increased level of business and increased rental income during 2000.

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

     Marketing expense increased 66.1% to $1.2 million for 2000 from $722,000 for 1999. This increase was the result of the promotion of brand awareness primarily through radio advertising in current and new markets and attracting new deposit customers.

     State franchise taxes increased 25.4% to $1.0 million for 2000 as compared to $799,000 in 1999. The primary reason for the increase is the greater amount of capital at the Bank, which is the basis for the tax.

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

     Other operating expenses, which includes miscellaneous general and administrative costs such as loan servicing, business development, check processing and ATM expenses, increased 17.7% to $7.5 million for 2000 from $6.4 million for 1999. Generally, these increases were due to expenses pertaining to increased business activities and increased costs for professional services.

     Provision for Income Taxes. The provision for income taxes decreased to $662,000 in 2000 from $2.0 million in 1999 due to the decrease in income before taxes. The effective tax rate was 30.7% for 2000 and 30.9% for 1999.

ASSET QUALITY

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

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 2001      2000      1999      1998      1997
                                                -------   -------   -------   -------   ------
                                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans
  One-to-four family..........................  $   394   $   484   $ 1,183   $   512   $  792
  Multifamily.................................      758        --        --        --       --
  Commercial real estate......................    5,898       468     1,696     6,123      198
  Construction and land.......................    1,489     1,133        42     1,824       --
  Consumer....................................    4,064     4,574     3,755     2,038    1,562
  Business....................................   17,999     1,646     2,257     1,734      211
                                                -------   -------   -------   -------   ------
     Total nonaccrual loans...................   30,602     8,305     8,933    12,231    2,763
Loans past due 90 days or more, still
  accruing....................................       85     6,434       448       460      384
                                                -------   -------   -------   -------   ------
     Total nonperforming loans................   30,687    14,739     9,381    12,691    3,147
Real estate owned.............................    2,791     4,262     5,263     5,534    2,037
                                                -------   -------   -------   -------   ------
     Total nonperforming assets...............  $33,478   $19,001   $14,644   $18,225   $5,184
                                                =======   =======   =======   =======   ======
Nonperforming loans to total loans............     2.68%     1.15%     0.79%     1.23%    0.44%
Nonperforming assets to total assets..........     2.09%     1.12%     0.91%     1.34%    0.56%

     Nonperforming loans at December 31, 2001 increased $15.9 million to $30.7 million as compared to $14.7 million at December 31, 2000. Real estate owned decreased $1.5 million over the same period. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to several entities affiliated with each other were put on nonaccrual and calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May, 2001, the borrowers began making interest payments on these loans. These loans were brought current as of September 30, 2001 through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired and nonperforming at December 31, 2001. Management determined the amount of the impairment of these loans to be $3.2 million as of December 31, 2001. As a result of the impairment, management has recorded a specific reserve of $3.2 million. Management will charge off these balances when it becomes clear that the borrowers have exhausted all possible efforts to improve the value of the underlying collateral through enhancement of the businesses' operating performance or the possibility of the borrowers obtaining alternate sources of financing.

     The previously discussed $14.7 million of business loans that became nonperforming in the first quarter, 2001 are the primary reason for the decline of the asset quality ratios in 2001 compared to 2000. Net charge-offs declined to $3.2 million in 2001 from $3.4 million in 2000.

     The provision for loan losses increased for the year ended December 31, 2001 as compared to the prior year period. The increased provision for loan losses during 2001 compared to the prior year was based on increased risk of loss due to a weakening in the economy, increased nonperforming loans, and problems noted with specific borrowers.

     In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $1.3 million of loans in this category at December 31, 2001, compared to $4.7 million of such loans at December 31, 2000.

     Allowance for Losses on Loans. The provision for loan losses and allowance for losses on loans is based on an analysis of individual loans, prior loss experience, growth in the loan portfolio, changes in the mix of the loan portfolio and other factors including current economic conditions. The following table provides an analysis of the allowance for losses on loans at the dates indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  2001      2000      1999      1998     1997
                                                 -------   -------   -------   ------   ------
                                                            (DOLLARS IN THOUSANDS)
BALANCE AT BEGINNING OF PERIOD.................  $13,951   $11,025   $ 6,909   $5,622   $4,175
Charge-offs:
  One- to four-family..........................       --        23        12        5       32
  Multifamily..................................       --        --        31       39      494
  Commercial real estate.......................       48        --       104       --       --
  Consumer.....................................    3,388     3,448     1,944      809      363
  Business.....................................       --       358       148      565       10
                                                 -------   -------   -------   ------   ------
     Total charge-offs.........................    3,436     3,829     2,239    1,418      899
Recoveries:....................................      230       405        45       55        6
                                                 -------   -------   -------   ------   ------
Net charge-offs................................    3,206     3,424     2,194    1,363      893
Provision for loan losses......................    6,505     6,350     6,310    2,650    2,340
                                                 -------   -------   -------   ------   ------
BALANCE AT END OF PERIOD.......................  $17,250   $13,951   $11,025   $6,909   $5,622
                                                 =======   =======   =======   ======   ======
Net charge-offs to average loans...............     0.26%     0.27%     0.19%    0.16%    0.13%
Provision for loan losses to average loans.....     0.53%     0.50%     0.54%    0.31%    0.35%
Allowance for losses on loans to total
  nonperforming loans at end of period.........    56.21%    94.65%   117.52%   54.44%  178.68%
Allowance for losses on loans to total loans at
  end of period................................     1.49%     1.07%     0.92%    0.66%    0.79%

     Loans receivable decreased 11.1% in 2001 to $1.1 billion while the allowance for losses on loans increased 23.6% to $17.3 million. Management increased the allowance due to the ongoing analysis of the appropriate allowance for loan losses. We expect to continue to increase the allowance for loan losses when necessary as the loan portfolio mix changes. We considered the following factors in determining that this increased level of allowance for loan losses was adequate.

     - Charge-offs in 2001 remained relatively high and experienced only a slight decrease from 2000.

     - Total nonperforming loans at December 31, 2001 increased 108.2% from a year earlier.

     - Consumer loan charge-offs remain high. This rate was due primarily to manufactured housing loans. We are not currently increasing our portfolio in this lending area. Substantially all recoveries detailed above are in the consumer loan category.

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

     - The impact of the economic slowdown.

     After careful consideration of all of these factors, we concluded that it was necessary to increase the allowance for loan losses again in 2001. Therefore, the provision for loan losses was increased to $6.5 million in 2001 which resulted in an increase in the allowance for loan losses to $17.3 million.

COMPARISON OF DECEMBER 31, 2001 AND DECEMBER 31, 2000 FINANCIAL CONDITION

     Total assets amounted to $1.608 billion at December 31, 2001, as compared to $1.695 billion at December 31, 2000, a decrease of $87 million. The decrease in assets was concentrated in loans and was partially offset by increases in cash, securities, and premises and equipment. Under the supervisory agreement, we have committed that quarter end assets for Metropolitan Bank will not exceed $1.702 billion during the term of the agreement. Metropolitan Bank's total assets were $1.606 billion at December 31, 2001.

     Securities available for sale increased $55.0 million to $94.4 million at December 31, 2001 as compared to $39.3 million at December 31, 2000. The primary reason for the increase was the purchase of $80.5 million of U.S. Treasury securities during the fourth quarter of 2001 of which $71.9 million remained on the books at December 31, 2001.

     Loans receivable, net decreased $261.0 million, or 21.1%, to $974.5 million at December 31, 2001 from $1.24 billion at December 31, 2000. This decrease was due to loan sales, paydowns, and transfers to loans held for sale during the year. Decreases experienced in particular loan categories were $116.5 million in one- to four-family loans, $90.0 million in commercial real estate loans, $48.8 million in multifamily loans, $24.3 million in consumer loans. These decreases were partially offset by a $32.0 million increase in construction loans.

     Loans held for sale increased $117.9 million to $169.3 million at December 31, 2001 from $51.4 million at December 31, 2000. The primary reasons for the increase are the large volume of residential loan originations in the second half of 2001 and transfers from loans receivable, net of $116.4 million. Transfers to loans held for sale related to Metropolitan Bank's ongoing attempt to get to a "well capitalized" status and to meet certain interest rate risk goals as directed by the Board of Directors and required by the supervisory agreements. Loans held for sale consists of one- to four-family, multifamily, and commercial real estate loans. One- to four-family loans are placed in this category based on the type of loan and the marketability of the loan. In regards to multifamily and commercial loans, loans are selected for this category after reviewing current loan production and determining the impact of a potential sale on risk-based capital and interest rate risk.

     Federal Home Loan Bank stock decreased $3.7 million to $16.9 million at December 31, 2001 as compared to the December 31, 2000 balance. The reason for the decrease was the redemption of $5.0 million of stock during the second quarter. Metropolitan Bank was no longer required to hold the stock due to paydowns on Federal Home Loan Bank advances, which were partially offset by dividends received on a quarterly basis.

     Real estate owned decreased $1.5 million, or 34.5%, to $2.8 million at December 31, 2001. The primary reason for the decrease was the $1.2 million provision for loss on real estate owned for the year ended December 31, 2001. While certain properties were priced for sale at prices consistent with subject appraisals, a lack of qualified offers over an extended period of time caused Metropolitan Bank to reassess their market values, resulting in the provision.

     Premises and equipment, net decreased $3.6 million to $62.8 million at December 31, 2001. This decrease was the result of the transfer of $8.7 million of assets to premises and equipment held for sale during the fourth quarter. The premises and equipment currently held for sale are in response to the supervisory agreement. This transfer was partially offset by costs associated with the completion of the new headquarters. Otherwise, we do not anticipate opening any new retail locations during the next twelve months.

     Total deposits were $1.142 billion at December 31, 2001, a decrease of $3.9 million from the balance of $1.146 billion at December 31, 2000. The decrease resulted principally from decreased certificates of deposit balances of $103.8 million and passbook and statement savings of $23.6 million, which were partially offset by an increase of $74.9 million of interest-bearing checking accounts. During 2001, the bank increased the proportion of certificates of deposit due to mature more than one year in the future in order to reduce interest rate risk.

     Borrowings decreased $85.2 million, or 20.0%, from December 31, 2000 to December 31, 2001. The decrease was the result of the paydown of Federal Home Loan Bank advances with the proceeds from asset sales and loan payoffs.

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

     The Company's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Company's primary use of funds is for interest payments on its existing debt. At December 31, 2001, the Company, excluding the Bank, had cash and readily convertible investments of $0.8 million. At December 31, 2001, the Company held $0.1 million in liquid assets available to pay expenses and interest. This does not include $0.7 million the Company holds in liquid assets as a requirement of the subordinated notes due January 1, 2005.

     Metropolitan Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) for the quarter ending December 2001 was 7.27%. Historically, Metropolitan has maintained its liquidity close to 4.0% since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds. At December 31, 2001, Metropolitan Bank had approximately $47 million in cash, $40 million in short-term U.S. Treasury securities and $8 million in Fannie Mae and Ginnie Mae mortgage-backed securities which were available to sell or to pledge to meet liquidity needs.

     While principal repayments and Federal Home Loan Bank advances had been fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and adjusts loan and deposit rates as needed to balance cash available with cash needs.

     We have access to wholesale borrowings based on the availability of eligible collateral. The Federal Home Loan Bank makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. Metropolitan Bank had borrowing capacity at the Federal Home Loan Bank under its blanket pledge agreement of approximately $257 million at December 31, 2001. Metropolitan Bank exceeded its borrowing capacity with an outstanding balance of $278 million at December 31, 2001. To remedy this situation, Metropolitan Bank has pledged additional securities and has a borrowing capacity of $4 million as of March 1, 2002.

     At December 31, 2001, $283.6 million, or 24.8%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Metropolitan has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At December 31, 2001, approximately $26.5 million, or 2.3% of our deposits were held by these individuals and entities. Of these out-of-state time deposits, $5.0 million were also included in the $100,000 and over time deposits discussed above. During 2000, Metropolitan Bank received regulatory approval and began accepting brokered deposits. At December 31, 2001, brokered deposits totaled $101.3 million. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $305.1 million at December 31, 2001, or 26.7%, of total deposits. The supervisory agreement requires that the Bank reduce its reliance on volatile funding sources, including but not limited to, brokered and out-of-state deposits. Brokered and out-of-state deposits have decreased from $177.0 million at December 31, 2000 to $127.8 million at December 31, 2001. The supervisory agreement does not call for a specific amount of reduction or a specific time frame in which to make the reduction. Since many of these depositors are not located near our retail sales offices and do not have other accounts, these deposits tend to be less stable and less likely to renew if our rates are not competitive with national rates. Our dependence on these wholesale types of deposits creates the risk that we might experience a liquidity shortage if we stopped issuing or renewing these types of certificates of deposit or that we would have to pay high rates to renew or replace these funds which would negatively impact our profitability. In order to minimize these risks, we monitor the maturity of these types of funds so their maturities are staggered. We also deal with several brokers and compare rates among them to be sure we are paying competitive rates. However, based on the Federal Home Loan Bank collateral requirements, the Bank may have to use brokered or out-of-state certificates of deposit for liquidity purposes. If a liquidity shortage occurs, we have the ability to generate additional liquidity beyond the cash and securities mentioned above by stopping the issuance of commitments to make new loans and selling some or all of the $169.3 million of loans we own that are classified as held for sale at December 31, 2001. Such a liquidation of loans held for sale could have a negative impact on net interest income.

     The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. Metropolitan Bank had borrowings through reverse repurchase agreements of $41.0 million at December 31, 2001.

     Capital. The Office of Thrift Supervision ("OTS") imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a leverage requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Bank's regulatory capital ratios at December 31, 2001 were in excess of the capital requirements specified by OTS regulations as shown by the following table:

                                                TANGIBLE            CORE           RISK-BASED
                                                 CAPITAL           CAPITAL           CAPITAL
                                             ---------------   ---------------   ---------------
                                                           (DOLLARS IN THOUSANDS)
CAPITAL AMOUNT
  Actual...................................  $103,151   6.45%  $103,151   6.45%  $113,621   9.26%
  Required.................................    24,006   1.50     64,088   4.00     98,170   8.00
                                             --------   ----   --------   ----   --------   ----
  Excess...................................  $ 79,145   4.95%  $ 39,063   2.45%  $ 15,451   1.26%
                                             ========   ====   ========   ====   ========   ====

     It is Metropolitan Bank's goal, as well as required by Metropolitan Bank's supervisory agreement, to increase risk-based capital to reach the "well capitalized" risk-based capital level of 10.00% by March 31, 2002. Under the supervisory agreement, Metropolitan Bank submitted a revised plan for increasing capital to regulatory authorities on December 26, 2001. The following table summarizes Metropolitan Bank's status compared to the supervisory agreement requirements:

                                               TANGIBLE            CORE            RISK-BASED
                                                CAPITAL           CAPITAL           CAPITAL
                                            ---------------   ---------------   ----------------
                                                           (DOLLARS IN THOUSANDS)
CAPITAL AMOUNT
  Actual..................................  $103,151   6.45%  $103,151   6.45%  $113,621    9.26%
  Required................................    32,008   2.00     80,110   5.00    122,712   10.00
                                            --------   ----   --------   ----   --------   -----
  Excess (Deficiency).....................  $ 71,143   4.45%  $ 23,041   1.45%  $ (9,091)  (0.74)%
                                            ========   ====   ========   ====   ========   =====

     At December 31, 2001, Metropolitan Bank's risk-based capital was $9.1 million less than the requirement for a well-capitalized institution. Pursuant to the rights offering and concurrent offering to the public, the Company could raise $22.0 million. If such amount is raised, approximately $16.9 million will be contributed to Metropolitan Bank. Therefore, the rights offering and the concurrent offering to the public, if successful, will satisfy the capital requirements of the supervisory agreements. If the Company raises at least $13.0 million in capital, Metropolitan Bank could reach well-capitalized status by achieving its forecasts for reducing the level of risk-based assets, breaking even on its results of operations and having no further impairment of servicing rights. However, if the Company is not successful in completing the offerings, management's plan to reach the 10.0% risk-based capital level may, subject to negotiations with regulators, include stopping the issuance of new loan commitments and selling selected assets, including some or all of the $169.3 million of loans classified as held for sale at December 31, 2001 and the $8.7 million of fixed assets held for sale.

RECENT ACCOUNTING DEVELOPMENTS

     A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report that are not historical facts are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are subject to assumptions, risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "likely," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

     - changes in interest rates;

     - continued weakening in the economy and other factors that would materially impact credit quality trends, real estate lending and the ability of Metropolitan Bank to generate loans;

     - the level of success achieved by the Company in the rights offering and concurrent public offering described in this report;

     - business and other factors affecting the economic outlook of individual borrowers of Metropolitan Bank and their ability to repay loans as agreed;

     - the ability of the Company and Metropolitan Bank to timely meet their obligations under their respective supervisory agreements;

     - the status of the relevant markets in which the Company and Metropolitan Bank may sell various assets;

     - increase in the dollar amount of nonperforming loans held by Metropolitan Bank;

     - increased competition which raises rates paid on demand and time deposits offered by Metropolitan Bank;

     - adverse developments in material collection and other lawsuits involving Metropolitan Bank;

     - delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses;

     - changes in law imposing new legal obligations or restrictions or unfavorable resolution of litigation;

     - the ability of Metropolitan Bank to continue to use the Federal Home Loan Bank as a source of liquidity; and

     - changes in accounting, tax, or regulatory practices or requirements.

     Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this prospectus, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this prospectus speak only as of the date of this prospectus as stated on the front cover, and we have no obligation to update publicly or revise any of these forward-looking statements.

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

     We manage interest rate risk in a number of ways. Some of the tools used to monitor and quantify interest rate risk include:

     - annual budgeting process;

     - quarterly forecasting process;

     - quarterly shock report of effect of sudden interest rate changes on net interest income;

     - quarterly shock report of effect of sudden interest rate changes on net value of portfolio equity;

     - monthly review of listing of liability rates and maturities by month;

     - monthly analysis of rate and volume changes in historic net interest income;

     - weekly review of certificate of deposit offering rates and maturities by day; and

     - weekly forecast of cash flows and balance sheet activity.

     We have established an asset and liability committee to monitor interest rate risk. This committee is made up of senior officers from finance, lending and deposit operations. The committee meets twice a month, reviews our current interest rate risk position, and determines strategies to pursue for the next month. The activities of this committee are reported to the Board of Directors of the Bank monthly. Between meetings the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

     During 2000 and 2001, like many financial institutions, we had exposure to potential declines in net interest income from rising interest rates. This is because Metropolitan has had more short-term interest rate sensitive liabilities than short-term interest rate sensitive assets. One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the expected change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates as of the end of the last two years. The results for a downward parallel shift of 2% at December 31, 2001 are not meaningful because some rates such as Federal Funds are already less than 2%.

                                                      EXPECTED CHANGE IN NET INTEREST INCOME
                                                      ---------------------------------------
              CHANGE IN INTEREST RATE                 DECEMBER 31, 2001    DECEMBER 31, 2000
              -----------------------                 -----------------    -----------------
       +2%.........................................          -16%                 -26%
       +1%.........................................           -8%                 -12%
       -1%.........................................           +0%                 +12%
       -2%.........................................           N/A                 +28%

     The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that we have some short-term exposure to rising rates and that the exposure has decreased significantly over the past year. During 2001, interest rates declined and the projection of the change in net interest income as of December 31, 2000 indicated a benefit from declining rates. However, the company actually experienced a decline in net interest income during 2001 as a result of declining rates. This was because the model assumed an immediate parallel shift in rates while the actual change took place over a number of months and was concentrated in maturities less than two years.

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

                                                      EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                                      ---------------------------------------
              CHANGE IN INTEREST RATE                 DECEMBER 31, 2001    DECEMBER 31, 2000
              -----------------------                 -----------------    -----------------
       +2%.........................................            7%                 -42%
       +1%.........................................            3%                 -22%
       -1%.........................................           -1%                 +23%
       -2%.........................................           -3%                 +48%

     The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as an expected worst case scenario assuming no reaction to changing rates. The results above indicate that the post-shock NPV has declined significantly during 2001. Under TB 13a, Metropolitan falls in the minimal interest rate risk category as of December 31, 2001, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

Our strategies to limit interest rate risk from rising interest rates are as follows:

     - originate fixed rate one- to four-family loans primarily for sale;

     - originate the majority of business loans to float with prime rates;

     - increase core deposits which have low interest rate sensitivity;

     - borrow funds with maturities matched to new long-term assets acquired;

     - maintain the volume of loans serviced since the value of that asset rises as rates rise; and

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

     The result of these strategies taken together is that Metropolitan has reduced long-term interest rate risk by extending the maturities of borrowings and certificates of deposit due in more than one year during 2001. The Bank's level of interest rate risk as of December 31, 2001, is within the limits set by the Bank's Board of Directors. Management does not anticipate efforts to reduce interest rate risk further in 2002.

     We are also aware that any method of measuring interest rate risk including the two used above has certain shortcomings. For example, certain assets and liabilities may have similar maturities or repricing dates but their repricing rates may not follow the general trend in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates while rates on other assets and liabilities may lag market rates. In addition, any projection of a change in market rates requires that prepayment rates on loans and early withdrawal of certificates of deposits be projected and those projections may be inaccurate. Finally, as we experienced in 2001, when rates change the shape and slope of the yield curve often change although our projection model assumes that rates change uniformly throughout the yield curve. We focus on the change in net interest income and the change in net portfolio value as a result of immediate and sustained parallel shifts in interest rates as a balanced approach to monitoring interest rate risk when used with budgeting and the other tools noted above.

     At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.5% of assets and 71.4% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

                              [CROWE CHIZEK LOGO]

Board of Directors and Shareholders
Metropolitan Financial Corp.
Highland Hills, Ohio

     We have audited the accompanying consolidated statements of financial condition of Metropolitan Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, on January 1, 2001 the Company changed its method of accounting for derivative instruments and hedging activities to comply with newly issued guidance.

                                          /s/ CROWE, CHIZEK AND COMPANY LLP
                                          Crowe, Chizek and Company LLP

Cleveland, Ohio
February 1, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2001 AND 2000

                             (Dollars in thousands)

                                                                 2001         2000
                                                              ----------   ----------
ASSETS
Cash and due from banks.....................................  $   46,699   $   17,010
Interest-bearing deposits in other banks....................         577        2,727
Securities available for sale...............................      94,354       39,306
Securities held to maturity.................................      14,829       15,480
Mortgage-backed securities available for sale...............     167,313      195,829
Loans held for sale.........................................     169,320       51,382
Loans receivable, net.......................................     974,452    1,235,441
Federal Home Loan Bank stock available for sale.............      16,889       20,624
Premises and equipment, net.................................      62,831       66,393
Premises and equipment held for sale........................       8,669           --
Loan servicing rights, net..................................      22,951       20,597
Accrued income, prepaid expenses and other assets...........      24,233       23,626
Real estate owned, net......................................       2,791        4,262
Goodwill and other intangible assets........................       2,512        2,602
                                                              ----------   ----------
          Total assets......................................  $1,608,420   $1,695,279
                                                              ==========   ==========
LIABILITIES
Noninterest-bearing deposits................................  $  146,055   $   97,385
Interest-bearing deposits...................................     996,339    1,048,882
                                                              ----------   ----------
          Total deposits....................................   1,142,394    1,146,267
Borrowings..................................................     340,897      426,079
Other liabilities...........................................      35,862       29,724
Guaranteed preferred beneficial interests in the
  corporation's junior subordinated debentures..............      43,750       43,750
                                                              ----------   ----------
          Total liabilities.................................   1,562,903    1,645,820
SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none
  issued....................................................          --           --
Common stock, no par value, 30,000,000 and 10,000,000 shares authorized, 8,128,663 and 8,099,852 shares issued and
  outstanding in 2001 and 2000, respectively................          --           --
Additional paid-in-capital..................................      20,978       20,882
Retained earnings...........................................      26,100       29,668
Accumulated other comprehensive (loss) income...............      (1,561)      (1,091)
                                                              ----------   ----------
          Total shareholders' equity........................      45,517       49,459
                                                              ----------   ----------
            Total liabilities and shareholders' equity......  $1,608,420   $1,695,279
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                 (Dollars in thousands, except per share data)

                                                            2001          2000          1999
                                                         ----------    ----------    ----------
INTEREST INCOME
Interest and fees on loans.............................  $   97,518    $  107,504    $   93,961
Interest on mortgage-backed securities.................      12,422        15,353        13,814
Interest and dividends on other securities.............       4,901         4,930         4,146
                                                         ----------    ----------    ----------
          Total interest income........................     114,841       127,787       111,921
INTEREST EXPENSE
Interest on deposits...................................      54,545        59,565        55,289
Interest on borrowings.................................      23,424        25,115        14,937
Interest on junior subordinated debentures.............       3,993         3,993         3,418
                                                         ----------    ----------    ----------
          Total interest expense.......................      81,962        88,673        73,644
                                                         ----------    ----------    ----------
NET INTEREST INCOME....................................      32,879        39,114        38,277
Provision for loan losses..............................       6,505         6,350         6,310
                                                         ----------    ----------    ----------
Net interest income after provision for loan losses....      26,374        32,764        31,967
NONINTEREST INCOME
Net gain on sale of loans..............................       7,224         2,849         1,852
Net gain (loss) on sale of securities..................       2,343           724           (71)
Loan servicing income (loss), net......................      (3,986)        1,148         1,358
Service charges on deposit accounts....................       1,638         1,517         1,320
Gain on sale of loan servicing.........................          --            --           762
Other operating income.................................       6,543         3,317         1,934
                                                         ----------    ----------    ----------
          Total noninterest income.....................      13,762         9,555         7,155
NONINTEREST EXPENSE
Salaries and related personnel costs...................      23,719        21,247        17,413
Occupancy and equipment expense........................       6,405         5,798         4,881
Data processing expense................................       1,783         1,339         1,175
Federal deposit insurance premiums.....................       1,384         1,369           943
Marketing expense......................................         924         1,199           722
State franchise taxes..................................          84         1,002           799
Amortization of intangibles............................         256           265           263
Real estate owned expense (income).....................       1,596           400           (13)
Other operating expenses...............................       9,991         7,541         6,408
                                                         ----------    ----------    ----------
          Total noninterest expense....................      46,142        40,160        32,591
INCOME (LOSS) BEFORE INCOME TAXES......................      (6,006)        2,159         6,531
Provision (benefit) for income taxes...................      (2,438)          662         2,020
                                                         ----------    ----------    ----------
NET INCOME (LOSS)......................................  $   (3,568)   $    1,497    $    4,511
                                                         ==========    ==========    ==========
Basic earnings per share...............................  $    (0.44)   $     0.19    $     0.57
Diluted earnings per share.............................  $    (0.44)   $     0.19    $     0.57
Weighted average shares for basic earnings per share...   8,114,206     8,081,820     7,950,637
  Effect of dilutive stock options.....................          --            --         1,848
                                                         ----------    ----------    ----------
Weighted average shares for diluted earnings per
  share................................................   8,114,206     8,081,820     7,952,485
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             (Dollars in thousands)

                                                                          ACCUMULATED
                                                 ADDITIONAL                  OTHER           TOTAL
                                       COMMON     PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                       STOCK      CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                       ------    ----------   --------   -------------   -------------
BALANCE JANUARY 1, 1999.............  $     --    $18,505     $23,660       $   479         $42,644
Comprehensive income:
  Net income........................                            4,511                         4,511
  Change in other comprehensive
     income (loss)..................                                         (4,526)         (4,526)
                                                                                            -------
          Total comprehensive income
            (loss)..................                                                            (15)
Issuance of shares of Common stock
  Secondary offering-300,000
     shares.........................                2,197                                     2,197
Stock purchase plan-7,351 shares....                   42                                        42
                                      --------    -------     -------       -------         -------
BALANCE DECEMBER 31, 1999...........        --     20,744      28,171        (4,047)         44,868
Comprehensive income:
  Net income........................                            1,497                         1,497
  Change in other comprehensive
     income (loss)..................                                          2,956           2,956
                                                                                            -------
          Total comprehensive
            income..................                                                          4,453
Stock purchase plan-36,108 shares...                  138                                       138
                                      --------    -------     -------       -------         -------
BALANCE DECEMBER 31, 2000...........        --     20,882      29,668        (1,091)         49,459
Comprehensive income:
  Net loss..........................                           (3,568)                       (3,568)
  Change in other comprehensive
     income (loss)..................                                            385             385
                                                                                            -------
          Total comprehensive income
            (loss) before cumulative
            effect of accounting
            change..................                                                         (3,183)
  Cumulative effect of adopting a
     new method of accounting for
     derivatives and hedges.........                                            855             855
                                                                                            -------
          Total comprehensive income
            (loss)..................                                                         (4,038)
Stock purchase plan-28,811 shares...                   96                                        96
                                      --------    -------     -------       -------         -------
BALANCE DECEMBER 31, 2001...........  $     --    $20,978     $26,100       $(1,561)        $45,517
                                      ========    =======     =======       =======         =======

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                 (In thousands)

                                                                 2001          2000          1999
                                                              ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $   (3,568)   $    1,497    $    4,511
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
  Net amortization and depreciation.........................      12,553         6,123         4,913
  (Gain)/Loss on sale of securities.........................      (2,343)         (724)           71
  Provision for loan and REO losses.........................       7,656         6,700         7,066
  Deferred tax provision....................................      (2,310)         (896)       (1,219)
  Loans originated for sale.................................    (486,027)     (222,337)     (121,124)
  Loans purchased for sale..................................    (313,426)      (31,496)           --
  Proceeds from sale of securitized loans held for sale.....     220,353        61,892
  Proceeds from sale of loans held for sale.................     587,697       120,300       126,391
  Repayments on loans held for sale.........................         664            87         4,599
  (Gain)/Loss on sale of premises, equipment and real estate
    owned...................................................       1,150           433          (210)
  (Gain) on sale of mortgage servicing rights...............          --            --          (762)
  FHLB stock dividend.......................................      (1,265)       (1,073)         (576)
  Changes in other assets...................................      (5,268)       (4,278)       (4,188)
  Changes in other liabilities..............................      (3,224)        5,391        (3,905)
                                                              ----------    ----------    ----------
      Net cash from operating activities....................      12,642       (58,381)       15,567
CASH FLOWS FROM INVESTING ACTIVITIES
Disbursement of loan proceeds...............................    (287,368)     (419,130)     (481,074)
Purchases of:
  Loans.....................................................    (117,009)     (104,618)     (176,214)
  Mortgage-backed securities................................     (19,395)       (3,065)      (29,994)
  Securities available for sale.............................    (210,331)       (2,415)      (20,052)
  Securities held to maturity...............................          --            --            --
  Mortgage servicing rights.................................      (5,364)      (10,804)       (2,795)
  FHLB stock................................................          --        (8,603)       (4,318)
  Premises and equipment....................................      (9,202)      (36,997)      (16,832)
Proceeds from maturities and repayments of:
  Loans.....................................................     439,667       405,435       305,885
  Mortgage-backed securities................................      48,983        30,926        45,211
  Securities available for sale.............................     158,363            --            --
  Securities held to maturity...............................         651           405           345
  Interest-bearing deposits in other banks..................       2,150            --            --
Proceeds from sale of:
  Loans.....................................................      99,553        93,171        72,719
  Mortgage-backed securities................................          --        35,489        31,221
  FHLB stock................................................       5,000            --            --
  Securities available for sale.............................          --            --         1,275
  Mortgage servicing rights.................................          --            --         6,273
  Premises, equipment and real estate owned.................         348         1,275         5,108
Additional investment in real estate owned..................         (40)         (137)         (595)
                                                              ----------    ----------    ----------
      Net cash from investing activities....................     106,006       (19,068)     (263,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposit accounts..............................      (3,873)        9,637        85,238
Proceeds from borrowings....................................      22,000       334,401       162,598
Repayment of borrowings.....................................     (60,182)     (201,618)      (68,388)
Proceeds from issuance of Guaranteed preferred beneficial
  interests in the corporation's junior subordinated
  debentures................................................          --            --        15,073
Net activity on short-term borrowings.......................     (47,000)      (67,100)       50,700
Proceeds from issuance of common stock......................          96           138         2,239
                                                              ----------    ----------    ----------
  Net cash provided by financing activities.................     (88,959)       75,458       247,460
Net change in cash and cash equivalents.....................      29,689        (1,991)         (810)
Cash and cash equivalents at beginning of year..............      17,010        19,001        19,811
                                                              ----------    ----------    ----------
Cash and cash equivalents at end of year....................  $   46,699    $   17,010    $   19,001
                                                              ==========    ==========    ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $   83,851    $   87,353    $   73,503
    Income taxes............................................       1,418         1,447         1,288
  Transfer from loans receivable to other real estate.......         607         1,150         4,122
  Transfer from loans receivable to loans held for sale.....     116,372        26,890            --
  Loans securitized.........................................     236,868        60,652       108,812

          See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000, AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unless otherwise indicated, dollar amounts are in thousands, except per share data.

     Metropolitan Financial Corp. ("Metropolitan" or the "Company") is a savings and loan holding company and an Ohio corporation. Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio and Pennsylvania and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Company conform to generally accepted accounting principles and prevailing practices within the financial services industry. A summary of significant accounting policies follows:

     CONSOLIDATION POLICY: The Company and its wholly-owned subsidiaries, MetroCapital Corporation, Metropolitan Capital Trust I, Metropolitan Capital Trust II, Metropolitan I Corporation and its subsidiary, and Metropolitan Bank and Trust Company (the "Bank") and its subsidiaries, are included in the accompanying consolidated financial statements. All significant intercompany balances have been eliminated.

     USE OF ESTIMATES: In preparing financial statements, Management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses as well as affecting the disclosures provided. Future results could differ from current estimates. Areas involving the use of Management's estimates and assumptions primarily include the allowance for losses on loans, the valuation of loan servicing rights, the value of loans held for sale, fixed assets held for sale, fair value of certain securities, the carrying value and amortization of intangibles, the value of real estate owned, the determination and carrying value of impaired loans, and the fair value of financial instruments. Estimates that are more susceptible to change in the near term include the allowance for loan losses, the valuation of loan servicing rights, the value of loans held for sale, the value of real estate owned, and the fair value of certain securities.

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

     STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, overnight repurchase agreements and federal funds sold. Generally, federal funds and overnight repurchase agreements are sold for one-day periods. The Company reports net cash flows for customer deposit transactions and activity on line of credit borrowings.

     SECURITIES: The Company classifies debt and mortgage-backed securities as held to maturity or available for sale. The Company classifies marketable equity securities as available for sale.

     Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

     Securities classified as available for sale are those which management could sell or that could be sold for liquidity, investment management or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax and recognized as part of comprehensive income. Gains or losses on dispositions are based on net proceeds and the adjusted historic cost of securities sold, using the specific identification method. Interest income includes amortization of purchase premium or discount. Securities are written down to fair value when a decline in fair value is not temporary. Federal Home Loan Bank stock is sold and redeemed at par so fair value is equal to historic cost.

     LOANS: All loans are held for investment unless specifically designated as held for sale. When the Bank originates or purchases loans, it makes a determination whether or not to classify loans as held for sale. The Bank re-evaluates its intention to hold or sell loans at each balance sheet date based on the current environment and, if appropriate, reclassifies loans as held for sale. Sales of loans are dependent upon various factors including interest rate movements, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers and liquidity and capital needs.

     Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At December 31, 2001 and 2000, management had the intent and Metropolitan had the ability to hold all loans being held for investment for the foreseeable future.

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

     ALLOWANCE FOR LOSSES ON LOANS: The allowance for losses on loans is established by a provision for loan losses charged against income. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by Management at a level considered adequate to cover probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While Management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by Management as a loss when deemed uncollectible, although collection efforts often continue and future recoveries may occur. There can be no assurance that future losses will not exceed the existing allowance or that additional provisions will not be required in future periods as conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loss and such agencies may require the company to make additions to the allowance for losses on loans based on judgements that differ from those of Management.

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

     LOAN SERVICING RIGHTS: Purchased mortgage servicing rights are initially valued at cost. When originated loans are sold or securitized and servicing rights are retained, those rights are valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The fair value of originated servicing rights for one- to four-family loans is determined by using a model to calculate standard fair market values based on loan size, loan term, interest rate, and market estimates for prepayments. These standards are updated quarterly. The fair value of originated servicing rights for multifamily and commercial real estate loans is determined by using a model to calculate fair value for each sale which includes consideration of number of loans, interest rate, average loan size and estimates of market prepayment rates. Servicing rights are amortized in proportion to and over the period of estimated servicing income. Servicing rights are assessed for impairment periodically. Fair values at the end of each period are also computed using a model which calculates fair value based on loan balance, interest rate, terms of the remittance program, and an estimate of market prepayment rates. This computation is made for each loan and then aggregated. For purposes of measuring impairment, management stratifies loans by loan type, interest rate, and investor.

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

     PREMISES AND EQUIPMENT: Premises and equipment, including leasehold improvements and software, are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes. For tax purposes, depreciation on certain assets is computed using accelerated methods. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. Long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value based on discounted cash flows. At December 31, 2001, fixed assets held for sale, as part of the supervisory agreement, are carried at the lower of cost or estimated value and are classified separately in the balance sheet.

     INTANGIBLE ASSETS: Intangible assets resulting from the acquisition of the Bank and a title company were amortized to expense on a straight-line basis over periods of 25 and 40 years, respectively. This amount is a reduction from the Bank's shareholder's equity in calculating tangible capital for regulatory purposes. Identifiable intangible assets are amortized over the estimated periods of benefit. Beginning in 2002, goodwill will no longer be amortized under a new accounting standard. The impact of this change in accounting standard is not expected to be material.

     INCOME TAXES: The Company and its subsidiaries, excluding Metropolitan Capital Trust I and Metropolitan Capital Trust II, are included in the consolidated federal income tax return of the Company. Income taxes are provided on a consolidated basis and allocated to each entity based on its proportionate share of consolidated income. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income taxes are provided on items of income or expense that are recognized for financial reporting purposes in one period and recognized for income tax purposes in a different period. A valuation allowance, if needed, would reduce deferred tax assets to the amount expected to be realized. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

     STOCK OPTIONS: Expense for employee compensation under stock option plans is based on Accounting Principles Board Opinion No. 25 with expense reported only if options are granted below market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Statement of Financial Accounting Standard No. 123 was used for stock based compensation. For the periods presented, no expense has been recognized as the option price of the common shares equaled or exceeded the market price on the grant date.

     TRUST DEPARTMENT ASSETS AND INCOME: Property held by the Bank in a fiduciary or other capacity for its trust customers is not included in the accompanying consolidated financial statements since such items are not assets of the Bank.

     EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income or loss by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income or loss by the diluted weighted average shares outstanding. Diluted weighted average shares were calculated assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of the Company's stock. Stock options were not considered in computing diluted earnings per common share for 2001 or 2000 because they were antidilutive.

     COMPREHENSIVE INCOME: Comprehensive income consists of net income or loss and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, equity investments, and derivatives which are also recognized as separate components of equity.

     DERIVATIVES: Prior to January 1, 2001 the fair value of derivatives were not recorded as assets or liabilities. Current period revenue and expense were recognized in operations. On January 1, 2001 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Under this pronouncement all derivative instruments are recorded at fair value. The change in fair value of the derivative is recorded as an increase (decrease) to accumulated other comprehensive income (loss) if the derivative represents an effective hedge. Ineffective portions of hedges and changes in the fair value of derivatives that are not hedges are reflected in earnings as they occur. Current cash flow from derivative instruments such as interest rate swaps is recorded as income or expense on the accrual basis.

     LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

     LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

     REPURCHASE AGREEMENTS: All repurchase agreement liabilities represent amounts advanced by one counterparty. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

     SECURITIZATIONS: From time to time loans are transferred to a third party in exchange for ownership of a security based on those loans. The cost basis of the loans is allocated to the security and to any servicing rights retained based on the relative fair value of each one. Gain or loss is recognized if or when the securities or the servicing rights are sold in a transaction where control has been relinquished and the risk of ownership has substantially been transferred to an unrelated party.

     NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible assets and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.

     INDUSTRY SEGMENT: Internal financial information is primarily reported and aggregated in two lines of business, retail and commercial banking and mortgage banking.

     FINANCIAL STATEMENT PRESENTATION: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2001 presentation.

NOTE 2.  SUPERVISORY AGREEMENT

     On July 26, 2001, the Company entered into a supervisory agreement with the Office of Thrift Supervision, which required the Company to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from Metropolitan Bank. On January 31, 2002, the Company initiated an offer of common stock for sale under a rights offering and a concurrent offering to the public. Management intends to use the net proceeds of the 2002 offerings to raise the capital required by this supervisory agreement.

     Additionally, Metropolitan Bank entered into a separate supervisory agreement with the OTS and the Ohio Department of Financial Institutions, which requires Metropolitan Bank to do the following:

     - Develop a capital improvement and risk reduction plan by September 28, 2001, which date was extended to December 28, 2001;

     - Achieve or maintain compliance with core and risk-based capital standards at the well-capitalized level, including a risk-based capital ratio of 10% by December 31, 2001, which date was extended to March 31, 2002;

     - Reduce investment in fixed assets by December 31, 2002;

     - Attain compliance with board approved interest rate risk policy requirements;

     - Reduce volatile funding sources, such as brokered and out-of-state deposits;

     - Increase earnings;

     - Improve controls related to credit risk; and

     - Restrict total assets to not more than $1.7 billion.

     Both supervisory agreements also contain restrictions on adding, entering into employment contracts with, or making golden parachute payments to directors and senior executive officers and in changing responsibilities of senior officers.

     During January 2002, the regulatory authorities approved the capital and risk reduction plan submitted by the company.

     If the Company or Metropolitan Bank is unable to comply with the terms and conditions of the supervisory agreements, the OTS and the ODFI could take additional regulatory action, including the issuance of a cease and desist order requiring further corrective action such as raising additional capital, obtaining additional or new management, requiring the sale of assets and a reduction in the overall size of the Company, imposing operating restrictions on Metropolitan Bank and restricting dividends from Metropolitan Bank to the Company. These additional restrictions could make it impossible to service existing debt of the Company.

NOTE 3.  SECURITIES

     The amortized cost, gross unrealized gains and losses, and fair values of investment securities at December 31, 2001 and 2000 are as follows:

                                                                        2001
                                                  -------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES       VALUE
                                                  ---------    ----------    ----------    --------
AVAILABLE FOR SALE
Mutual funds....................................  $  5,784                                 $  5,784
FreddieMac preferred stock......................     7,500                    $  (750)        6,750
FannieMae notes.................................    10,003                       (129)        9,874
Treasury notes and bills........................    72,056       $   74          (184)       71,946
Mortgage-backed securities......................   165,508        1,895           (90)      167,313
                                                  --------       ------       -------      --------
                                                   260,851        1,969        (1,153)      261,667
HELD TO MATURITY
Tax-exempt municipal bond.......................    14,349                     (2,737)       11,612
Revenue bond....................................       480           15                         495
                                                  --------       ------       -------      --------
                                                    14,829           15        (2,737)       12,107
                                                  --------       ------       -------      --------
          Total securities......................  $275,680       $1,984       $(3,890)     $273,774
                                                  ========       ======       =======      ========

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
                                                  ========        ====        =======      ========

     The tax-exempt municipal bond represents a single issue secured by a multifamily property. The trustee has advised the Bank that the issuer of the bond is currently supplementing operating revenue with cash held by the trustee in order to pay taxes on the property. Therefore, the marketability and market value of the bond have declined between December 31, 2000 and December 31, 2001. However, management does not believe permanent impairment has occurred because the estimated underlying value of the property is sufficient to secure the principal and interest of the bond.

     The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                          AMORTIZED      FAIR
                                                            COST        VALUE
                                                          ---------    --------
Securities available for sale:
     Due less than one year.............................  $ 64,921     $ 64,760
     Due one through five years.........................    17,138       17,060
     Due after five years through ten years.............        --           --
     Mortgage-backed securities available for sale......   165,508      167,313
                                                          --------     --------
          Total securities available for sale...........   247,567      249,133
Securities held to maturity:
     Due one through five years.........................       480          495
     Due after ten years................................    14,349       11,612
                                                          --------     --------
          Total securities held to maturity.............    14,829       12,107
                                                          --------     --------
          Total debt securities.........................  $262,396     $261,240
                                                          ========     ========

     Proceeds from the sale of mortgage-backed securities available for sale were $220,353 in 2001, $35,489 in 2000, and $31,221 in 1999. Proceeds from the sale of securities available for sale were $0 in 2001, $0 in 2000, and $1,275 in 1999. Gross gains realized on those sales were $2,343 in 2001 and $1,011 in 2000. Gross losses of $0, $522, and $71 were realized in 2001, 2000 and 1999, respectively.

     Securities with an amortized cost of $109,497 and a market value of $110,296 at December 31, 2001, were pledged to secure FHLB advances. Securities with an amortized cost of $43,373 and a market value of $43,803 at December 31, 2001, were pledged to secure public fund deposits. Securities with an amortized cost of $38,511 and a market value of $39,002 at December 31, 2001, were pledged to secure reverse repurchase agreements. Securities with an amortized cost of $9,191 and a market value of $9,218 were pledged to various parties to facilitate a number of business activities including trust operations, liability hedging, processing of treasury, tax, and loan payments and credit card operations.

NOTE 4.  LOANS RECEIVABLE

     The composition of the loan portfolio at December 31, 2001 and 2000 is as follows:

                                                           2001         2000
                                                         --------    ----------
Real estate loans
  Construction loans
     One- to four-family...............................  $150,705    $  125,989
     Multifamily.......................................     6,360         7,502
     Commercial........................................     2,134         5,873
     Land..............................................    74,305        54,100
     Loans in process..................................   (80,214)      (72,156)
                                                         --------    ----------
          Construction loans, net......................   153,290       121,308
  Permanent loans
     One- to four-family...............................   171,813       288,352
     Multifamily.......................................   224,542       273,358
     Commercial........................................   164,786       254,824
                                                         --------    ----------
          Total real estate loans......................   714,431       937,842
Consumer loans.........................................   138,698       163,019
Business loans and other loans.........................   133,684       143,329
                                                         --------    ----------
          Total loans..................................   986,813     1,244,190
Premium on loans, net..................................     6,969         7,393
Deferred loan fees, net................................    (2,080)       (2,191)
Allowance for losses on loans..........................   (17,250)      (13,951)
                                                         --------    ----------
          Total loans receivable.......................  $974,452    $1,235,441
                                                         ========    ==========

     Metropolitan's real estate loans are secured by property in the following states:

                                                              2001    2000
                                                              ----    ----
Ohio........................................................   58%     57%
California..................................................   15      17
Pennsylvania................................................    8       7
New York....................................................    2       3
Other.......................................................   17      16
                                                              ---     ---
                                                              100%    100%
                                                              ===     ===

     Activity in the allowance for losses on loans is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                  -------    -------    -------
Balance at beginning of year....................  $13,951    $11,025    $ 6,909
Provision for loan losses.......................    6,505      6,350      6,310
Charge-offs.....................................   (3,436)    (3,829)    (2,240)
Recoveries......................................      230        405         46
                                                  -------    -------    -------
                                                  $17,250    $13,951    $11,025
                                                  =======    =======    =======

     Nonperforming loans were as follows:

                                                             2001       2000
                                                            -------    -------
Loans past due over 90 days still on accrual..............  $    85    $ 6,434
Nonaccrual loans..........................................   30,602     14,739

     Information regarding impaired loans is as follows at December 31:

                                                              2001       2000
                                                             -------    ------
Balance of impaired loans..................................  $15,260    $4,869
Less portion for which no allowance for losses on loans is
  allocated................................................    3,147     4,796
                                                             -------    ------
Portion of impaired loan balance for which an allowance for
  losses on loans is allocated.............................  $12,113    $   73
                                                             =======    ======
Portion of allowance for losses on loans allocated to the
  impaired loan balance....................................  $ 3,476    $  197
                                                             =======    ======

     Information regarding impaired loans is as follows for the year ended December 31:

                                                     2001       2000      1999
                                                    -------    ------    ------
Average investment in impaired loans during the
  year............................................  $13,261    $5,505    $6,392
Interest income recognized during impairment......      983       184       256
Interest income recognized on cash basis during
  the year........................................      983       184       256

NOTE 5.  PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

                                                               DECEMBER 31,
                                                            ------------------
                                                             2001       2000
                                                            -------    -------
Land......................................................  $ 7,944    $10,535
Office buildings..........................................   38,466     11,718
Leasehold improvements....................................    5,355      3,184
Furniture, fixtures and equipment.........................   20,355     17,948
Construction in progress..................................      647     30,210
                                                            -------    -------
          Total...........................................   72,767     73,595
Accumulated depreciation..................................    9,936      7,202
                                                            -------    -------
          Total premises and equipment....................  $62,831    $66,393
                                                            =======    =======

     Premises and equipment held for sale consists of the following:

                                                               DECEMBER 31,
                                                            ------------------
                                                             2001       2000
                                                            -------    -------
Land......................................................  $2,700       $--
Office buildings..........................................   6,035       --
Leasehold improvements....................................     508       --
Furniture, fixtures and equipment.........................     285       --
                                                            ------       --
          Total...........................................   9,528       --
Accumulated depreciation..................................     859       --
                                                            ------       --
          Total premises and equipment....................  $8,669       $--
                                                            ======       ==

     Depreciation expense was $3,625, $2,363 and $1,876 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Bank leases certain of its branch space under operating lease agreements whose lease terms are renewable periodically. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,375, $1,599 and $1,252,
respectively. This expense for 2000 and 1999 included rental expense for the corporate headquarters.

     The future minimum annual rental commitments as of December 31, 2001 for all noncancelable leases are as follows:

2002........................................................  $  938
2003........................................................     784
2004........................................................     656
2005........................................................     582
2006........................................................     449
Thereafter..................................................   1,947
                                                              ------
          Total rental commitments..........................  $5,356
                                                              ======

     In the second quarter 1999, the Company started the construction of a new corporate headquarters building a portion of which the Bank now occupies. As a result, interest expenses were incurred to finance construction. These costs, along with those related to the construction of retail sales offices, are capitalized as incurred while the buildings are under construction and are included as a portion of the historical cost to be depreciated over the useful life of the buildings. Interest expense capitalized for the years ended December 31, 2001, 2000, and 1999 was $357, $957, and $142, respectively.

NOTE 6.  LOAN SERVICING RIGHTS

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Mortgage loan portfolios serviced for:
  FreddieMac.........................................  $1,292,009    $  882,715
  FannieMae..........................................     617,305       849,472
  Others.............................................     294,559       205,312
                                                       ----------    ----------
          Total loans serviced for others............  $2,203,873    $1,937,499
                                                       ==========    ==========

     Custodial balances maintained in noninterest-bearing deposit accounts with the Bank in connection with the foregoing loan servicing were approximately $48,505 and $25,484 at December 31, 2001 and 2000, respectively.

     Following is an analysis of the changes in loan servicing rights acquired and originated for the years ended December 31:

                                                             2001       2000
                                                            -------    -------
Balance at beginning of year..............................  $20,597    $10,374
Additions.................................................   12,161     13,720
Provision for impairment..................................     (863)        --
Amortization..............................................   (8,944)    (3,497)
                                                            -------    -------
Balance at end of year....................................  $22,951    $20,597
                                                            =======    =======

     Following is an analysis of the changes in the valuation allowance for impairment of loan servicing rights for the years ended December 31:

                                                          2001     2000    1999
                                                          -----    ----    ----
Balance at beginning of year............................  $  --     $--     $--
Write-offs of impaired rights...........................     --     --      --
Provision for impairment................................   (863)    --      --
                                                          -----     --      --
Balance at end of year..................................  $(863)    $--     $--
                                                          =====     ==      ==

NOTE 7.  REAL ESTATE OWNED

     Activity in the allowance for loss on real estate owned is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       2001      2000     1999
                                                      ------    ------    ----
Balance at beginning of year........................  $1,106    $  956    $200
Provision for loss..................................   1,151       350     756
Charge-offs.........................................    (892)     (200)     --
                                                      ------    ------    ----
Balance at end of year..............................  $1,365    $1,106    $956
                                                      ======    ======    ====

NOTE 8.  DEPOSITS

     Deposits consist of the following:

                                                                    DECEMBER 31,
                                                   ----------------------------------------------
                                                           2001                     2000
                                                   ---------------------    ---------------------
                                                     AMOUNT      PERCENT      AMOUNT      PERCENT
                                                   ----------    -------    ----------    -------
Noninterest-bearing deposits.....................  $  146,055       13%     $   97,385        8%
Interest-bearing checking accounts...............     198,414       17         123,537       11
Passbook savings and statement Savings...........      82,619        7         106,258        9
Certificates of deposit..........................     715,306       63         819,087       72
                                                   ----------      ---      ----------      ---
          Total interest-bearing deposits........     996,339       87       1,048,882       92
                                                   ----------      ---      ----------      ---
          Total deposits.........................  $1,142,394      100%     $1,146,267      100%
                                                   ==========      ===      ==========      ===

     At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
YEAR                                                                   INTEREST
ENDED                                                       AMOUNT       RATE
-----                                                      --------    --------
2002.....................................................  $476,468      4.92%
2003.....................................................   175,309      5.00%
2004.....................................................    31,715      5.13%
2005.....................................................     7,715      6.29%
2006.....................................................    23,365      5.46%
Thereafter...............................................       734      5.30%
                                                           --------
                                                           $715,306      4.98%
                                                           ========

     The aggregate amount of certificates of deposit with balances of $100 or more was approximately $283,591 and $235,400 at December 31, 2001 and 2000, respectively. During 2000, the Bank received regulatory approval and began accepting brokered deposits. The Bank accepts brokered deposits and out-of-state time deposits from individuals and corporations, predominantly credit unions. The balance of these deposits at December 31, 2001 and 2000 was $127,800 and $177,000, respectively. At December 31, 2001, brokered deposits totaled $101,300, all of which were certificate of deposits of $100 or more.

NOTE 9.  BORROWINGS

     Borrowings consisted of the following:

                                                        DECEMBER 31,
                                            ------------------------------------
                                                  2001                2000
                                            ----------------    ----------------
                                             AMOUNT     RATE     AMOUNT     RATE
                                            --------    ----    --------    ----
Federal Home Loan Bank advances...........  $278,912    6.2%    $365,094    6.5%
Repurchase agreements.....................    41,000    5.9       41,000    5.9
Commercial bank line of credit............        --     --        6,000    8.8
Commercial bank note payable..............     5,000    4.8           --     --
Loan from majority stockholder............     2,000    0.0           --     --
Subordinated debt maturing January 1,
  2005....................................    13,985    9.6       13,985    9.6
                                            --------            --------
                                            $340,897            $426,079
                                            ========            ========

     At December 31, 2001, scheduled payments on borrowings are as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
YEAR                                                                   INTEREST
ENDED                                                       AMOUNT       RATE
-----                                                      --------    --------
2002.....................................................  $ 66,223      5.91%
2003.....................................................    69,201      5.81
2004.....................................................    69,495      6.14
2005.....................................................    97,456      6.83
2006.....................................................     4,292      6.61
Thereafter...............................................    34,230      6.40
                                                           --------      ----
                                                           $340,897      6.26%
                                                           ========      ====

     At December 31, 2001, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $16.9, $171.4, $150.5, and $110.3 million, respectively.

     The Company has a note payable with a commercial bank. At December 31, 2001, the current balance outstanding was $5,000. The loan matures December 31, 2002. As collateral for the loan, the Company's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares in an amount greater than 50% of the outstanding stock of the Company. In addition, Mr. Kaye has agreed to pledge any additional shares he may acquire in the future. The loan agreement with the commercial bank has a covenant requiring a minimum return on assets for the previous nine months. If the Company fails to meet this covenant the loan could become immediately due and payable. If that happened the 1995 notes would also become due and payable. The company has met this requirement or the commercial bank has waived compliance with this requirement for all periods through December 31, 2001.

     In December 2001, the Company entered into a loan agreement with Robert Kaye, their majority shareholder. The loan agreement is in the amount of $2,000 and bears no interest. The loan matures on the earlier of the closing of the currently outstanding stock offerings or March 31, 2002.

     During 1995, the Company issued subordinated notes ("1995 Subordinated Notes") totaling $14,000. Interest on the notes is paid quarterly and principal will be repaid when the notes mature January 1, 2005. Total issuance costs of approximately $1,170 are being amortized on a straight line basis over the life of the notes. The notes are unsecured. Effective November 30, 2000, the notes may be redeemed at par at any time.

     The following tables set forth certain information about borrowings during the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
MAXIMUM MONTH-END BALANCES:
Federal Home Loan Bank advances........................    $378,143      $365,094
1995 subordinated notes................................      13,985        14,000
Commercial bank repurchase agreement...................          --        50,000
Commercial bank line of credit.........................       6,000         7,000
Commercial bank note payable...........................       5,000            --
Loan from majority shareholder.........................       2,000            --
Repurchase agreements..................................      41,000        80,166

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
AVERAGE BALANCE:
Federal Home Loan Bank advances........................    $313,908      $290,369
1995 subordinated notes................................      13,985        13,987
Commercial bank repurchase agreement...................          --        25,250
Commercial bank line of credit.........................       2,482         6,083
Commercial bank note payable...........................       3,507            --
Loan from majority shareholder.........................          29            --
Repurchase agreements..................................      41,000        70,595

                                                          YEAR ENDED DECEMBER 31,
                                                          ------------------------
                                                             2001          2000
                                                          ----------    ----------
WEIGHTED AVERAGE INTEREST RATE:
Federal Home Loan advances.............................        5.94%         6.15%
1995 subordinated notes................................        9.63          9.63
Commercial bank repurchase agreement...................          --          8.25
Commercial bank line of credit.........................        8.10          8.80
Commercial bank note payable...........................        5.67            --
Loan from majority shareholder.........................        0.00            --
Repurchase agreements..................................        5.98          6.06

NOTE 10. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

     The Company has two issues of cumulative trust preferred securities (the "Trust Preferred") outstanding through wholly owned subsidiaries. The Trust Issuer has invested the total proceeds from the sale of the Trust Preferred in the Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Trust Preferred securities are listed on the NASDAQ Stock Market's National Market.

     A description of the Trust Preferred securities currently outstanding is presented below:

                                                                                                     PRINCIPAL AMOUNT
                                                                                                       DECEMBER 31,
                              NASDAQ       DATE OF         SHARES      INTEREST      MATURITY       -------------------
       ISSUING ENTITY         SYMBOL       ISSUANCE        ISSUED        RATE          DATE          2001        2000
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
                                                                                                    =======     =======

NOTE 11.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     2001       2000      1999
                                                    -------    ------    ------
Current tax provision:
  Federal expense.................................  $  (143)   $1,496    $3,179
  State expense...................................       15        62        60
                                                    -------    ------    ------
     Total current expense (benefit)..............     (128)    1,558     3,239
  Deferred federal benefit........................   (2,310)     (896)   (1,219)
                                                    -------    ------    ------
                                                    $(2,438)   $  662    $2,020
                                                    =======    ======    ======

     Deferred income taxes are provided for temporary differences. The components of the Company's net deferred tax asset (liability) consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------     ---------
Deferred tax assets
  Provision for loan losses............................     $  6,830       $ 5,360
  Provision for loss on interest on loans..............          378            83
  Mark-to-market on financial derivative...............        1,050            --
  Charitable deduction carryforward....................          245            --
  Depreciation.........................................          160            --
  Other................................................          326           145
                                                            --------       -------
                                                               8,989         5,588
                                                            --------       -------
Deferred tax liabilities
  Equity in partnership................................          (32)          (67)
  Deferred loan fees...................................         (697)         (352)
  Loan servicing rights................................           --           (77)
  Employment contract..................................          (73)          (80)
  Depreciation expense.................................           --           (34)
  Stock dividends on FHLB stock........................       (1,258)       (1,008)
  Other................................................           (9)          (10)
                                                            --------       -------
                                                              (2,069)       (1,628)
                                                            --------       -------
     Net deferred tax asset............................     $  6,920       $ 3,960
                                                            ========       =======

     A reconciliation from income taxes at the statutory rate to the effective provision for income taxes is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       -------   -----   ------
Income taxes at statutory rate of 34%................  $(2,042)  $ 734   $2,221
Amortization of purchased intangibles................       68      71       71
Stock dividend exclusion.............................      (89)    (92)     (92)
Tax exempt income....................................     (319)   (322)    (327)
State taxes, net of federal impact...................        5      41       40
Business expense limitation..........................       83      80       74
Other................................................     (144)    150       33
                                                       -------   -----   ------
Provision for income taxes...........................  $(2,438)  $ 662   $2,020
                                                       =======   =====   ======

     Taxes attributable to securities gains and (losses) totaled $797, $253 and $(25) for the years ended December 31, 2001, 2000 and 1999, respectively.

     Prior to 1996, the Bank was permitted, under the Internal Revenue Code, to determine taxable income after deducting a provision for loan losses in excess of the provision recorded in the financial statements. Accordingly, retained earnings at December 31, 2001 includes approximately $2,883 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb loan losses, it will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2001 was approximately $980.

NOTE 12.  SALARY DEFERRAL--401(k) PLAN

     The Company maintains a 401(k) plan covering substantially all employees who have attained the age of 21 and have completed thirty days of service with the Company. This is a salary deferral plan, which calls for matching contributions by the Company based on a percentage (50%) of each participant's voluntary contribution (limited to a maximum of six percent (6%) of a covered employee's annual compensation). The matching contributions by the Company commence after one year of service. In addition to the Company's required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. Employee voluntary contributions are vested at all times, whereas employer contributions vest 20% per year through year five at which time employer contributions are fully vested. The Company's matching contributions were $280, $231 and $220 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has made no discretionary contributions for the periods presented.

NOTE 13. STOCK PURCHASE AND STOCK OPTION PLANS (SHARES AND OPTION PRICES NOT IN THOUSANDS)

     In July 1999, the Board of Directors of Metropolitan Financial Corp. authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Company and its subsidiaries and certain affiliated companies to make purchases of the Company's common shares at 95% of the fair market value. If the director, officer, or employee subsequently sells the stock before waiting a one-year holding period, they are required to repay the Company an amount equal to the discount received at the time of purchase. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999. To date, 72,270 shares have been issued under the plan.

     On October 28, 1997, the Board of Directors of Metropolitan adopted the Metropolitan Financial Corp. 1997 Stock Option Plan for key employees and officers of the Company. The plan is intended to encourage their continued employment with Metropolitan and to provide them with additional incentives to promote the development and long-term financial success of the Company.

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

     Under the terms of the plan, the exercise price of an option, whether an incentive stock option or a nonqualified option, will not be less than the fair market value of the common shares on the date of grant. An option may be exercised in one or more installments at the time or times provided in the option instrument. One-half of the options granted to employees will become exercisable on the third anniversary, and one-fourth of the common shares covered by the option on the fourth and fifth anniversary of the date of grant. Currently outstanding options began to be exercisable in 2000 and will continue to become exercisable in future years through 2005. Options granted under the plan will expire no later than ten years after grant in the case of an incentive stock option and ten years and one month after grant in the case of a nonqualified option.

     A summary of option activity is presented below:

STOCK OPTION ACTIVITY:

                                            INCENTIVE STOCK OPTIONS       NONQUALIFIED OPTIONS
                                           -------------------------    -------------------------
                                           SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                           -------    --------------    -------    --------------
Outstanding at January 1, 1999.........    125,400    $9.21 - $15.88    429,000    $9.21 - $14.44
Granted................................     94,000    $5.38 - $12.10    100,000            $11.00
Exercised..............................         --                           --
Forfeited..............................    (12,100)   $9.21 - $14.44         --
                                           -------                      -------
Outstanding at December 31, 1999.......    207,300    $5.38 - $15.88    529,000    $9.21 - $14.44
Granted................................     47,500    $4.24 - $ 4.89         --
Exercised..............................         --                           --
Forfeited..............................    (83,500)   $6.18 - $14.44    (64,000)   $9.21 - $14.44
                                           -------                      -------
Outstanding at December 31, 2000.......    171,300    $4.24 - $15.88    465,000    $9.21 - $14.44
Granted................................    106,000            $ 3.88         --                --
Exercised..............................         --                           --
Forfeited..............................    (18,400)   $6.18 - $14.44         --                --
                                           -------                      -------
Outstanding at December 31, 2001.......    258,900    $3.88 - $15.88    465,000    $9.21 - $14.44
                                           =======                      =======

     Options outstanding at December 31, 2001 were as follows:

                                                 WEIGHTED    WEIGHTED
                                                 AVERAGE      AVERAGE
                                                 EXERCISE    REMAINING      SHARES         SHARES
RANGE OF EXERCISE PRICE                           PRICE        LIFE       OUTSTANDING    EXERCISABLE
-----------------------                          --------    ---------    -----------    -----------
$ 3.00 - $ 4.99................................   $ 4.15     8.9 years      149,000             --
$ 5.00 - $ 6.99................................     5.99          7.9        43,500             --
$ 9.00 -  10.99................................     9.29          5.8       367,400        275,550
$11.00 -  12.99................................    11.09          7.1        98,000             --
$14.00 -  15.99................................    14.58          6.4        66,000         33,000
                                                                            -------        -------
                                                                            723,900        308,550
                                                                            =======        =======

     The estimated fair value of options granted was as follows:

                                                                INCENTIVE      NONQUALIFIED
                                                              STOCK OPTIONS      OPTIONS
                                                              -------------    ------------
1999:
  23,000 shares granted at $11.00...........................   $     5.42       $     3.05
  80,000 shares granted at $12.10...........................                    $     2.26
  10,000 shares granted at $5.38............................   $     2.65
  38,000 shares granted at $6.18............................   $     2.24
2000:
  15,000 shares granted at $4.89............................   $     1.97
  20,000 shares granted at $4.89............................   $     1.97
  12,500 shares granted at $4.24............................   $     1.71
2001:
  106,000 shares granted at $3.88...........................   $     1.55
Weighted average assumptions used:
  Expected option life......................................     10 years         10 years
  Risk-free interest rate -- 1999...........................         6.79%            6.48%
  Risk-free interest rate -- 2000...........................         5.12%            5.12%
  Risk-free interest rate -- 2001...........................         5.01%
  Expected stock price volatility -- 1999...................        43.77%           43.77%
  Expected stock price volatility -- 2000...................        57.20%
  Expected stock price volatility -- 2001...................        58.29%
  Dividend yield............................................           --               --
  Weighted average life of options..........................    8.0 years        6.0 years

PRO FORMA DISCLOSURES:

     For purposes of providing the required disclosures under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," the Black Scholes option pricing model was used to estimate the value of these options. The Black Scholes model was developed to estimate the fair value of equity options. Had compensation costs been determined in accordance with Statement of Financial Accounting Standard No. 123, net income and earnings per share would have been affected as summarized in the schedule below:

                                                               2001       2000      1999
                                                              -------    ------    ------
Net income (loss) -- as reported (In thousands).............  $(3,568)   $1,497    $4,511
Net income (loss) -- pro forma (In thousands)...............   (3,864)    1,221     4,124
Earnings per share -- as reported...........................  $ (0.44)   $ 0.19    $ 0.57
Earnings per share -- pro forma.............................    (0.48)     0.15      0.52

NOTE 14.  CAPITAL AND EXTERNAL REQUIREMENTS

     The issuance of Trust Preferred shares in 1999 occurred contemporaneously with the issuance of 300,000 additional shares of common stock. The purchases made under the plan will result in increased capital for the Company.

     In September, 2000, the Board of Directors approved a resolution authorizing management to repurchase securities issued by Metropolitan Financial Corp., Metropolitan Capital Trust I, and Metropolitan Capital Trust II. No shares have been repurchased under this resolution in 2000 or 2001.

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

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

     While the OTS and ODFI have not established individual minimum capital requirements for Metropolitan Bank, they have entered into a supervisory agreement with Metropolitan Bank. Under that agreement Metropolitan Bank must achieve well-capitalized status for core capital (5%) and risk-based capital (10%) by March 31, 2002. At December 31, 2001 we complied with all requirements for an adequately capitalized institution. The following table indicates our capital position compared to the requirements for an adequately capitalized institution and a well-capitalized institution as of December 31, 2001.

                                                      ADEQUATELY CAPITALIZED      WELL CAPITALIZED
                                                      -----------------------   ---------------------
                                                                  PERCENT OF               PERCENT OF
                                                       AMOUNT       ASSETS       AMOUNT      ASSETS
                                                      ---------   -----------   --------   ----------
Tangible Capital:
  Actual............................................  $103,151       6.45%      $103,151      6.45%
  Requirement.......................................    24,006       1.50         32,008      2.00
  Excess (Deficiency)...............................    79,145       4.95         71,143      4.45
Core Capital:
  Actual............................................  $103,151       6.45%      $103,151      6.45%
  Requirement.......................................    64,088       4.00         80,110      5.00
  Excess (Deficiency)...............................    39,063       2.45         23,041      1.45
Risk-based Capital:
  Actual............................................  $113,621       9.26%      $113,621      9.26%
  Requirement.......................................    98,170       8.00        122,712     10.00
  Excess (Deficiency)...............................    15,451       1.26         (9,091)    (0.74)
Tier 1 Capital to Risk-adjusted Assets
  Actual............................................  $102,835       8.38%      $102,835      8.38%
  Requirement.......................................    49,086       4.00         73,589      6.00
  Excess (Deficiency)...............................    53,749       4.38         29,246      2.38

     The following table indicates our capital position compared to the requirements for an adequately capitalized institution and a well-capitalized institution as of December 31, 2000.

                                                      ADEQUATELY CAPITALIZED      WELL CAPITALIZED
                                                      -----------------------   ---------------------
                                                                  PERCENT OF               PERCENT OF
                                                       AMOUNT       ASSETS       AMOUNT      ASSETS
                                                      ---------   -----------   --------   ----------
Tangible Capital:
  Actual............................................  $106,608       6.31%      $106,608      6.31%
  Requirement.......................................    25,343       1.50         33,809      2.00
  Excess (Deficiency)...............................    81,265       4.81         72,799      4.31
Core Capital:
  Actual............................................  $106,625       6.31%      $106,625      6.31%
  Requirement.......................................    67,591       4.00         84,524      5.00
  Excess (Deficiency)...............................    39,034       2.31         22,101      1.31
Risk-based Capital:
  Actual............................................  $118,077       9.35%      $118,077      9.35%
  Requirement.......................................   101,028       8.00        126,252     10.00
  Excess (Deficiency)...............................    17,049       1.35         (8,175)    (0.65)
Tier 1 Capital to Risk-adjusted Assets
  Actual............................................  $106,625       8.45%      $106,625      8.45%
  Requirement.......................................    50,473       4.00         75,752      6.00
  Excess (Deficiency)...............................    56,125       4.45         30,873      2.45

     The Bank at year-end 2001 was categorized as adequately capitalized. At December 31, 2001, the most restrictive regulatory consideration of the payment of dividends from the Bank to the holding company and the retention of the adequately capitalized status was the total capital (to risk weighted capital) ratio. Management is not aware of any event or circumstances after December 31, 2001 that would change the capital category.

     A savings association which fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including issuance of a cease and desist order requiring further corrective actions, a prohibition on growth and the issuance of a capital directive by the Office of Thrift Supervision requiring the following: an increase in capital; reduction of rates paid on savings accounts; cessation of or limitations on deposit-taking and lending; limitations on operational expenditures; an increase in liquidity; obtaining additional or new management; require the sale of assets and overall reduction in the size of the Company; restricting dividends from the Bank to the Company; and such other actions deemed necessary or appropriate by the Office of Thrift Supervision. In addition, a conservator or receiver may be appointed under certain circumstances.

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

     The terms of the 1995 subordinated notes and related indenture agreement prohibit the Company from paying cash dividends unless the Company's ratio of tangible equity to total assets exceeds 7.0%. The commercial bank line of credit also prohibits Metropolitan from paying cash dividends unless the Company's ratio of tangible equity to tangible assets exceeds 7%. As a result, the Company is currently prohibited from paying dividends to its shareholders.

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

     As of December 31, 2001, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $68,194 and $51,517, respectively. In addition, the Bank had firm commitments to sell loans totaling $77,998 at December 31, 2001. The Bank's commitments to originate and purchase loans are for loans at rates ranging from 6.00% to 16.00% and commitment periods up to one year.

     RESERVE REQUIREMENTS. The Bank's requirement to maintain cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 2001 was satisfied by the balance of cash on hand.

     LIQUIDITY REQUIREMENT. The Company is required to maintain cash or short-term investments equal to six months interest on the 1995 subordinated notes, or approximately $675, as a condition of the indenture agreement related to the 1995 subordinated notes.

NOTE 16.  RELATED PARTY TRANSACTIONS

     In the years ended December 31, 2001, 2000 and 1999 the Company expensed $53, $96, and $96 for management fees relating to services provided by companies with the same majority shareholder as the Company.

     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with Metropolitan's and the Bank's directors, officers, significant shareholders and associates. Loans to such related parties totaled $1,587 and $1,734 at December 31, 2001 and 2000, respectively.

     Related party deposits totaled $715 and $1,178 at December 31, 2001 and 2000, respectively.

     In December 2001, the Company entered into a loan agreement under which it borrowed $2,000 from Robert M. Kaye, their majority shareholder. The loan bears no interest and matures on the earlier of the closing of the currently outstanding stock offering or March 31, 2002.

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

NOTE 17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. While these estimates are based on management's judgment of the most appropriate factors, there is no assurance that the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at year end. The following table shows those financial instruments and the related carrying values.

                                               DECEMBER 31, 2001           DECEMBER 31, 2000
                                            ------------------------    ------------------------
                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            ----------    ----------    ----------    ----------
Financial assets:
  Securities..............................  $  109,183    $  106,461    $   54,786    $   54,650
  Mortgage-backed securities..............     167,313       167,313       195,829       195,829
  Loans, net..............................   1,143,772     1,142,727     1,286,823     1,308,365
  Loan servicing rights...................      22,951        23,828        20,597        28,727
  Accrued interest receivable.............       7,531         7,531        11,545        11,545
Financial liabilities:
  Demand and savings deposits.............    (427,088)     (427,088)     (229,795)     (229,795)
  Time deposits...........................    (715,306)     (728,000)     (819,087)     (823,372)
  Borrowings..............................    (340,897)     (346,137)     (426,079)     (428,847)
  Accrued interest payable................      (5,083)       (5,083)       (6,972)       (6,972)
  Trust Preferred securities..............     (43,750)      (31,996)      (43,750)      (23,250)
  Interest rate swaps.....................      (3,103)       (3,103)           --            --
Off Balance Sheet items:
  Interest rate swaps.....................          --            --            --        (1,296)

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

          BORROWINGS -- The fair value of borrowings is estimated by discounting the estimated future cash flows using the rates offered at year-end for similar remaining maturities.

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

NOTE 18.  SEGMENT REPORTING

     Metropolitan's operations include two major operating segments. A description of those segments follows:

          RETAIL AND COMMERCIAL BANKING -- Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding our 24 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states for originations and throughout the United States for purchases. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business loans are concentrated in Northeastern Ohio.

          MORTGAGE BANKING -- Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Ohio and Western Pennsylvania. In general, fixed rate loans are originated for sale and adjustable rate loans may be originated for sale or be retained in the portfolio. Loans being serviced include loans originated and still owned by Metropolitan, loans originated by Metropolitan but sold to others with servicing rights retained by Metropolitan, and servicing rights to loans originated by others but purchased by Metropolitan. The servicing rights Metropolitan purchases may be located in a variety of states and are typically being serviced for FannieMae or FreddieMac.

          PARENT AND OTHER -- The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations, which do not generate revenue from outside customers. The net interest income that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is included in this category.

     Operating results and other financial data for the current year and preceding two years are as follows:

     As of or for the year ended December 31, 2001

                                               RETAIL AND
                                               COMMERCIAL    MORTGAGE     PARENT
                                                BANKING      BANKING     AND OTHER      TOTAL
                                               ----------    --------    ---------    ----------
OPERATING RESULTS:
Net interest income..........................   $ 23,128     $ 15,022    $ (5,271)    $   32,879
Provision for losses on loans................      5,974          531          --          6,505
                                                --------     --------    --------     ----------
Net interest income after provision for loan
  losses.....................................     17,154       14,491      (5,271)        26,374
Noninterest income...........................      7,315        4,949       1,498         13,762
Direct noninterest expense...................     20,251        8,489       1,996         30,736
Allocation of overhead.......................     10,856        4,550          --         15,406
                                                --------     --------    --------     ----------
Net income before income taxes...............   $ (6,638)    $  6,401    $ (5,769)    $   (6,006)
                                                ========     ========    ========     ==========
FINANCIAL DATA:
Segment assets...............................   $961,746     $450,763    $195,911     $1,608,420
Depreciation and amortization................      5,572        6,517         464         12,553
Expenditures for additions to premises and
  equipment..................................      8,428          774                      9,202

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

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS
Cash and due from banks.....................................  $    169   $    978
Securities available for sale...............................       679        889
Loan receivable from majority shareholder...................        50         50
Investment in Metropolitan Bank and Trust Company...........   105,661    108,553
Investment in nonbank subsidiaries..........................     2,165      2,090
Intangible assets...........................................        37         40
Prepaid expenses and other assets...........................     3,183      3,114
                                                              --------   --------
     Total assets...........................................  $111,944   $115,714
                                                              ========   ========
LIABILITIES
Borrowings..................................................  $ 20,985   $ 19,985
Other liabilities...........................................     1,692      2,520
Guaranteed preferred beneficial interests in the
  corporation's junior subordinated debentures..............    43,750     43,750
                                                              --------   --------
     Total liabilities......................................    66,427     66,255
SHAREHOLDERS' EQUITY
Total shareholders' equity..................................    45,517     49,459
                                                              --------   --------
     Total liabilities and shareholders' equity.............  $111,944   $115,714
                                                              ========   ========

                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
Interest on loans and securities............................  $   208   $   222   $   240
Interest on borrowings......................................   (1,865)   (2,001)   (2,234)
Interest on junior subordinated debentures..................   (4,156)   (4,156)   (3,418)
                                                              -------   -------   -------
Net interest expense........................................   (5,813)   (5,935)   (5,412)
Noninterest income
  Dividends from Metropolitan Bank and Trust Company........    2,750     4,000     2,000
  Other operating income....................................       10        (3)        3
                                                              -------   -------   -------
                                                                2,760     3,997     2,003
Noninterest expense
  Amortization of intangibles...............................        4         4         4
  Other operating expenses..................................      285       332       310
                                                              -------   -------   -------
                                                                  289       336       314
                                                              -------   -------   -------
Income before income taxes..................................   (3,342)   (2,274)   (3,723)
  Federal income tax benefit................................   (2,122)   (2,118)   (1,941)
                                                              -------   -------   -------
Income before equity in undistributed net income of
  subsidiaries..............................................   (1,220)     (156)   (1,782)
Equity in undistributed net income (loss) of Metropolitan
  Bank and Trust Company....................................   (2,423)    1,653     6,293
Equity in undistributed net income of nonbank
  subsidiaries..............................................       75        --        --
                                                              -------   -------   -------
  Net income (loss).........................................  $(3,568)  $ 1,497   $ 4,511
                                                              =======   =======   =======

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2001       2000        1999
                                                              -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $(3,568)   $ 1,497    $  4,511
Adjustments to reconcile net income to net cash provided by
  operating activities:
Equity in net income of Metropolitan Bank and Trust
  Company...................................................    2,423     (1,653)     (6,293)
Equity in net income of nonbank subsidiaries................      (75)        12          --
Amortization................................................        4          4           4
Change in other assets and liabilities......................     (899)     1,079        (668)
                                                              -------    -------    --------
     Net cash from operating activities.....................   (2,115)       939      (2,446)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities...........................      244         --       1,275
Purchase of securities available for sale...................      (34)       (54)        (51)
Capital contributions to Metropolitan Bank and Trust
  Company...................................................                         (14,000)
Capital contributions to nonbank subsidiaries...............       --       (275)         --
                                                              -------    -------    --------
Net cash from investing activities..........................      210       (329)    (12,776)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of guaranteed preferred beneficial
  interests in the corporation's junior subordinated
  debentures................................................       --         --      15,073
Loan received from majority stockholder.....................    2,000         --          --
Repayment of borrowings.....................................       --        (15)         --
Net activity on lines of credit.............................   (1,000)        --      (2,000)
Proceeds from issuance of common stock......................       96        138       2,239
                                                              -------    -------    --------
Net cash from financing activities..........................    1,096        123      15,312
                                                              -------    -------    --------
     Net change in cash and cash equivalents................     (809)       733          90
Cash and cash equivalents at beginning of year..............      978        245         155
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $   169    $   978    $    245
                                                              =======    =======    ========

NOTE 20.  LOAN SECURITIZATIONS

     During 2000 and 2001, the Bank securitized one- to four-family loans and sold all of these securities while retaining the rights to service those loans. In prior years, the Bank securitized one- to four-family, multifamily, and commercial real estate loans. Those securities may have been sold or retained. All of the rights to service those loans were retained. An analysis of the activity in securitizations serviced by the Bank during 2001 and 2000 follows:

                                           1-4 FAMILY        MULTIFAMILY       COMMERCIAL REAL
                                              LOANS             LOANS           ESTATE LOANS
                                          -------------   -----------------   -----------------
Balance at December 31, 2000
  Principal balance of loans............        $71,967            $137,971             $77,125
  Amortized cost of servicing rights....            988                 772                 194
  Servicing rights as a % of
     principal..........................           1.37                0.56                0.25
New securitizations during the year
  Principal balance of loans............        218,008                  --                  --
  Fair value of servicing rights........          3,445                  --                  --
  Servicing rights as a % of
     principal..........................           1.58                  --                  --
Principal payments received on
  securitized loans.....................         69,320              22,542               8,028

                                           1-4 FAMILY        MULTIFAMILY       COMMERCIAL REAL
                                              LOANS             LOANS           ESTATE LOANS
                                          -------------   -----------------   -----------------
Balance at December 31, 2001
  Principal balance of loans............        220,656             115,429              69,097
  Amortized cost of servicing rights....          2,712                 558                 128
  Servicing rights as a % of
     principal..........................           1.23                0.48                0.18
Other information at end of period
  Securitized assets still owned........          1,552              53,547              69,097
  Delinquencies - past due 30 or more
     days...............................          1,786               3,512               5,873
  Weighted average rate.................           6.84                8.17                8.35
  Weighted average maturity in months...            341                  73                  65
  Fair value of servicing rights........          2,907               1,302                 211
  Fair value assumptions
     Discount rate......................              9%                 11%                 11%
     Weighted average prepayment
       assumption.......................         176PSA              14%CPR              15%CPR
     Anticipated delinquency............           1.02                 4.0%              18.00%
     Anticipated foreclosure rate.......             --                  --                  --
Other information for the year
  Securitized assets sold...............        218,008                  --                  --
  Gain on securitized assets sold.......          2,345                  --                  --
  Credit losses net of recoveries.......             --                  --                  --
  Range of fair value assumptions used
     Discount rate......................        9 - 9.5%          11 - 11.5%          11 - 11.5%
     Prepayment assumption..............   150 - 757PSA    12.0 - 14.0% CPR    11.0 - 15.0% CPR
     Anticipated delinquency............    0.90 - 2.00%        1.69 - 4.40%        9.5 - 11.03%
     Anticipated foreclosure rate.......             --                  --                  --

     The fair value of servicing rights remaining after loans are securitized is based on the assumptions utilized in calculating fair value. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:

                                                        1-4 FAMILY    MULTIFAMILY    COMMERCIAL REAL
                                                          LOANS          LOANS        ESTATE LOANS
                                                        ----------    -----------    ---------------
Fair value at December 31, 2001.......................    $2,907        $1,302            $211
Projected fair value based on
  1% added to discount rate...........................     2,726         1,253             207
  2% added to discount rate...........................     2,622         1,229             203
  10% increase in prepayment speed....................     2,717         1,245             206
  20% increase in prepayment speed....................     2,605         1,214             201
  25% increase in delinquency rate....................     2,858         1,276             224
  50% increase in delinquency rate....................     2,748         1,280             226
  Foreclosure rate of 0.25%...........................     2,834         1,267             220
  Foreclosure rate of 0.50%...........................     2,808         1,262             219

                                          1-4 FAMILY        MULTIFAMILY       COMMERCIAL REAL
                                             LOANS             LOANS            ESTATE LOANS
                                         -------------    ----------------    ----------------
Balance at December 31, 1999
  Principal balance of loans...........        $19,347            $145,224             $85,204
  Amortized cost of servicing rights...            141                 999                 316
  Servicing rights as a % of
     principal.........................           0.73                0.69                0.37
New securitizations during the year
  Principal balance of loans...........         60,652                  --                  --
  Fair value of servicing rights.......            858                  --                  --
  Servicing rights as a % of
     principal.........................           1.42                  --                  --
Principal payments received on
  securitized loans....................          8,032               7,253               8,080
Balance at December 31, 2000
  Principal balance of loans...........         71,967             137,971              77,125
  Amortized cost of servicing rights...            988                 772                 194
  Servicing rights as a % of
     principal.........................           1.37                0.56                0.25
Other information at end of period
  Securitized assets still owned.......            205              72,805              77,125
  Delinquencies - past due 30 or more
     days..............................            846               5,176               5,877
  Weighted average rate................           7.73                8.25                8.44
  Weighted average maturity in
     months............................            319                 100                  83
  Fair value of servicing rights.......          1,052               2,269                 445
  Fair value assumptions
     Discount rate.....................            9.0%               11.0%               11.0%
     Weighted average prepayment
       assumption......................        236 PSA             14% CPR              15%CPR
     Anticipated delinquency...........           1.10                5.21%               9.09%
     Anticipated foreclosure rate......             --                  --                  --
Other information for the year
  Securitized assets sold..............         62,736              33,545                  --
  Gain on securitized assets sold......            477                 247                  --
  Credit losses net of recoveries......             --                  --                  --
  Range of fair value assumptions used
     Discount rate.....................        9 - 9.5%          11 - 11.5%          11 - 11.5%
     Prepayment assumption.............  161 - 751 PSA    12.0 - 14.0% CPR    12.0 - 15.0% CPR
     Anticipated delinquency...........    1.10 - 2.00%        5.21 - 7.25%       9.09 - 11.00%
     Anticipated foreclosure rate......             --                  --                  --

                                                        1-4 FAMILY    MULTIFAMILY    COMMERCIAL REAL
                                                          LOANS          LOANS        ESTATE LOANS
                                                        ----------    -----------    ---------------
Fair value at December 31, 2000.......................    $1,052        $2,269            $445
Projected fair value based on 1% added to discount
  rate................................................     1,018         2,166             391
  2% added to discount rate...........................       985         2,127             383
  10% increase in prepayment speed....................     1,003         2,158             391
  20% increase in prepayment speed....................       952         2,103             383
  25% increase in delinquency rate....................     1,048         2,233             397
  50% increase in delinquency rate....................       949         2,277             392
  Foreclosure rate of 0.25%...........................     1,033         2,201             382
  Foreclosure rate of 0.50%...........................     1,031         2,198             382

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

     These interest rate swaps have been designated as cash flow hedges of certain FHLB advances and were determined to be fully effective during the year ended December 31, 2001. As such, the aggregate fair value of the swaps are recorded in other liabilities with changes in fair value recorded in other comprehensive income and no amount of ineffectiveness was included in net income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swaps. The loss recorded in other comprehensive income for the year ended December 31, 2001 totaled $3,103 and represented the decline in fair value of the swaps during the period.

     Information about notional amounts at year-end is as follows:

                                                    2001       2000
                                                   -------    -------
Interest rate swaps..............................  $40,000    $40,000

     The Bank has entered into two interest rate swap contracts, with each having a notional amount of $20,000. Both contracts mature in 2005 and have the same counterparty. The Bank receives from the respective contracts variable interest based on one-month or three-month LIBOR. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds 8.00% and 8.76% respectively on repricing dates per the terms of the contract.

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

NOTE 22.  OTHER COMPREHENSIVE INCOME

                                                               2001       2000       1999
                                                              -------    -------    -------
Accumulated other comprehensive income (loss) beginning of
  year......................................................  $(1,091)   $(4,047)   $   479
Change in unrealized gain (loss) on securities..............       90      3,819     (6,568)
Reclassification of gain (loss) realized on securities
  sales.....................................................    2,343        724        (71)
                                                              -------    -------    -------
Total change in unrealized gain (loss) on securities........    2,433      4,543     (6,639)
Tax effect of change in unrealized gain (loss) on
  securities................................................     (852)    (1,587)     2,113
Cumulative effect of recording derivative hedge at fair
  value.....................................................   (1,296)        --         --
Change in unrealized loss on qualifying cash flow hedge.....   (1,807)        --         --
Tax effect of change in unrealized loss on qualifying cash
  flow hedge................................................    1,052         --         --
                                                              -------    -------    -------
Total change in other comprehensive income (loss) for the
  year......................................................     (470)     2,956     (4,526)
                                                              -------    -------    -------
Accumulated other comprehensive income (loss) end of year...  $(1,561)   $(1,091)   $(4,047)
                                                              =======    =======    =======

NOTE 23.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FOR THE THREE MONTHS ENDED:
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Interest income...............................  $31,635     $30,070      $28,149         $24,987
Interest expense..............................   22,546      21,666       19,976          17,774
Net interest income...........................    9,089       8,404        8,173           7,213
Provision for loan losses.....................    1,055       3,145        1,150           1,155
Noninterest income............................    2,420       4,311        4,633           2,398
Noninterest expense...........................   11,218      12,553       11,058          11,313
Income tax expense (benefit)..................     (341)       (905)          60          (1,252)
Net income (loss).............................     (423)     (2,078)         538          (1,605)
Basic and diluted earnings per share..........  $ (0.05)    $ (0.26)     $  0.07         $ (0.20)
2000
Interest income...............................  $29,909     $31,539      $33,005         $33,334
Interest expense..............................   20,266      21,465       23,381          23,561
Net interest income...........................    9,643      10,074        9,624           9,773
Provision for loan losses.....................    1,500       1,600        1,750           1,500
Noninterest income............................    2,115       2,165        2,468           2,807
Noninterest expense...........................    9,359       9,827        9,900          11,074
Income tax expense (benefit)..................      292         265          143             (38)
Net income....................................      607         547          299              44
Basic and diluted earnings per share..........  $  0.08     $  0.07      $  0.04         $  0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Information in this Part III required by Item 10 ("Directors and Executive Officers of the Company"), Item 11 ("Executive Compensation"), Item 12 ("Security Ownership of Certain Beneficial Owners and Management"), and Item 13 ("Certain Relationships and Related Transactions") is incorporated herein by reference to the information contained in the Company's Proxy Statement, dated March 22, 2002 and filed on that date in connection with the Company's 2002 Annual Meeting of Shareholders. Information concerning executive officers of the Company also required by Item 10 is contained in Part I of this report under the heading "Executive Officers of the Company."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) Exhibits, financial statements, and financial statement schedules.

                                                              PAGE NO.*
                                                              ---------
1. Financial statements
     Report of Independent Auditors.........................     44
     Consolidated Statements of Financial Condition.........     45
     Consolidated Statements of Operations..................     46
     Consolidated Statements of Changes in Shareholders'
      Equity................................................     47
     Consolidated Statements of Cash Flows..................     48
     Notes to Consolidated Financial Statements.............     48
2. Financial Statement Schedules
     Parent Company Financial Statements....................     73

3.Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    3.1        Amended and Restated Articles of Incorporation of the
               Company.
    3.2        Amended and Restated Code of Regulations of the Company
               (filed as Exhibit 3.2 to the Company's Registration
               Statement on Form S-1, filed February 26, 1999 and
               incorporated herein by reference).
    3.3        Certificate of Amendment by Shareholders to the Amended and
               Restated Articles of Incorporation of the Company dated
               September 26, 2001 (filed as Exhibit 3.3 on Form 10-Q filed
               November 13, 2001).
    4.1        Indenture, dated as of April 30, 1998, of the Company
               relating to the 8.60% Junior Subordinated Debentures due
               June 30, 2028 (filed as Exhibit 4.1 to the Company's Form
               10-Q, filed May 15, 1998 and incorporated herein by
               reference).
    4.2        Amended and Restated Trust Agreement, dated as of April 30,
               1998, of Metropolitan Capital Trust I (filed as Exhibit 4.2 to the Company's Form 10-Q, filed May 15, 1998 and
               incorporated herein by reference).
    4.3        Guarantee of the Company relating to the Trust Preferred
               Securities dated April 30, 1998 (filed as Exhibit 4.3 to the
               Company's Form 10-Q, filed May 15, 1998 and incorporated
               herein by reference).
    4.4        Agreement as to Expenses and Liabilities, dated as of April
               30, 1998 (filed as Exhibit 4.4 to the Company's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    4.5        Indenture, dated as of May 14, 1999, of the Company relating to the 9.50% Junior Subordinated Debentures due June 30,
               2029 (filed as Exhibit 4.1 to the Company's Form S-1, filed
               May 11, 1999 and incorporated herein by reference).
    4.6        Amended and Restated Trust Agreement, dated as of May 14,
               1999, of Metropolitan Capital Trust II (filed as Exhibit 4.4 to the Company's Form S-1, filed May 11, 1999 and
               incorporated herein by reference).
    4.7        Guarantee of the Company relating to the Trust Preferred
               Securities dated May 14, 1999 (filed as Exhibit 4.6 to the
               Company's Form S-1, filed May 11, 1999 and incorporated
               herein by reference).
    4.8        Agreement as to Expenses and Liabilities, dated as of May
               14, 1999 (filed as Exhibit D to Exhibit 4.4 to the Company's
               Form S-1, filed May 11, 1999 and incorporated herein by
               reference).
    4.9        Specimen Subordinated Note relating to the 9 5/8%
               Subordinated Notes due January 1, 2005 (found at Sections
               2.2 and 2.3 of the Form of Indenture filed as Exhibit 4.1 to the Company's Amendment 1 to the Registration Statement on
               Form S-1 filed November 13, 1995 and incorporated herein by reference).
    4.10       Form of Indenture entered into December 1, 1995 between
               Metropolitan and Boatmen's Trust Company (filed as Exhibit
               4.1 to the Company's Amendment No. 1 to the Registration
               Statement on Form S-1 filed November 13, 1995 and
               incorporated herein by reference).
   10.1        The Restated Loan Agreement dated as of February 22, 1995
               and entered into on October 16, 1996 by and between The
               Huntington National Bank and the Company (filed as Exhibit
               99.1 to the Company's Amendment 1 to Form S-1A filed October
               18, 1996 and incorporated herein by reference).
   10.2        First Amendment to the Restated Loan Agreement by and
               between The Huntington National Bank and the Company dated as of March 31, 1998 (filed as Exhibit 99 to the Company's
               Form 10-Q filed on May 15, 1998 and incorporated herein by reference).
   10.3        Second Amendment to the Restated Loan Agreement by and
               between The Huntington National Bank and the Company dated as of December 18, 1998 (filed as Exhibit 99.4 to the
               Company's Form S-1 filed on February 26, 1999 and
               incorporated herein by reference).
   10.4        Third Amendment to the Restated Loan Agreement by and
               between The Huntington National Bank and the Company dated as of May 28, 1999 (filed as Exhibit 10.1 to the Company's
               Form 10-Q filed August 16, 1999 and incorporated herein by reference).
   10.5        Fourth Amendment to the Restated Loan Agreement by and
               between The Huntington National Bank and the Company dated as of May 31, 2000.
   10.6        Fifth Amendment to the Restated Loan Agreement by and
               between The Huntington National Bank and the Company dated as of July 28, 2000 (filed as Exhibit 10.1 to the Company's
               Form 10-Q filed on November 14, 2000 and incorporated herein by reference).
   10.7        Sixth Amendment to the Restated Loan Agreement by and
               between The Huntington National Bank and the Company dated as of May 31, 2001 (filed as Exhibit 10.1 to the Company's
               Form 10-Q filed August 14, 2001 and incorporated herein by reference).
   10.8        Addendum to Sixth Amendment to the Restated Loan Agreement
               by and between The Huntington National Bank, Robert M. Kaye as guarantor and the Company dated as of October 16, 2001
               (filed as Exhibit 10.1 to the Company's Form 10-Q filed on
               November 13, 2001 and incorporated herein by reference).
   10.9        Second Addendum to Sixth Amendment to the Restated Loan
               Agreement by and between The Huntington National Bank,
               Robert M. Kaye as guarantor and the Company dated as of
               January 7, 2002.
   10.10       Supervisory Agreement dated July 26, 2001 between
               Metropolitan Financial Corp. and the Office of Thrift
               Supervision (filed as Exhibit 10.2 to the Company's Form
               10-Q dated August 14, 2001 and incorporated herein by
               reference).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.11       Supervisory Agreement dated July 26, 2001 between
               Metropolitan Bank and Trust Company, the State of Ohio,
               Division of Financial Institutions, and the Office of Thrift
               Supervision (filed as Exhibit 10.3 to the Company's Form
               10-Q dated August 14, 2001 and incorporated herein by
               reference).
   10.12       December 21, 2001 letter from the State of Ohio Division of
               Financial Institutions and Office of Thrift Supervision to
               Metropolitan Bank and Trust Company (filed as Exhibit 99.1 to the Company's Form 8-K dated December 31, 2001 and
               incorporated herein by reference).
   10.13       December 27, 2001 letter from the Office of Thrift
               Supervision to the Company (filed as Exhibit 99.2 to the
               Company's Form 8-K dated December 31, 2001 and incorporated herein by reference).
   11          Statement regarding computation of per share earnings
               (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.
   21          List of subsidiaries of the Company (filed as Exhibit 21 to
               Metropolitan's Registration Statement on Form S-1, filed
               February 26, 1999 and incorporated herein by reference).
   23          Consent of Independent Accountants.
   24          Power of Attorney.

REPORTS ON FORM 8-K.

     On December 31, 2001, the Company filed a Current Report on Form 8-K to report, under Item 5, that on December 21, 2001, the Ohio Department of Commerce, Division of Financial Institutions and the Office of Thrift Supervision approved the request by the Company's wholly-owned subsidiary, Metropolitan Bank and Trust Company, to extend the deadlines contained in its July 26, 2001 Supervisory Agreement pertaining to their submission of a Capital Improvement and Risk Reduction Plan, to increase core and risk-based capital to a level in excess of "well capitalized," to reduce its investment in artwork, and to infuse capital under its capital plan as required under the Supervisory Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METROPOLITAN FINANCIAL CORP.

                                        By: /s/ Kenneth T. Koehler
                                           -----------------------------------
                                           Kenneth T. Koehler,
                                           President, Assistant Secretary,
                                           Assistant Treasurer, and Director

                                           Date: March 22, 2002

                                           ------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By: /s/ Donald F. Smith
                                           ------------------------------------
                                           Donald F. Smith,
                                           Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                           Date: March 22, 2002
                                           ------------------------------------


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

                                        By: /s/ Kenneth T. Koehler
                                            -----------------------------------
                                            Kenneth T. Koehler
                                            Attorney-in-Fact

                                           Date: March 22, 2002
                                           ------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  3.1    Amended and Restated Articles of Incorporation of the
         Company.
  3.2    Amended and Restated Code of Regulations of the Company
         (filed as Exhibit 3.2 to the Company's Registration
         Statement on Form S-1, filed February 26, 1999 and
         incorporated herein by reference).
  3.3    Certificate of Amendment by Shareholders to the Amended and
         Restated Articles of Incorporation of the Company dated
         September 26, 2001 (filed as Exhibit 3.3 on Form 10-Q filed
         November 13, 2001).
  4.1    Indenture, dated as of April 30, 1998, of the Company
         relating to the 8.60% Junior Subordinated Debentures due
         June 30, 2028 (filed as Exhibit 4.1 to the Company's Form
         10-Q, filed May 15, 1998 and incorporated herein by
         reference).
  4.2    Amended and Restated Trust Agreement, dated as of April 30,
         1998, of Metropolitan Capital Trust I (filed as Exhibit 4.2 to the Company's Form 10-Q, filed May 15, 1998 and
         incorporated herein by reference).
  4.3    Guarantee of the Company relating to the Trust Preferred
         Securities dated April 30, 1998 (filed as Exhibit 4.3 to the
         Company's Form 10-Q, filed May 15, 1998 and incorporated
         herein by reference).
  4.4    Agreement as to Expenses and Liabilities, dated as of April
         30, 1998 (filed as Exhibit 4.4 to the Company's Form 10-Q, filed May 15, 1998 and incorporated herein by reference).
  4.5    Indenture, dated as of May 14, 1999, of the Company relating to the 9.50% Junior Subordinated Debentures due June 30,
         2029 (filed as Exhibit 4.1 to the Company's Form S-1, filed
         May 11, 1999 and incorporated herein by reference).
  4.6    Amended and Restated Trust Agreement, dated as of May 14,
         1999, of Metropolitan Capital Trust II (filed as Exhibit 4.4 to the Company's Form S-1, filed May 11, 1999 and
         incorporated herein by reference).
  4.7    Guarantee of the Company relating to the Trust Preferred
         Securities dated May 14, 1999 (filed as Exhibit 4.6 to the
         Company's Form S-1, filed May 11, 1999 and incorporated
         herein by reference).
  4.8    Agreement as to Expenses and Liabilities, dated as of May
         14, 1999 (filed as Exhibit D to Exhibit 4.4 to the Company's
         Form S-1, filed May 11, 1999 and incorporated herein by
         reference).
  4.9    Specimen Subordinated Note relating to the 9 5/8%
         Subordinated Notes due January 1, 2005 (found at Sections
         2.2 and 2.3 of the Form of Indenture filed as Exhibit 4.1 to the Company's Amendment 1 to the Registration Statement on
         Form S-1 filed November 13, 1995 and incorporated herein by reference).
  4.10   Form of Indenture entered into December 1, 1995 between
         Metropolitan and Boatmen's Trust Company (filed as Exhibit
         4.1 to the Company's Amendment No. 1 to the Registration
         Statement on Form S-1 filed November 13, 1995 and
         incorporated herein by reference).
 10.1    The Restated Loan Agreement dated as of February 22, 1995
         and entered into on October 16, 1996 by and between The
         Huntington National Bank and the Company (filed as Exhibit
         99.1 to the Company's Amendment 1 to Form S-1A filed October
         18, 1996 and incorporated herein by reference).
 10.2    First Amendment to the Restated Loan Agreement by and
         between The Huntington National Bank and the Company dated as of March 31, 1998 (filed as Exhibit 99 to the Company's
         Form 10-Q filed on May 15, 1998 and incorporated herein by reference).
 10.3    Second Amendment to the Restated Loan Agreement by and
         between The Huntington National Bank and the Company dated as of December 18, 1998 (filed as Exhibit 99.4 to the
         Company's Form S-1 filed on February 26, 1999 and
         incorporated herein by reference).
 10.4    Third amendment to the Restated Loan Agreement by and
         between The Huntington National Bank and the Company dated as of May 28, 1999 (filed as Exhibit 10.1 to the Company's
         Form 10-Q filed August 16, 1999 and incorporated herein by reference).
 10.5    Fourth Amendment to the Restated Loan Agreement by and
         between The Huntington National Bank and the Company dated as of May 31, 2000.

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 10.6    Fifth Amendment to the Restated Loan Agreement by and
         between The Huntington National Bank and the Company dated as of July 28, 2000 (filed as Exhibit 10.1 to the Company's
         Form 10-Q filed on November 14, 2000 and incorporated herein by reference).
 10.7    Sixth Amendment to the Restated Loan Agreement by and
         between The Huntington National Bank and the Company dated as of May 31, 2001 (filed as Exhibit 10.1 to the Company's
         Form 10-Q filed August 14, 2001 and incorporated herein by reference).
 10.8    Addendum to Sixth Amendment to the Restated Loan Agreement
         by and between The Huntington National Bank, Robert M. Kaye as guarantor and the Company dated as of October 16, 2001
         (filed as Exhibit 10.1 to the Company's Form 10-Q filed on
         November 13, 2001 and incorporated herein by reference).
 10.9    Second Addendum to Sixth Amendment to the Restated Loan
         Agreement by and between The Huntington National Bank,
         Robert M. Kaye as guarantor and the Company dated as of
         January 7, 2002.
 10.10   Supervisory Agreement dated July 26, 2001 between
         Metropolitan Financial Corp. and the Office of Thrift
         Supervision (filed as Exhibit 10.2 to the Company's Form
         10-Q dated August 14, 2001 and incorporated herein by
         reference).
 10.11   Supervisory Agreement dated July 26, 2001 between
         Metropolitan Bank and Trust Company, the State of Ohio,
         Division of Financial Institutions, and the Office of Thrift
         Supervision (filed as Exhibit 10.3 to the Company's Form
         10-Q dated August 14, 2001 and incorporated herein by
         reference).
 10.12   December 21, 2001 letter from the State of Ohio Division of
         Financial Institutions and Office of Thrift Supervision to
         Metropolitan Bank and Trust Company (filed as Exhibit 99.1 to the Company's Form 8-K dated December 31, 2001 and
         incorporated herein by reference).
 10.13   December 27, 2001 letter from the Office of Thrift
         Supervision to the Company (filed as Exhibit 99.2 to the
         Company's Form 8-K dated December 31, 2001 and incorporated herein by reference).
 11      Statement regarding computation of per share earnings
         (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.
 21      List of subsidiaries of the Company (filed as Exhibit 21 to
         Metropolitan's Registration Statement on Form S-1 filed
         February 26, 1999 and incorporated herein by reference)
 23      Consent of Independent Accountants
 24      Power of Attorney