Form 10-Q
period 2002-03-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2002-05-15
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    ---------------


     Commission file number         000-21553
                           --------------------------


                          METROPOLITAN FINANCIAL CORP.
                  --------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Ohio                              34-1109469
---------------------------------------         -----------------------------
 (State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

  22901 Millcreek Blvd.,  Highland Hills, Ohio               44122
------------------------------------------------- --------------------------
   (Address of Principal Executive Offices)              (Zip Code)

                                 (216) 206-6000
-----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X         No
     -------         -------

As of May 10, 2002, there were 16,140,231 common shares of the Registrant issued and outstanding.

                          METROPOLITAN FINANCIAL CORP.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS
                                -----------------

  PART I.    FINANCIAL INFORMATION                                        PAGE

  Item 1.  Financial Statements:

    Consolidated Statements of Financial Condition
    as of March 31, 2002 and December 31, 2001                              3

    Consolidated Statements of Operations for the three
    months ended March 31, 2002 and 2001                                    4

    Condensed Consolidated Statements of Cash Flows
    for the three months ended March 31, 2002 and 2001                      5

    Consolidated Statements of Changes in Shareholders' Equity for
    the three months ended March 31, 2002 and 2001                          6

    Notes to Consolidated Financial Statements                            7-16

  Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           17-27

  Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                             27-31

  PART II.   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                 31

  SIGNATURE                                                                32

                          METROPOLITAN FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                   March 31, 2002   December 31, 2001
                                                   --------------   -----------------
ASSETS
Cash and due from banks                              $    37,442    $    46,699
Interest-bearing deposits in other banks                   6,340            577
Securities available for sale                            165,417         94,354
Securities held to maturity                               14,832         14,829
Mortgage-backed securities available for sale            157,851        167,313
Loans held for sale                                       46,680        169,320
Loans receivable, net                                  1,005,697        974,452
Federal Home Loan Bank stock                              17,076         16,889
Premises and equipment, net                               68,841         62,831
Premises and equipment held for sale                       2,000          8,669
Loan servicing rights, net                                24,195         22,951
Accrued income, prepaid expenses and other assets         24,774         24,233
Real estate owned, net                                     5,581          2,791
Goodwill and other intangible assets                       2,509          2,512
                                                     -----------    -----------
     Total assets                                    $ 1,579,235    $ 1,608,420
                                                     ===========    ===========

LIABILITIES
Noninterest-bearing deposits                         $   127,815    $   146,055
Interest-bearing deposits                                979,427        996,339
                                                     -----------    -----------
     Total deposits                                    1,107,242      1,142,394
Borrowings                                               336,999        340,897
Other liabilities                                         26,514         35,862
Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures               43,750         43,750
                                                      -----------    -----------
     Total liabilities                                 1,514,505      1,562,903

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
   none issued                                              --             --
Common stock, no par value, 30,000,000 shares
   authorized, 16,136,630 and 8,128,663 shares
   issued and outstanding, respectively                     --             --
Additional paid-in capital                                42,050         20,978
Retained earnings                                         26,261         26,100
Accumulated other comprehensive loss                      (3,581)        (1,561)
                                                     -----------    -----------
  Total shareholders' equity                              64,730         45,517
                                                     -----------    -----------
     Total liabilities and shareholders' equity      $ 1,579,235    $ 1,608,420
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)



                                                    Three Months ended March 31,
                                                    ----------------------------
                                                          2002           2001
INTEREST INCOME
  Interest and fees on loans                         $    19,981    $    26,998
  Interest on mortgage-backed securities                   2,512          3,361
  Interest and dividends on other investments              1,275          1,276
                                                     -----------    -----------
    Total interest income                                 23,768         31,635
INTEREST EXPENSE
  Interest on deposits                                    10,101         15,130
  Interest on borrowings                                   5,297          6,418
  Interest on Junior Subordinated Debentures               1,039            998
                                                     -----------    -----------
    Total interest expense                                16,437         22,546
NET INTEREST INCOME                                        7,331          9,089
Provision for loan losses                                    100          1,055
                                                     -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        7,231          8,034
NONINTEREST INCOME
  Net gain on sale of loans                                1,707            669
  Loan servicing loss, net                                  (507)          (109)
  Service charges on deposit accounts                        460            404
  Net gain on sale of securities                             991            400
  Other operating income                                   1,949          1,056
                                                     -----------    -----------
    Total noninterest income                               4,600          2,420
NONINTEREST EXPENSE
  Salaries and related personnel costs                     5,814          5,770
  Occupancy and equipment expense                          1,662          1,767
  Federal deposit insurance premiums                         327            347
  Data processing expense                                    392            417
  Marketing expense                                          222            279
  State franchise taxes                                       60            244
  Amortization of intangibles                                  3             69
  Other operating expenses                                 3,133          2,325
                                                     -----------    -----------
    Total noninterest expense                             11,613         11,218
                                                     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                            218           (764)
Provision (benefit) for income taxes                          57           (341)
                                                     -----------    -----------
NET INCOME (LOSS)                                    $       161    $      (423)
                                                     ===========    ===========

Basic and diluted earnings (loss) per share          $      0.02    $     (0.05)
                                                     ===========    ===========

Weighted average shares outstanding for basic
  earnings per share                                   8,576,956      8,103,437
Effect of dilutive options                                  --             --
                                                     -----------    -----------
Weighted average shares outstanding for diluted
  earnings per share                                   8,576,956      8,103,437
                                                     ===========    ===========

 See accompanying notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                    2002          2001
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                             $  47,438    $  (5,020)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                    (83,310)     (45,060)
  Purchases of:
    Loans                                                              (89)     (51,352)
    Mortgage-backed securities                                     (11,545)     (10,299)
    Securities available for sale                                 (135,113)      (1,319)
    Mortgage servicing rights                                       (1,128)         423
    Premises and equipment                                            (575)      (3,469)
    Interest bearing deposits in other banks                        (5,763)        --
  Proceeds from maturities and repayments of:
    Loans                                                          110,613       89,073
    Mortgage-backed securities                                      16,991        4,194
    Securities available for sale                                   64,394       10,000
  Proceeds from sale of:
    Loans                                                            6,500         --
    Premises, equipment, and real estate owned                         308          348
                                                                 ---------    ---------
      Net cash used in investing activities                        (38,717)      (7,461)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                   (35,152)      13,343
  Proceeds from borrowings                                            --         20,000
  Repayment of borrowings                                           (1,898)      (3,651)
  Net activity on lines of credit                                     --        (20,000)
  Proceeds from issuance of common stock                            19,072           25
                                                                 ---------    ---------
    Net cash provided by (used in) financing activities            (17,978)       9,717
                                                                 ---------    ---------

Net change in cash and cash equivalents                             (9,257)      (2,764)
Cash and cash equivalents at beginning of period                    46,699        7,010
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  37,442    $  14,246
                                                                 =========    =========



Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                     $  15,838    $  22,675
    Income taxes                                                       402        1,174
Transfer from loans receivable to real estate owned                  3,114          305
Transfer from loans receivable to loans held for sale               28,579       53,634
Transfer from loans held for sale to loans receivable               81,510         --
Loans securitized                                                   82,848       27,753
Transfer from premises and equipment held for sale to premises
    and equipment                                                    6,669         --
Exchange of loan for common stock                                    2,000         --

See accompanying notes to consolidated financial statements.

                          METROPOLITAN FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

                                                                                           ACCUMULATED
                                                           ADDITIONAL                         OTHER                TOTAL
                                             COMMON         PAID-IN          RETAINED     COMPREHENSIVE          SHAREHOLDERS'
                                             STOCK          CAPITAL          EARNINGS      INCOME (LOSS)           EQUITY
                                             -----          -------          --------      -------------           ------
BALANCE DECEMBER 31, 2000                 $    --           $20,882          $29,668           $(1,091)           $49,459
Comprehensive income (loss):
   Net income                                                                   (423)                                (423)
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $102,000 from net income                                                                  (998)              (998)
                                                                                                                  -------
     Total comprehensive income (loss)                                                                             (1,421)
Issuance of shares of common stock
   Stock purchase plan-8,181 shares                              25                                                    25
                                                            -------          -------           -------            -------
BALANCE MARCH 31, 2001                    $    --           $20,907          $29,245           $(2,089)           $48,063
                                                            =======          =======           =======            =======


BALANCE DECEMBER 31, 2001                 $    --           $20,978          $26,100           $(1,561)           $45,517
Comprehensive income (loss):
   Net income                                                                    161                                  161
   Change in unrealized gain on
     securities, net of tax and net
     of reclassification of gain
     of $378,000 from net income                                                                (2,020)            (2,020)
                                                                                                                  -------
     Total comprehensive income (loss)                                                                             (1,859)
Net proceeds from issuance of shares of
   common stock
   Stock offerings-8,000,000 shares                          21,050                                                21,050
   Stock purchase plan-7,967 shares                              22                                                    22
                                                            -------          -------           -------            -------
BALANCE MARCH 31, 2002                    $    --           $42,050          $26,261           $(3,581)           $64,730
                                                            =======          =======           =======            =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data.

Metropolitan Financial Corp. ("Metropolitan" or the "Company") is a savings and loan holding company and an Ohio corporation. Metropolitan is engaged in the business of originating multifamily and commercial real estate loans primarily in Ohio and Pennsylvania and purchasing multifamily and commercial real estate loans throughout the United States. Metropolitan offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating one- to four-family residential real estate, construction, business and consumer loans. The accounting policies of the Company conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of (a) the results of operations for the three-month periods ended March 31, 2002 and 2001; (b) the financial condition at March 31, 2002 and December 31, 2001; (c) the statement of cash flows for the three-month periods ended March 31, 2002 and 2001; and (d) the statement of changes in shareholders' equity for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other period. The annual report for Metropolitan for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

         USE OF ESTIMATES: In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses as well as the disclosures provided. Future results could differ from current estimates. Areas involving the use of management's estimates and assumptions primarily include the allowance for losses on loans, the valuation of loan servicing rights, the value of loans held for sale, fixed assets held for sale, fair value of certain securities, the carrying value and amortization of intangibles, the value of real estate owned, the determination and carrying value of impaired loans, and the fair value of financial instruments. Estimates that are more susceptible to change in the near term include the allowance for loan losses, the valuation of loan servicing rights, the value of loans held for sale, the value of real estate owned, and the fair value of certain securities.

         EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income or loss by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income or loss by the diluted weighted average shares outstanding. Diluted weighted average shares were calculated assuming the exercise of stock options less the treasury shares assumed to be purchased using the average market price of the Company's stock. Stock options totaling 1,359,378 and 1,168,878, respectively were not considered in computing diluted earnings per common share for March 31, 2002 and 2001 because they were antidilutive.

         NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible assets and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, ceased being amortized starting in 2002. Periodic impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value.

2.  SUPERVISORY AGREEMENT

On July 26, 2001, the Company entered into a supervisory agreement with the Office of Thrift Supervision, which required the Company to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from Metropolitan Bank. On January 31, 2002, the Company initiated an offer of common stock for sale under a rights offering and a concurrent offering to the public. Management used the net proceeds of the 2002 offerings to raise the capital required by this supervisory agreement.

Additionally, Metropolitan Bank entered into a separate supervisory agreement with the OTS and the Ohio Department of Financial Institutions, which requires Metropolitan Bank to do the following:

         - Develop a capital improvement and risk reduction plan by September 28, 2001, which date was extended to December 28, 2001;

         - Achieve or maintain compliance with core and risk-based capital standards at the "well-capitalized" level, including a risk-based capital ratio of 10% by December 31, 2001, which date was extended to March 31, 2002. The Company had achieved a "well capitalized" level at March 31, 2002;

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


3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at March 31, 2002 and December 31, 2001 are as follows:


                                                                                        March 31, 2002
                                                               ----------------------------------------------------------
                                                                Amortized   Gross Unrealized  Gross Unrealized    Fair
                                                                    Cost         Gains           Losses          Value
                                                                ---------      ---------       ---------       ---------
AVAILABLE FOR SALE
Mutual funds                                                   $  11,345                                      $  11,345
FreddieMac preferred stock                                         7,500                      $    (562)          6,938
FannieMae notes                                                    5,002                           (114)          4,888
Federal Home Loan Bank note                                        5,000                            (96)          4,904
Treasury notes and bills                                         137,303      $      73             (34)        137,342
Mortgage-backed securities                                       160,048            413          (2,610)        157,851
                                                               ---------      ---------       ---------       ---------
                                                                 326,198            486          (3,416)        323,268
HELD TO MATURITY
Tax-exempt municipal bond                                         14,352                         (3,084)         11,268
Revenue bond                                                         480             12                             492
                                                               ---------      ---------       ---------       ---------
                                                                  14,832             12          (3,084)         11,760
                                                               ---------      ---------       ---------       ---------
   Total securities                                            $ 341,030      $     498       $  (6,500)      $ 335,028
                                                               =========      =========       =========       =========

                                                                                        December 31, 2001
                                                               ----------------------------------------------------------
                                                                Amortized   Gross Unrealized  Gross Unrealized    Fair
                                                                    Cost         Gains           Losses          Value
                                                                ---------      ---------       ---------       ---------
AVAILABLE FOR SALE
Mutual funds                                                   $   5,784                                      $   5,784
FreddieMac preferred stock                                         7,500                      $    (750)          6,750
FannieMae notes                                                   10,003                           (129)          9,874
Treasury notes and bills                                          72,056      $      74            (184)         71,946
Mortgage-backed securities                                       165,508          1,895             (90)        167,313
                                                               ---------      ---------       ---------       ---------
                                                                 260,851          1,969          (1,153)        261,667
HELD TO MATURITY
Tax-exempt municipal bond                                         14,349                         (2,737)         11,612
Revenue bond                                                         480             15                             495
                                                               ---------      ---------       ---------       ---------
                                                                  14,829             15          (2,737)         12,107
                                                               ---------      ---------       ---------       ---------
   Total securities                                            $ 275,680      $   1,984       $  (3,890)      $ 273,774
                                                               =========      =========       =========       =========

The tax-exempt municipal bond represents a single issue secured by a multifamily property. The marketability and market value of the bond have declined between December 31, 2001 and March 31, 2002. However, management does not believe permanent impairment has occurred because the estimated underlying value of the property is sufficient to secure the principal and interest of the bond.

4. LOANS RECEIVABLE

The composition of the loan portfolio at March 31, 2002 and December 31, 2001 is as follows:

                                                 March 31, 2002  December 31, 2001
                                                 --------------  -----------------
Real estate loans
   Construction loans:
      One- to four-family                        $   154,528        $   150,705
      Multifamily                                      7,367              6,360
      Commercial                                       3,992              2,134
      Land                                            73,608             74,305
      Loans in process                               (78,280)           (80,214)
                                                 -----------        -----------
         Construction loans, net                     161,215            153,290

   Permanent loans:
      One- to four-family                            149,752            171,813
      Multifamily                                    251,921            224,542
      Commercial                                     194,816            164,786
                                                 -----------        -----------
         Total real estate loans                     757,704            714,431
Consumer loans                                       129,353            138,698
Business and other loans                             130,269            133,684
                                                 -----------        -----------
         Total loans                               1,017,326            986,813
Premiums on loans, net                                 6,262              6,969
Deferred loan fees, net                               (2,023)            (2,080)
Allowance for losses on loans                        (15,868)           (17,250)
                                                 -----------        -----------
        Total loans receivable                   $ 1,005,697        $   974,452
                                                 ===========        ===========

Activity in the allowance for losses on loans for the periods ended March 31, 2002 and 2001 is as follows:

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2002           2001
                                                           ----           ----
             Balance at the beginning of the period      $ 17,250       $ 13,951
             Provision for loan losses                        100          1,055
             Charge-offs                                   (1,546)          (519)
             Recoveries                                        64             --
                                                         --------       --------
             Balance at end of period                    $ 15,868       $ 14,487
                                                         ========       ========


Nonperforming loans are as follows at:

                                                          March 31,         December 31,
                                                            2002              2001
                                                            ----              ----
Loans past due over 90 days still on accrual             $  1,612       $     85
Nonaccrual loans                                           25,281         30,602

Management analyzes loans both on an individual and collective basis and considers a loan to be impaired when it is probable that all principal and interest amounts will not be collected according to the loan contract based on current information and events. Loans which are past due two payments or less and that management feels are probable of being restored to current status within 90 days are not considered to be impaired loans. All impaired loans are included in nonperforming loans.

Information regarding impaired loans is as follows:

                                                          March 31,     December 31,
                                                            2002          2001
                                                          -------        -------
Balance of impaired loans                                 $14,964        $15,260
Less portion for which no allowance
  for losses on loans is allocated                          2,852          3,147
                                                          -------        -------
Balance of impaired loans for which
  an allowance for loan losses is allocated               $12,112        $12,113
                                                          =======        =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance                  $ 3,476        $ 3,476
                                                          =======        =======


                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              2002          2001
                                                              ----          ----
Average investment in impaired loans
  during the period                                       $14,964          $13,261
                                                          =======          =======
Interest income recognized during
  impairment                                              $   165          $   983
                                                          =======          =======
Interest income recognized on a
  cash basis during the period                            $   165          $   983
                                                          =======          =======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31, 2002 and December 31, 2001 are summarized as follows:

                                                     March 31,        December 31,
                                                       2002              2001
                                                       ----              ----
Mortgage loan portfolios serviced for:
  FreddieMac                                        $1,437,439        $1,292,009
  FannieMae                                            568,086           617,305
  Other                                                273,228           294,559
                                                    ----------        ----------
    Total loans serviced for others                 $2,278,753        $2,203,873
                                                    ==========        ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $37.6 million and $48.5 million at March 31, 2002 and December 31, 2001, respectively.

The following is an analysis of the changes in the cost of loan servicing rights for the three-month periods ended March 31, 2002 and 2001:

                                                     Three Months Ended March 31,
                                                       -----------------------
                                                       2002             2001
                                                       ----             ----
Balance at the beginning of the period                $ 22,951           20,597
Acquired or originated                                   3,232            1,877
Recovery of impairment                                     736             --
Amortization                                            (2,724)          (1,488)
                                                      --------         --------

Balance at the end of the period                      $ 24,195         $ 20,986
                                                      ========         ========


6. DEPOSITS

Deposits consist of the following:

                                                      MARCH 31, 2002             DECEMBER 31, 2001
                                                      --------------             -----------------
                                              AMOUNT           PERCENT          AMOUNT           PERCENT
                                            ----------       ----------       ----------       ----------

Noninterest-bearing checking accounts       $  127,815               12%      $  146,055               13%
                                            ----------       ----------       ----------       ----------
Interest-bearing checking accounts             204,390               18          198,414               17
Passbook savings and statement savings          86,926                8           82,619                7
Certificates of deposit                        688,111               62          715,306               63
                                            ----------       ----------       ----------       ----------
  Total interest-bearing deposits              979,427               88          996,339               87
                                            $1,107,242              100%      $1,142,394              100%
                                            ==========       ==========       ==========       ==========


At March 31, 2002, scheduled maturities of certificates of deposit were as follows:

                           Year                                                    Weighted Average
                          Ended                                  Amount             Interest Rate
                          -----                                  ------             -------------
                           2002                                $380,031                   4.55%
                           2003                                 218,487                   5.82
                           2004                                  44,864                   4.80
                           2005                                   9,439                   3.73
                           2006                                  24,427                   5.46
                        Thereafter                               10,863                   5.23
                                                               --------
                                                               $688,111                   4.67%
                                                               ========

Brokered and out-of-state deposits decreased from $127.8 million at December 31, 2001 to $107.8 million at March 31, 2002.

7. BORROWINGS

Borrowings consist of the following at March 31, 2002 and December 31, 2001:

                                                         March 31,2002             December 31, 2001
                                                         -------------             -----------------
                                                    Amount           Rate        Amount         Rate
                                                ------------       -------     ----------      -------
Federal Home Loan Bank Advances                 $  277,014           5.6%      $  278,912           6.2%
Reverse repurchase agreements                       41,000           5.9           41,000           5.9
Commercial bank note payable                         5,000           4.8            5,000           4.8
Loan from majority stockholder                        --            --              2,000           0.0
Subordinated debt maturing January 1, 2005          13,985           9.6           13,985           9.6
                                                ----------                     ----------
                                                $  336,999                     $  340,897
                                                ==========                     ==========

At March 31, 2002, scheduled payments on borrowings are as follows:

                                                                       Weighted Average
                             Year Ended              Amount             Interest Rate
                             ----------              ------              -------------
                               2002                $ 62,325                    6.14%
                               2003                  69,201                    5.81
                               2004                  69,495                    6.14
                               2005                  97,456                    6.83
                               2006                   4,292                    6.61
                                 Thereafter          34,230                    6.40
                                                   --------                --------
Total                                              $336,999                    6.29%
                                                   ========

At March 31, 2002, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one- to-four-family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $17.1 million, $147.9 million, $178.3 million, and $163.8 million, respectively.

The Company has a note payable with a commercial bank. At March 31, 2002, the current balance outstanding was $5.0 million. The loan matures December 31, 2002. As collateral for the loan, the Company's largest shareholder, Robert Kaye, has agreed to pledge a portion of his common shares of the Company in an amount greater than 50% of the outstanding stock of the Company. In addition, Mr. Kaye has agreed to pledge any additional shares of the Company he may acquire in the future. The loan agreement with the commercial bank has a covenant requiring a minimum return on assets for the previous nine months. If the Company fails to meet this covenant the loan could become immediately due and payable. If that happened the 1995 notes would also become due and payable. The Company has met this requirement or the commercial bank has waived compliance with this requirement for all periods through March 31, 2002.

In December 2001, the Company entered into a loan agreement with Robert Kaye, their majority shareholder. The loan agreement is in the amount of $2.0 million and bears no interest. The Company repaid the loan to Mr. Kaye with proceeds from the stock offerings in March 2002.

During 1995, the Company issued subordinated notes ("1995 Subordinated Notes") totaling $14.0 million. Interest on the notes is paid quarterly and principal will be repaid when the notes mature January 1, 2005. Total issuance costs of approximately $1.2 million are being amortized on a straight line basis over the life of the notes. The notes are unsecured. Effective November 30, 2000, the notes may be redeemed at par at any time.


8. OFF-BALANCE SHEET ACTIVITIES

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

As of March 31, 2002, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $89.7 million and $49.8 million, respectively. In addition, the Bank had firm commitments to sell loans totaling $60.2 at March 31, 2002. The Bank's commitments to originate and purchase loans are for loans with rates ranging from 5.375% to 17.0% and commitment periods up to one year.

The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.7 million, do not accrue interest and are renewed on an annual basis.

The Bank has entered into two interest rate swap contracts to hedge variable rate advances with each having a notional amount of $20.0 million. Both contracts mature within five years and have the same counterparty, a nationally recognized broker/dealer. The Bank receives from the contracts variable interest based on one-month or three-month LIBOR, respectively. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain rates set on specific dates per the terms of the contracts. The market value of the two swap contracts at March 31, 2002 was an unrealized loss of $2.5 million.

9. SEGMENT REPORTING

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

         PARENT AND OTHER--The category below labeled Parent and Other consists of the remaining segments of Metropolitan's business. It includes corporate treasury, interest rate risk, and financing operations, which do not generate revenue from outside customers. The net interest income that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is included in this category.

Operating results and other financial data for the current and preceding year were as follows (in thousands):

               AS OF OR FOR THE THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------

                                            RETAIL AND
                                            COMMERCIAL       MORTGAGE        PARENT
                                             BANKING         BANKING        AND OTHER           TOTAL
                                           ----------       ----------      ----------       ----------
OPERATING RESULTS:
Net interest income                        $    5,399       $    3,544      $   (1,612)      $    7,331
Provision for losses on loans                      90               10            --                100
                                           ----------       ----------      ----------       ----------
Net interest income after
  provision for loan losses                     5,309            3,534          (1,612)           7,231
Noninterest income                                808            2,547           1,245            4,600
Direct noninterest expense                      5,045            2,668             494            8,207
Allocation of overhead                          2,228            1,178                            3,406
                                           ----------       ----------      ----------       ----------
Net income (loss) before income taxes      $   (1,156)      $    2,235      $     (861)      $      218
                                           ==========       ==========      ==========       ==========
FINANCIAL DATA:
Segment assets                             $  912,949       $  402,468      $  263,818       $1,579,235
Depreciation and amortization                   1,614            1,690             359            3,663
Expenditures for additions
  to premises and equipment                       436              139                              575


               AS OF OR FOR THE THREE MONTHS ENDED MARCH 31, 2001
------------------------------------------------------------------------------

                                             RETAIL AND
                                            COMMERCIAL          MORTGAGE           PARENT
                                              BANKING           BANKING           AND OTHER        TOTAL
                                              -------           -------           ---------        -----
OPERATING RESULTS:
Net interest income                        $     4,845       $     4,460      $      (216)      $     9,089
Provision for losses on loans                      949               106             --               1,055
                                           -----------       -----------      -----------       -----------
Net interest income after
     provision for loan losses                   3,896             4,354             (216)            8,034
Noninterest income                               1,035               982              403             2,420
Direct noninterest expense                       4,755             1,924              430             7,109
Allocation of overhead                           2,925             1,184                              4,109
                                           -----------       -----------      -----------       -----------
Net (loss) income before income taxes      $    (2,749)      $     2,228      $      (243)      $      (764)
                                           ===========       ===========      ===========       ===========
FINANCIAL DATA:
Segment assets                             $ 1,055,288       $   487,764      $   162,620       $ 1,705,672
Depreciation and amortization                      686             1,340               91             2,117
Expenditures for additions
  to premises and equipment                      2,859               610                              3,469


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


10. RIGHTS AND COMMON STOCK OFFERINGS

On March 22, 2002, the Company closed its offering to current shareholders of non-transferable rights to purchase shares of Company common stock and also a concurrent offering of shares of common stock in a public offering. The purpose of these offerings was to raise funds to increase the equity capital of the Metropolitan Bank as required under the supervisory agreements signed with the Office of Thrift Supervision and the Ohio Department of Financial Institutions on July 26, 2001 (the "supervisory agreement") and to make a $1.0 million required principal payment on the commercial bank note. These offerings generated gross proceeds of $22.0 million, substantially exceeding the $13.0 million minimum established for the offerings. As a result of the offerings, the Bank's regulatory capital ratios are now in excess of the "well-capitalized" capital requirements as of March 31, 2002.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                                       Three months ended March 31,
                                                                          2002              2001
                                                                          ----              ----
Net income (loss) (in thousands)                                          $161            $(423)
Basic and diluted earnings (loss) per share                              $0.02           $(0.05)
Return on average assets                                                  0.04  %         (0.10)  %
Return on average equity                                                  1.34  %         (3.47)  %
Noninterest expense to average assets                                     2.96  %          2.68   %
Efficiency ratio                                                        106.12  %        100.37   %
Net interest margin                                                       2.03  %          2.33   %


                                                                   March 31,            December 31,      March 31,
                                                                     2002                  2001            2001
                                                                     ----                  ----           ----
Total assets (in thousands)                                         $1,579,235       $1,608,420         $1,705,672
Shareholders' equity (in thousands)                                     64,730           45,517             48,063
Shareholders' equity to total assets                                      4.10  %          2.83  %            2.82  %
Shares outstanding                                                  16,136,630        8,128,663          8,107,208
Book value per share                                                     $4.01            $5.60              $5.93
Tangible book value per share                                            $3.86            $5.29              $5.60
Closing share price of common stock                                      $3.25            $3.05              $4.00
Nonperforming assets to total assets (1)                                  2.05  %          2.09  %            1.66  %
Allowance for losses on loans to total loans (1)                          1.49  %          1.49  %            1.11  %
Net charge-offs to average loans (2)                                      0.43  %          0.26  %            0.16  %

(1)      Ratios are based on period end balances.
(2)      Annualized for comparative purposes.

OVERVIEW

The reported results of Metropolitan primarily reflect the operations of the Bank and the financing activities of the Company. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.


RESULTS OF OPERATIONS

Net Income. Net income increased $584 thousand to $161 thousand for the first quarter of 2002 as compared to a net loss of $423 thousand for the first quarter, 2001. Noninterest income increased $2.2 million for the three months ended March 31, 2002 over the same period in the prior year. The provision for loan losses decreased to $100 thousand for the three months ended March 31, 2002 compared to $1.1 million from the same period in the prior year. For the three months ended March 31, 2002, net interest income decreased $1.8 million and noninterest expense increased $395 thousand compared to the same period in the prior year. Noninterest expense increased to $11.6 million for the quarter ended March 31, 2002 up from $11.2 million for the same quarter in the prior year.

The increase in income for the first three months of 2002 was primarily due to an increase in noninterest income, specifically an increase in the net gain on sale of loans of $1.0 million, improved rental and fee income of $945 thousand, an increase in the net gain on sale of securities of $591 thousand and reductions in the loan loss provision of $955 thousand. This increase was partially offset by an increase in expenses related to loan servicing costs and a decrease in net interest income of $1.8 million, a result of a decrease of $203 million in average earning assets for the first quarter of 2002 compared to the same period in the prior year.

Our net interest margin decreased 30 basis points to 2.03% for the three-month period ended March 31, 2002, as compared to 2.33% for the comparable period in 2001. Short-term interest rates declined steadily from January through November 2001 and then leveled off through March 2002, with the prime-lending rate falling from 9.50% to 4.75%. The most immediate impact of these rate changes in our earning assets comes from loans, which reprice based on the prime-lending rate. In addition, loans without prepayment penalties refinance more rapidly during periods where interest rates are declining. In contrast, many of our interest-bearing liabilities are fixed rate instruments with maturities of three to sixty months. As a result, the rates experienced during 2001 on earning assets decreased faster than rates on deposits, further compressing Metropolitan's net interest margin.

Interest Income. Total interest income for the quarter ended March 31, 2002 totaled $23.8 million, a decrease of 24.9% from the first quarter of 2001. These results were primarily the effect of declining yields on interest-earning assets to 6.59% in the three-month period ended March 31, 2002 from 8.13% for the same period in 2001. Decreases in average earning assets compared to the same periods in the prior year also contributed to the decline in interest income. The decline in the yield on earning assets for the three months ended March 31, 2002 compared to the same period in the prior year was primarily due to declines in the level of short term interest rates from 2001 to 2002. As interest rates continue to level off the decline in yields will gradually narrow.

Interest Expense. Total interest expense decreased 27.1% to $16.4 million for the three-month period ended March 31, 2002 from $22.5 million for the same period in 2001. Interest expense for the quarter ending March 31, 2002 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds as opposed to the prior year quarter. The average balance of interest-bearing deposits decreased $59.2 million, or 5.7%, for the three-month period ended March 31, 2002 as compared to the same period in 2001. Average borrowings decreased $83.8 million, or 19.8%, for the three-month period ended March 31, 2002 as compared to the same period in 2001. Metropolitan's cost of funds decreased to 4.87% for the first quarter of 2002 as compared to 6.10% for the first quarter of 2001.

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

                                                         THREE MONTHS ENDED MARCH 31,
                                         --------------------------------------------------------------------------------------
                                                         2002                                                 2001
                                        ---------------------------------------            ------------------------------------
                                                                  (Dollars in thousands)
                                        Average                                            Average
                                        Balance              Interest       Rate            Balance         Interest       Rate
                                        -------              --------       ----            -------         --------       ----
Interest-earning assets:
Loans receivable                        $ 1,105,234          $19,981        7.23%          $1,282,003        $26,998       8.42%
Mortgage-backed securities                  162,543            2,512        6.18%             195,207          3,361       6.89%
Other                                       176,543            1,275        2.96%              80,416          1,276       6.51%
                                            -------          -------                       -----------       -------
Total interest-earning assets             1,444,320           23,768        6.59%           1,557,626         31,635       8.13%
                                                             -------                                         -------
Noninterest-bearing assets                  124,258                                           119,233
                                        -----------                                        ----------
Total assets                            $ 1,568,578                                        $1,676,859
                                        ===========                                        ==========

Interest-bearing liabilities:
Deposits                                $   986,863           10,101        4.15%          $1,046,048         15,130       5.87%
Borrowings                                  339,584            5,297        6.33%             423,391          6,646       6.37%
Junior Subordinated Debentures               43,750            1,039        9.51%              43,750            998       9.12%
                                        -----------          -------                       ----------        ------
Total interest-bearing liabilities       1,370,197            16,437        4.87%           1,513,189         22,774       6.10%
                                                             -------        ----                             -------       ----
Noninterest-bearing liabilities             150,399                                           114,909
Shareholders' equity                         47,982                                            48,761
                                        -----------                                        ----------
Total liabilities and
  shareholders' equity                  $ 1,568,578                                        $1,676,859
                                        ===========                                        ==========
Net interest income before
  capitalized interest                                         7,331                                          8,861
                                                             -------                                         ------
Interest rate spread                                                        1.73%                                          2.03%
                                                                            ====                                           ====
Net interest margin                                                         2.03%                                          2.33%
Interest expense capitalized (1)                                  --                                            228
                                                             -------                                         ------
Net interest income                                          $ 7,331                                         $9,089
                                                             =======                                         ======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                105.41%                                         102.94%

(1) Capitalized construction interest in 2001.

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

                                               Three Months Ended March 31,
                                                        2002 vs. 2001
                                                      Increase (Decrease)
                                             -----------------------------------
                                                          Change         Change
                                             Total        Due to         Due to
                                             Change       Volume          Rate
                                            -------       -------       -------
                                                         (In thousands)
INTEREST INCOME ON:
  Loans receivable                          $(7,017)      $(3,723)      $(3,294)
  Mortgage-backed securities                   (849)         (562)         (287)
  Other                                          (1)        1,564        (1,565)
                                            -------       -------       -------
    Total interest income                    (7,867)      $(2,721)      $(5,146)
                                            -------       =======       =======
INTEREST EXPENSE ON:
  Deposits                                  $(5,029)      $  (856)      $(4,173)
  Borrowings                                 (1,349)       (1,315)          (34)
  Junior Subordinated Debentures                 41          --              41
                                            -------       -------       -------
    Total interest expense                   (6,337)      $(2,171)      $(4,166)
                                                          =======       =======
Decrease in net interest income             $(1,530)
                                            =======

Provision for Loan Losses. The provision for loan losses decreased to $100 thousand for the three-month period ended March 31, 2002 as compared to $1.1 million for the same period in 2001. Management decreased the provision for loan losses, due to a strengthening economy and the significant provision that was taken in the second quarter of 2001. Additionally, loan balances decreased for Metropolitan in 2002, which allowed a smaller provision while continuing the same coverage of total loans. As a result, the allowance for losses on loans at March 31, 2002 was $15.9 million, or 1.49%, of total loans, as compared to $17.3 million, or 1.49%, of total loans at December 31, 2001.

Noninterest Income. Total noninterest income increased 90.1% to $4.6 million for the three-month period ended March 31, 2002 as compared to $2.4 million for the first quarter of 2001.

Gain on sale of loans was $1.7 million in the three-month period ended March 31, 2002 as compared to $0.7 million during the same period in 2001. The primary reason for the increase in the first quarter of 2002 compared with the same period in 2001 was a decrease in interest rates in mid to late 2001 and early 2002 which has caused an increase in refinance activity resulting in increased origination volumes and, therefore, an increase in loans available to sell. The proceeds from sales of residential loans held for sale in the first three months of 2002 were $260 million as compared to $115 million in the same period in 2001. Proceeds from the sale of multifamily and commercial real estate loans were $6.5 million for the first three months of 2002 as compared to none for the same period in 2001.

There were losses from net loan servicing of $507 thousand in the three-month period ended March 31, 2002 as compared to losses of $109 thousand for the same period in 2001. The primary reason for the decreased income was the increased amortization of servicing rights due to an increase in prepayment of loans in 2002 compared to the same period in 2001. The portfolio of loans serviced for others increased to $2.3 billion at March 31, 2002 as compared to $2.2 billion at December 31, 2001.

The Company had $991 thousand in gains on the sale of securities in the three-month period ended March 31, 2002 as compared to $400 thousand for the same period in 2001. In both periods substantially all of the gains were the result of securitizing one to four family loans and simultaneously selling those securities.

Service charges on deposit accounts increased to $460 thousand in the three-month period ended March 31, 2002 compared to $404 thousand for the same period in 2001. The reasons for the increases were the overall growth in the number of checking accounts and increases in deposit fees in 2002 as compared to prior year periods.

Other noninterest income increased to $1.9 million in the three-month period ended March 31, 2002 compared to $1.1 million for the same period in the previous year. These increases were primarily due to increased trust fee income and increased rental income from the corporate headquarters building in the first three months of 2002.

Noninterest Expense. Total noninterest expense increased to $11.6 million in the three-month period ended March 31, 2002 as compared to $11.2 million for the same period in 2001.

Personnel related expenses increased $44 thousand in the three-month period ended March 31, 2002 as compared to the same period in 2001. Since the Bank has not opened any new branches in 2002 personnel related expenses have stabilized in the last year. The Company does not expect to open any new branches in the near future which should allow personnel related expenses to remain stable.

Occupancy costs decreased $105 thousand in the three-month period ended March 31, 2002 over the same period in 2001. Since no new offices have been opened in 2002 the Company's occupancy costs have stabilized over the last 12 months. The Company does not expect to open any new branches in the near future which should allow occupancy expenses to remain stable.

Data processing expense decreased $25 thousand in the three-month period ended March 31, 2002 as compared to the same period in 2001. Data processing costs have stabilized in 2002 after seeing significant growth in 2001 due to the Bank's systems conversion in September 2000.

Marketing expense decreased $57 thousand in the three-month period ended March 31, 2002 compared to the same period in the prior year. Marketing costs in 2002 are limited to more routine activities as compared to prior years.

State franchise taxes decreased $184 thousand in the three-month period ended March 31, 2002 as compared to the same period in 2001. The primary reason for the decrease was a refinement of the allocation of taxes among the various states where the Bank conducts business.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses, and expenses pertaining to real estate owned and professional expenses, increased $808 thousand for the three-month period ended March 31, 2002 as compared to the same period in 2001. These increases were generally the result of increases in expenses pertaining to real estate owned, legal expense, and increased business activities.

Provision for Income Taxes. Income tax expense increased $398 thousand for the three months ended March 31, 2002 as compared to the prior year period. The primary reason for the increase in the provision was due to the fact that the Company had pre-tax income during the three-month period ended March 31, 2002 as opposed to a pre-tax loss in the same period in the prior year.

ASSET QUALITY

The Bank undertakes detailed reviews of the loan portfolio regularly to identify potential problem loans or trends early and to provide for adequate estimates of probable losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. We normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, we assess the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The table below provides information concerning Metropolitan's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                        March 31,       December 31,
                                                         2002             2001
                                                         ----             ----
                                                        (Dollars in thousands)
Nonaccrual loans                                    $   25,281       $   30,602
Loans past due greater than
  90 days or impaired, still accruing                    1,612               85
                                                    ----------       ----------
Total nonperforming loans                               26,893           30,687
Real estate owned                                        5,581            2,791
                                                    ----------       ----------
Total nonperforming assets                          $   32,474       $   33,478
                                                    ==========       ==========
Allowance for losses on loans                       $   15,868       $   17,250
                                                    ==========       ==========

Nonperforming loans to total loans                        2.54%            2.68%
Nonperforming assets to total assets                      2.05%            2.09%
Net charge-offs to average loans(1)                       0.43%            0.26%
Provision for loan losses to average loans(1)             0.04%            0.53%
Allowance for losses on loans to total
  nonperforming loans at end of period                   59.00%           56.21%
Allowance for losses on loans to
  total loans at end of period                            1.49%            1.49%

(1) Annualized for comparative purposes.

Nonperforming loans at March 31, 2002 decreased $3.8 million to $26.9 million as compared to $30.7 million at December 31, 2001. Real estate owned increased $2.8 million over the same period. These changes were primarily due to a transfer of $3.1 million of loans to real estate owned during the first quarter of 2002. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to several entities affiliated with each other were put on nonaccrual and calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May 2001, the borrowers began making interest payments on these loans. These loans were brought current as of March 31,

2002 through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired and nonperforming at March 31, 2002. Management determined the amount of the impairment of these loans to be $3.2 million as of March 31, 2002. Management will charge off these balances if it becomes clear that the borrowers have exhausted all possible efforts to improve the value of the underlying collateral through enhancement of the businesses' operating performance or the possibility of the borrowers obtaining alternate sources of financing.

The provision for loan losses decreased for the three-month period ended March 31, 2002 as compared to the same period in 2001. Management did not increase the provision for loan losses significantly, due to a strengthening economy and the significant provision that was taken in the second quarter of 2001. Additionally, loan balances decreased for Metropolitan in 2002, which allowed a smaller provision while continuing the same coverage of total loans.

In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $2.6 million of loans in this category at March 31, 2002 compared to $1.3 million of such loans at December 31, 2001.


FINANCIAL CONDITION

Total assets amounted to $1.579 billion at March 31, 2002 as compared to $1.608 billion at December 31, 2001, a decrease of $29 million. The decrease in assets was concentrated in loans and was partially offset by increases in securities. Under the supervisory agreement, we have committed that quarter end assets for the Bank will not exceed $1.702 billion during the term of the agreement.

Securities available for sale increased $71.1 million to $165.4 million at March 31, 2002 as compared to $94.3 million at December 31, 2001. The primary reason for the increase was the purchase of $120.4 million of U.S. agency notes and bills partially offset by $55.1 million of maturities of U.S. agency notes and bills.

Loans receivable, net increased $31.2 million, or 3.2%, to $1.006 billion at March 31, 2002 from $974.5 million at December 31, 2001. This increase was due to transfers of commercial and multi-family loans of $81.5 million from held for sale to loans receivable. This was partially offset by decreases due to loan sales and repayments in the first three months of 2002.

Loans held for sale decreased $122.6 million to $46.7 million at March 31, 2002 from $169.3 million at December 31, 2001. The primary reasons for the decrease in this category are the loans sales that have occurred in the first three months of 2002 and the decision to transfer all multi-family and commercial real estate loans from the loans held for sale category back into the loan portfolio, due to an improvement in the Bank's capital position.

Federal Home Loan Bank stock increased $187 thousand to $17.1 million at March 31, 2002 as compared to the December 31, 2001 balance. The reason for the increase was the payment of stock dividends to the Bank from the Federal Home Loan Bank.

Real estate owned increased $2.8 million, or 100.0%, to $5.6 million at March 31, 2002. The primary reason for the increase was the $3.1 million transfer into real estate owned of two properties in the first quarter of 2002. This was partially offset by a $325 thousand additional provision taken in the first quarter.

Total deposits were $1.107 billion at March 31, 2002, a decrease of $35.2 million from the balance of $1.142 billion at December 31, 2001. The decrease resulted principally from decreased certificates of deposit balances of $27.2 million and non-interest bearing checking accounts of $18.2 million, which were partially offset by an increase of $6.0 million of interest-bearing checking accounts. During 2001 and continuing through the first quarter of 2002, the Bank increased the proportion of certificates of deposit due to mature more than one year in the future in order to reduce interest rate risk. Management anticipates that this trend will continue for the foreseeable future.

Borrowings decreased $3.99 million, or 1.1%, from December 31, 2001 to March 31, 2002. The decrease was the result of the paydown of Federal Home Loan Bank advances and the $2.0 million repayment of the loan to the Company's majority shareholder.



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

The Company's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Company's primary use of funds is for interest payments on its existing debt. At March 31, 2002, the Company, excluding the Bank, had cash and readily convertible investments of $8.9 million. At March 31, 2002, the Company held $8.5 million in liquid assets available to pay expenses and interest. This does not include $0.4 million the Company holds in liquid assets as a requirement of the subordinated notes due January 1, 2005.

The Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) for the quarter ending March 31, 2002 was 28.70%. Historically, Metropolitan has maintained its liquidity close to 4.0% since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds. However, the balance of liquid assets during the first quarter of 2002 was substantially higher because the level of loan payoffs was high while the demand for loans was only high for one-to four-family fixed rate loans which are sold after they are originated. At March 31, 2002, the Bank had approximately $44 million in cash, $70 million in U.S. Treasury securities and $15 million in Fannie Mae and Ginnie Mae mortgage-backed securities which were available to sell or to pledge to meet liquidity needs.

While principal repayments and Federal Home Loan Bank advances had been fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. Metropolitan regularly reviews cash flow needed to fund its operations and adjusts loan and deposit rates as needed to balance cash available with cash needs.

We had access to wholesale borrowings based on the availability of eligible collateral. The Federal Home Loan Bank makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the Federal Home Loan Bank under its blanket pledge agreement of approximately $33 million at March 31, 2002.

At March 31, 2002, $281.8 million, or 25.5%, of Metropolitan's deposits were in the form of certificates of deposit of $100,000 and over. Metropolitan has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At March 31, 2002, approximately $12.2 million, or 1.1%, of our deposits were held by these individuals and entities. Of these out-of-state time deposits, $3.0 million were also included in the $100,000 and over time deposits discussed above. During 2001, the Bank received regulatory approval and began accepting brokered deposits. At March 31, 2002, brokered deposits totaled $95.5 million. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $291.0 million at March 31, 2002, or 26.3%, of total deposits. The supervisory agreement requires that the Bank reduce its reliance on volatile funding sources, including but not limited to, brokered and out-of-state deposits. Brokered and out-of-state deposits have decreased from $127.8 million at December 31, 2001 to $107.7 million at March 31, 2002. The supervisory agreement does not call for a specific amount of reduction or a specific time frame in which to make the reduction. Since many of these depositors are not located near our retail sales offices and do not have other accounts, these deposits tend to be less stable and less likely to renew if our rates are not competitive with national rates. Our dependence on these wholesale types of deposits creates the risk that we might experience a liquidity shortage if we stopped issuing or renewing these types of certificates of deposit or that we would have to pay high rates to renew or replace these funds which would negatively impact our profitability. In order to minimize these risks, we monitor the maturity of these types of funds so their maturities are staggered. We also deal with several brokers and compare rates among them to be sure we are paying competitive rates. However, based on the Federal Home Loan Bank collateral requirements, the Bank may have to use brokered or out-of-state certificates of deposit for liquidity purposes. If a liquidity shortage occurs despite all of these steps, we have the ability to generate additional liquidity beyond the cash and securities mentioned above by stopping the issuance of commitments to make new loans and selling some or all of the $46.7 million of loans we own that are classified as held for sale at March 31, 2002. Such a liquidation of loans held for sale could have a negative impact on net interest income.

The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of $41.0 million at March 31, 2002.

Capital. The Office of Thrift Supervision ("OTS") imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a leverage requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Bank's regulatory capital ratios at March 31, 2002 were in excess of the "well capitalized" capital requirements. The following table summarizes the Bank's position against the "well capitalized" requirements:

                                                            WELL CAPITALIZED
                                                            ----------------
                                                                        PERCENT OF
                                                       AMOUNT             ASSETS
                                                      --------            --------
Tangible Capital:
   Actual                                             $116,745                7.40%
   Requirement                                          31,533                2.00
                                                      --------            --------
   Excess (Deficiency)                                $ 85,212                5.40%
                                                      ========            ========
Core Capital:
   Actual                                             $116,745                7.40%
   Requirement                                          78,833                5.00
                                                      --------            --------
   Excess (Deficiency)                                $ 37,912                2.40%
                                                      ========            ========
Risk-based Capital:
   Actual                                             $125,465               10.60%
   Requirement                                         118,371               10.00
                                                      --------            --------
   Excess (Deficiency)                                $  7,094                0.60%
                                                      ========            ========


FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are subject to assumptions, risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "likely," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

         -        changes in interest rates;

         - continued weakening in the economy and other factors that would materially impact credit quality trends, real estate lending and the ability of the Bank to generate loans;

         - the level of success achieved by the Company in the rights offering and concurrent public offering described in this report;

         - business and other factors affecting the economic outlook of individual borrowers of the Bank and their ability to repay loans as agreed;

         - the ability of the Company and the Bank to timely meet their obligations under their respective supervisory agreements;

         - the status of the relevant markets in which the Company and the Bank may sell various assets;

         - increase in the dollar amount of nonperforming loans held by the Bank;

         - increased competition which raises rates paid on demand and time deposits offered by the Bank;

         - adverse developments in material collection and other lawsuits involving the Bank;

         - delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses;

         - changes in law imposing new legal obligations or restrictions or unfavorable resolution of litigation;

         - the ability of the Bank to continue to use the Federal Home Loan Bank as a source of liquidity; and

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

         -        semi-monthly forecast of balance sheet activity.

         - weekly review of certificate of deposit offering rates and maturities by day; and

The Bank has established an asset and liability committee to monitor interest rate risk. This committee is made up of senior officers from finance, lending and deposit operations. The committee meets at least twice a month, reviews our current interest rate risk position, and determines strategies to pursue for the next quarter. The activities of this committee are reported to the Board of Directors of the Bank. Between meetings the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

One of the ways the Bank monitors interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter. The results for a downward parallel shift of 2% at March 31, 2002 and December 31, 2001 are not meaningful because some rates such as the Federal Funds Rate are already less than 2%

                                       EXPECTED CHANGE IN NET INTEREST INCOME
                                       --------------------------------------
CHANGE IN INTEREST RATE           MARCH 31, 2002                    DECEMBER 31, 2001
-----------------------           --------------                    -----------------
          +2%                         +7%                              +7%
          +1%                         +3%                              +3%
          -1%                         -2%                              -1%
          -2%                         N/A                              N/A

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that at December 31, 2001 we had exposure to falling rates but would benefit from rising rates. In fact rates have risen from December 31, 2001 to March 31, 2002 but the Bank has not seen a corresponding increase in net interest income. That happened because the changes were in stages and not immediate and the increases were concentrated in the short end of the yield curve. The expected change in net interest income at March 31, 2002 indicates that our asset and liability maturities remain evenly matched and that our exposure to falling rates has increased.

Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk.

The following table shows the change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter. The results for a downward parallel shift of 2% at March 31, 2002 and December 31, 2001 are not meaningful because some rates such as the Federal Funds Rate are already less than 2%

                                        EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                        --------------------------------------
CHANGE IN INTEREST RATE            MARCH 31, 2002                    DECEMBER 31, 2001
-----------------------            --------------                    -----------------

            +2%                          -9%                             -16%
            +1%                          -4%                              -8%
            -1%                          -1%                              +0%
            -2%                          N/A                              N/A

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because we monitor interest rate risk regularly and actively manage that risk, these projections serve as a worst case scenario assuming no reaction to changing rates. The results above indicate that our exposure to rising rates as measured by post-shock NPV has decreased while our exposure to falling rates has increased marginally. Under Thrift Bulletin 13a, Metropolitan falls in the minimal interest rate risk category as of March 31, 2002, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

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

At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.6% of assets and 69.5% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.


PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not applicable.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits
         Exhibit
         Number         Description
         ------         -----------

         10.1 Second Addendum to Sixth Amendment to the Restated Loan Agreement by and between The Huntington National Bank, Robert M. Kaye as guarantor and the Company dated as of January 7, 2002 (filed as Exhibit 10.9 to the Company's Form 10-K filed on March 26, 2002 and incorporated herein by reference).


        b.              Reports on Form 8-K.

                        No reports on Form 8-K were filed during the three months ended March 31, 2002.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  METROPOLITAN FINANCIAL CORP.


                                  By:     /s/Kenneth T. Kohler
                                      -----------------------------------------
                                          Kenneth T. Kohler,
                                          President & Chief Operating Officer
                                          (on behalf of the Registrant)



                                  By:     /s/Timothy W. Esson
                                      -----------------------------------------
                                         Timothy W. Esson,
                                         Vice President-Finance for the Bank
                                         (as Principal Accounting Officer)

                                         Date:  May 15, 2002