Form 10-K/A
period 2001-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2002-05-29
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO.1)

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 2001
                          -----------------

                        Commission file number 000-21553
                                               ---------

                          METROPOLITAN FINANCIAL CORP.
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                        34-1109469
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                22901 Millcreek Blvd. Highland Hills, Ohio 44122
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (216) 206-6000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Documents incorporated by reference:
Portions of the 2001 Annual Report for the year ended December 31, 2001- Parts I and II Portions of the Proxy Statement for the 2002 Annual Meeting - Part III

The Registrant hereby amends its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of correcting the placement of tables and explanatory information in Item 7A relating to a change in net interest income based on various immediate changes in market interest rates, and a change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates or net portfolio value.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Metropolitan, like other financial institutions, is subject to market risk. Market risk is the risk that a company can suffer economic loss due to changes in the market values of various types of assets or liabilities. As a financial institution, we make a profit by accepting and managing various types of risks. The most significant of these risks are credit risk and interest rate risk. See "Asset Quality" for a comprehensive discussion of credit risk. The principal market risk for us is interest rate risk. Interest rate risk is the risk that changes in market interest rates will cause significant changes in net interest income because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times.

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

                                     EXPECTED CHANGE IN NET INTEREST INCOME
                                     --------------------------------------
CHANGE IN INTEREST RATE           DECEMBER 31, 2001          DECEMBER 31, 2000
-----------------------           -----------------          -----------------

       +2%                               7%                           -27%
       +1%                               3%                           -14%
       -1%                              -1%                           +13%
       -2%                             N/A                            +27%

         The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results as of December 31, 2001 above indicate that our exposure to falling rates has increased over the past year but that exposure is still minimal. During 2001 interest rates declined and the projection of the change in net interest income as of December 31, 2000 indicated a benefit from declining rates. However, Metropolitan actually experienced a decline in net interest income during 2001 as a result of declining rates. This occurred for several reasons. First, the decrease in rates was more than 2% and interest rate compression resulted in an inability to fully pass along the rate declines to core deposit customers that were passed along to borrowers with prime rate based loans. Second, the change in interest rates was greatest at the shortest maturity term where Metropolitan has a concentration of loans, which are prime rate based loans that reprice monthly. The projection of net interest income assumes a parallel shift in rates, which would imply that the renewal rates on term liabilities would fall just as much as short-term rates fall. Finally, the dramatic change in the shape of the interest rate yield curve from the beginning of 2001 to the end of 2001 increased the demand for long-term fixed rate loans, which we normally sell. As a result, the mix of assets changed including a reduction of loans as a percent of earning assets.

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


                                       EXPECTED CHANGE IN NET PORTFOLIO VALUE
CHANGE IN INTEREST RATE                DECEMBER 31, 2001    DECEMBER 31, 2000
-----------------------                -----------------    -----------------

            +2%                               -16%                   -42%
            +1%                                -8%                   -22%
            -1%                                 0%                   +23%
            -2%                                N/A                   +48%

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


                                METROPOLITAN FINANCIAL CORP.

                                By: /s/Kenneth T. Kohler
                                   ---------------------
                                    Kenneth T. Kohler,
                                    President & Chief Operating Officer
                                    (on behalf of the Registrant)


                                By: /s/Timothy W. Esson
                                   ---------------------
                                    Timothy W. Esson,
                                    Vice President-Finance for the Bank
                                    (as Principal Accounting Officer)

                                    Date:  May 29, 2002