Form 10-Q
period 2002-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2002-08-15
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                        Commission file number 000-21553

                          METROPOLITAN FINANCIAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Ohio                                     34-1109469
 -------------------------------                     -------------------
 (State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

 22901 Millcreek Blvd.,   Highland Hills, Ohio            44122
 ---------------------------------------------          ----------
 (Address of Principal Executive Offices)               (Zip Code)

                                 (216) 206-6000
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [ ]

As of August 9, 2002, there were 16,145,192 common shares of the Registrant issued and outstanding.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements:

  Consolidated Statements of Financial Condition
  as of June 30, 2002 and December 31, 2001                               3

  Consolidated Statements of Operations for the three and
  six months ended June 30, 2002 and 2001                                 4

  Condensed Consolidated Statements of Cash Flows
  for the six months ended June 30, 2002 and 2001                         5

  Consolidated Statements of Changes in Shareholders' Equity for
  the three and six months ended June 30, 2002 and 2001                   6

  Notes to Consolidated Financial Statements                            7-17

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                           18-29

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                             29-31

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders             31-32

Item 6. Exhibits and Reports on Form 8-K                                 32

SIGNATURE                                                                33

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                    JUNE 30,   DECEMBER 31,
                                                                        2002           2001
                                                                  ----------   ------------

ASSETS
Cash and due from banks                                            $   38,488   $    46,699
Interest-bearing deposits in other banks                                3,053           577
Securities available for sale                                         122,288        94,354
Securities held to maturity                                               325        14,829
Mortgage-backed securities available for sale                         174,405       167,313
Loans held for sale                                                    47,446       169,320
Loans receivable, net                                                 999,997       974,452
Federal Home Loan Bank stock                                           17,279        16,889
Premises and equipment, net                                            29,973        62,831
Premises and equipment held for sale                                   31,397         8,669
Loan servicing rights, net                                             23,333        22,951
Accrued income, prepaid expenses and other assets                      23,531        24,233
Real estate owned, net                                                  5,128         2,791
Goodwill and other intangible assets                                    2,633         2,512
                                                                   ----------   -----------
     Total assets                                                  $1,519,276   $ 1,608,420
                                                                   ==========   ===========

LIABILITIES
Noninterest-bearing deposits                                       $  123,377   $   146,055
Interest-bearing deposits                                             949,679       996,339
                                                                   ----------   -----------
     Total deposits                                                 1,073,056     1,142,394
Borrowings                                                            326,310       340,897
Other liabilities                                                      21,817        35,862
Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures                            43,750        43,750
                                                                   ----------   -----------
     Total liabilities                                              1,464,933     1,562,903

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
   none issued                                                             --            --
Common stock, no par value, 30,000,000 shares authorized,
   16,142,987 and 8,128,663 shares issued and outstanding,
   respectively                                                            --            --
Additional paid-in capital                                             42,073        20,978
Retained earnings                                                      15,122        26,100
Accumulated other comprehensive loss                                   (2,852)       (1,561)
                                                                   ----------   -----------
  Total shareholders' equity                                           54,343        45,517
                                                                   ----------   -----------
     Total liabilities and shareholders' equity                    $1,519,276   $ 1,608,420
                                                                   ==========   ===========

See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------          -------------------------
                                                                         2002            2001                2002           2001
                                                                      ----------       ---------          ----------      ---------
INTEREST INCOME
  Interest and fees on loans                                             $19,072         $25,342             $39,053        $52,340
  Interest on mortgage-backed securities                                   2,460           3,414               4,972          6,775
  Interest and dividends on other investments                              1,565           1,314               2,840          2,590
                                                                      ----------       ---------          ----------      ---------
    Total interest income                                                 23,097          30,070              46,865         61,705
INTEREST EXPENSE
  Interest on deposits                                                     9,399          14,670              19,500         29,800
  Interest on borrowings                                                   5,194           5,997              10,491         12,415
  Interest on Junior Subordinated Debentures                               1,039             999               2,078          1,997
                                                                      ----------       ---------          ----------      ---------
    Total interest expense                                                15,632          21,666              32,069         44,212
                                                                      ----------       ---------          ----------      ---------
NET INTEREST INCOME                                                        7,465           8,404              14,796         17,493
Provision for loan losses                                                  6,185           3,145               6,285          4,200
                                                                      ----------       ---------          ----------      ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        1,280           5,259               8,511         13,293
NONINTEREST INCOME
  Net gain on sale of loans                                                1,523           1,782               3,230          2,451
  Loan servicing loss, net                                                (1,492)           (674)             (1,999)          (783)
  Service charges on deposit accounts                                        849             489               1,309            893
  Net gain on sale of securities                                             828           1,145               1,819          1,545
  Other operating income                                                   1,441           1,569               3,390          2,625
                                                                      ----------       ---------          ----------      ---------
    Total noninterest income                                               3,149           4,311               7,749          6,731
NONINTEREST EXPENSE
  Salaries and related personnel costs                                     5,672           6,323              11,486         12,093
  Occupancy and equipment expense                                          1,636           2,016               3,298          3,783
  Federal deposit insurance premiums                                         332             340                 659            687
  Data processing expense                                                    540             508                 932            925
  Marketing expense                                                          256             302                 478            581
  State franchise taxes                                                     (15)             244                  45            488
  Amortization of intangibles                                                  3              62                   6            131
  Loss on impairment of premises and equipment held for sale               8,800               -               8,800              -
  Other operating expenses                                                 4,663           2,758               7,796          5,083
                                                                      ----------       ---------          ----------      ---------
    Total noninterest expense                                             21,887          12,553              33,500         23,771
                                                                      ----------       ---------          ----------      ---------
LOSS BEFORE INCOME TAXES                                                 (17,458)         (2,983)            (17,240)        (3,747)
Benefit for income taxes                                                  (6,319)           (905)             (6,262)        (1,246)
                                                                      ----------       ---------          ----------      ---------
NET LOSS                                                              $  (11,139)      $  (2,078)         $  (10,978)     $  (2,501)
                                                                      ==========       =========          ==========      =========

Basic and diluted loss per share                                      $    (0.69)      $   (0.26)         $    (0.89)     $   (0.31)
                                                                      ==========       =========          ==========      =========

Weighted average shares outstanding for basic
  earnings per share                                                  16,139,868       8,110,822          12,379,304      8,107,170
Effect of dilutive options                                                     -               -                   -              -
                                                                      ----------       ---------          ----------      ---------
Weighted average shares outstanding for diluted
  earnings per share                                                  16,139,868       8,110,822          12,379,304      8,107,170
                                                                      ==========       =========          ==========      =========


See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------------------
                                                                                   2002                      2001
                                                                                   ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES                                          $  41,386                 $  (9,313)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                                (205,001)                 (117,115)
  Purchases of:
    Loans                                                                          (233)                  (46,187)
    Mortgage-backed securities                                                  (52,222)                  (19,395)
    Securities available for sale                                              (138,802)                  (83,836)
    Mortgage servicing rights                                                    (1,372)                   (2,228)
    Premises and equipment                                                       (1,120)                   (6,679)
    Interest bearing deposits in other banks                                     (2,476)                        -
  Proceeds from maturities and repayments of:
    Loans                                                                       238,315                   205,812
    Mortgage-backed securities                                                   42,481                    17,766
    Securities available for sale                                               125,394                    23,000
    Securities held to maturity                                                     155                         -
  Proceeds from sale of:
    Loans                                                                         6,500                    49,336
     FHLB stock                                                                       -                     5,000
    Premises, equipment, and real estate owned                                    1,614                       348
                                                                              ---------                  --------
      Net cash used in investing activities                                      13,233                    25,822
                                                                              ---------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                                (69,338)                   56,350
  Proceeds from borrowings                                                       22,000                    20,000
  Repayment of borrowings                                                       (34,587)                  (31,328)
  Net activity on lines of credit                                                     -                   (49,000)
  Proceeds from issuance of common stock                                         19,095                        46
                                                                              ---------                  --------
    Net cash provided by (used in) financing activities                         (62,830)                   (3,932)
                                                                              ---------                  --------

Net change in cash and cash equivalents                                          (8,211)                   12,577
Cash and cash equivalents at beginning of period                                 46,699                    17,010
                                                                              ---------                  --------
Cash and cash equivalents at end of period                                    $  38,488                  $ 29,587
                                                                              =========                  ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                  $  32,515                  $ 43,246
    Income taxes                                                                    402                     1,418
Transfer from loans receivable to real estate owned                               4,045                       593
Transfer from loans receivable to loans held for sale                             3,783                    60,759
Transfer from loans held for sale to loans receivable                            81,510                         -
Loans securitized                                                               142,719                   104,032
Net transfer from premises and equipment to premises and
    equipment held for sale                                                      22,728                         -
Exchange of loan for common stock                                                 2,000                         -

See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                                                    ACCUMULATED
                                                          ADDITIONAL                   OTHER            TOTAL
                                                 COMMON     PAID-IN    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                                  STOCK     CAPITAL    EARNINGS    INCOME (LOSS)       EQUITY
                                                 ------   ----------   --------    -------------    -------------

BALANCE MARCH  31, 2001                          $    -     $20,907     $29,245        $(2,089)           $48,063
Comprehensive income (loss):
  Net income                                                             (2,078)                           (2,078)
  Change in unrealized gain on securities, net
    of tax and net of reclassification of gain
    of $744,000 from net income                                                            823                823
                                                                                                          -------
Total comprehensive income (loss)                                                                          (1,255)
Issuance of shares of common stock
  Stock purchase plan-8,181 shares                               21                                            21
                                                            -------     -------        -------            -------
BALANCE JUNE 30, 2001                            $    -     $20,928     $27,167        $(1,266)           $46,829
                                                            =======     =======        =======            =======


BALANCE DECEMBER 31, 2000                        $    -     $20,882     $29,668        $(1,091)           $49,459
Comprehensive income (loss):
  Net income                                                             (2,501)                           (2,501)
  Change in unrealized gain on securities, net
    of tax and net of reclassification of gain
    of $1,004,000  from net income                                                        (175)              (175)
                                                                                                          -------
Total comprehensive income (loss)                                                                          (2,676)
Issuance of shares of common stock:
  Stock purchase plan-13,144 shares                              46                                            46
                                                            -------     -------        -------            -------
BALANCE JUNE 30, 2001                            $    -     $20,928     $27,167        $(1,266)           $46,829
                                                            =======     =======        =======            =======


                                                                                    ACCUMULATED
                                                          ADDITIONAL                   OTHER            TOTAL
                                                 COMMON     PAID-IN    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                                  STOCK     CAPITAL    EARNINGS    INCOME (LOSS)       EQUITY
                                                 ------   ----------   --------    -------------    -------------
BALANCE MARCH 31, 2002                           $    -     $42,050     $26,261        $(3,581)           $64,730
Comprehensive income (loss):
  Net loss                                                              (11,139)                          (11,139)
  Change in unrealized gain on securities, net
    of tax                                                                                 729                729
                                                                                                          -------
Total comprehensive income (loss)                                                                         (10,410)
Issuance of shares of common stock
  Stock purchase plan-6,357 shares                               23                                            23
                                                            -------     -------        -------            -------
BALANCE JUNE 30, 2002                           $     -     $42,073     $15,122        $(2,852)           $54,343
                                                            =======     =======        =======            =======


BALANCE DECEMBER 31, 2001                       $     -     $20,978     $26,100        $(1,561)           $45,517
Comprehensive income (loss):
  Net income                                                            (10,978)                          (10,978)
  Change in unrealized gain on securities, net
    of tax                                                                              (1,291)            (1,291)
                                                                                                          -------
Total comprehensive income (loss)                                                                         (12,269)
Net proceeds from issuance of shares of
  common stock:
  Stock offerings-8,000,000 shares                           21,050                                        21,050
  Stock purchase plan-14,322 shares                              45                                            45
                                                            -------     -------        -------            -------
BALANCE JUNE 30, 2002                           $     -     $42,073     $15,122        $(2,852)           $54,343
                                                            =======     =======        =======            =======


                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data.

Metropolitan Financial Corp. (the "Company") is a savings and loan holding company and an Ohio corporation. The Company is engaged in the business of originating one to four family, multifamily and commercial real estate loans primarily in Ohio and Pennsylvania and purchasing multifamily and commercial real estate loans throughout the United States. The Company offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating construction, business and consumer loans. The accounting policies of the Company conform to generally accepted accounting principles and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments and disclosures which the Company considers necessary for a fair presentation of (a) the results of operations for the three- and six-month periods ended June 30, 2002 and 2001; (b) the financial condition at June 30, 2002 and December 31, 2001; (c) the statement of cash flows for the six-month periods ended June 30, 2002 and 2001; and (d) the statement of changes in shareholders' equity for the three- and six-month periods ended June 30, 2002 and 2001. The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other period. The annual report for the Company for the year ended December 31, 2001, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

         EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income or loss by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income or loss by the diluted weighted average shares outstanding. Diluted weighted average shares were calculated assuming the exercise of stock options less the treasury shares assumed to be purchased using the average market price of the Company's stock. Stock options totaling 1,437,494 and 1,168,878, respectively were not considered in computing diluted earnings per common share for June 30, 2002 and 2001 because they were antidilutive.

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

2.  SUPERVISORY AGREEMENT

On July 8, 2002, the Office of Thrift Supervision ("OTS") issued a Supervisory Directive (the "Supervisory Directive") to the Company and the Bank. The Supervisory Directive, requires the Boards of Directors of the Bank and the Company to act immediately to take corrective action to address certain weaknesses and to halt certain unsafe and unsound practices, regulatory violations, and violations of the Supervisory Agreement ,dated July 26, 2001 (the "Supervisory Agreement"), between the Bank, the OTS, and the Ohio Division of Financial Institutions ("ODFI").

The Supervisory Directive includes the following provisions:

         1. The Bank is prohibited from making "unauthorized payments", as defined in the Supervisory Directive, that directly or indirectly benefit Robert M. Kaye, a director and the former Chairman and Chief Executive Officer of the Company and the Bank.

         2. The Bank must obtain reimbursement for unauthorized payments made to or for the benefit of Mr. Kaye and related parties since January 1, 1992, and suspend all future payments to Mr. Kaye and related parties of any kind until such time as there has been a full accounting of such payments and the Bank has been fully reimbursed, if appropriate.

         3. The Bank must retain an independent certified public accounting firm acceptable to the OTS to conduct a review and accounting of all payments that the Bank has made since January 1, 1992, to or for the direct or indirect benefit of Robert M. Kaye and related parties. The accounting firm must submit to the Audit Committee of the Bank's Board and to the OTS a written report relating to its review identifying, among other things, any payments that are suspected of being unauthorized payments. Based on the information in the report, the Audit Committee of the Bank's Board must determine the amount of any unauthorized payments, subject to the review and concurrence of the OTS. The Bank must then submit to Mr. Kaye a written demand for repayment of any unauthorized payments.

              The Supervisory Directive sets various deadlines for completion of the foregoing matters.

         4. To facilitate compliance with the targets and deadlines specified in the Supervisory Agreement, the Bank must retain a qualified marketing agent, acceptable to the OTS, to manage the Bank's efforts to sell its artwork collection. The OTS noted that the Supervisory Agreement (as modified) required the Bank to reduce its investment in artwork by $1.3 million by March 31, 2002, and that the Bank had failed to meet the March 31, 2002 requirement.

         5. The Bank must take appropriate actions to reduce its investment in fixed assets so that the Bank's investment in fixed assets (other than artwork) is no more than 25% of core capital by December 31, 2002, as required by the Supervisory Agreement.

         6. The Bank is prohibited from engaging in any transactions with a particular out-of-state bank on whose board Mr. Kaye sits.

         7. The Bank is prohibited from originating and purchasing commercial real estate loans secured by property in California until the Bank adopts and implements a written plan for diversification of credit risk that is acceptable to the OTS.

         8. The Bank is prohibited from engaging in any transactions with the Company or any of its affiliates without prior approval of the OTS.

         9. Without prior OTS approval, the Company is prohibited from paying any dividends, or making any other payments except those that it was obligated to make pursuant to written contracts in effect on July 5, 2002, and payment of expenses incurred in the ordinary course of business.

         10. The Company is prohibited from making any payment or engaging in any transaction that would have the effect of circumventing any of the restrictions imposed on the Bank in the Supervisory Directive.

The Company has engaged, with OTS approval, an independent audit firm, which is currently reviewing the payments specified above in accordance with the Supervisory Directive.

The Company and the Bank have commenced taking actions to comply with the remainder of the Supervisory Directive, including the sale of artwork, and expect to comply with the Supervisory Agreement and the Supervisory Directive.

The provisions of the Supervisory Directive do not prohibit the Company from using its unconsolidated resources to make scheduled contractual payments to Metropolitan Capital Trust I ("Trust I") and Metropolitan Capital Trust II ("Trust II"). Payments by the Company to Trust I and Trust II are used by the trusts to pay dividends on the cumulative trust preferred securities of Trust I and Trust II. The Supervisory Directive does not prohibit Trust I and Trust II from paying dividends on their respective cumulative trust preferred securities.

On July 26, 2001, the Company entered into a separate Supervisory Agreement with the OTS (the "Company Supervisory Agreement"), which required the Company to prepare and adopt a plan for raising capital that uses sources other than increased debt or additional dividends from the Bank. On January 31, 2002, the Company initiated an offer of common stock for sale under a rights offering and a concurrent offering to the public. Management used the net proceeds of the 2002 offerings to raise the capital required by the Company Supervisory Agreement.

Additionally, the Bank entered into the Supervisory Agreement between the Bank, the OTS and the ODFI, which requires the Bank to do the following:

         o Develop a capital improvement and risk reduction plan by September 28, 2001, which date was extended to December 28, 2001;

         o Achieve or maintain compliance with core and risk-based capital standards at the "well-capitalized" level, including a risk-based capital ratio of 10% by December 31, 2001, which date was extended to March 31, 2002. The Bank had achieved a "well capitalized" level at March 31, 2002 and maintained that level at June 30, 2002;

         o Reduce investment in fixed assets (other than artwork) to no more than 25% of core capital by December 31, 2002;

         o Attain compliance with board approved interest rate risk policy requirements;

         o Reduce volatile funding sources, such as brokered and out-of-state deposits;

         o    Increase earnings;

         o    Improve controls related to credit risk; and

         o    Restrict total assets to not more than $1.7 billion.

Any major deviations from the plan require prior OTS approval. Both supervisory agreements also contain restrictions on adding, entering into employment contracts with, or making golden parachute payments to directors and senior executive officers and in changing responsibilities of senior officers.

During January 2002, the regulatory authorities approved the capital and risk reduction plan submitted by the Company.

If the Company or the Bank is unable to comply with the terms and conditions of the Supervisory Directive or the supervisory agreements, the OTS and the ODFI could take additional regulatory action, including the issuance of a cease and desist order requiring further corrective action such as raising additional capital, obtaining additional or new management, requiring the sale of assets and a reduction in the overall size of the Company, imposing operating restrictions on the Bank and restricting dividends from the Bank to the Company. These additional restrictions could make it impossible to service existing debt of the Company.


3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at June 30, 2002 and December 31, 2001 are as follows:


                                                                         JUNE 30, 2002
                                                   ----------------------------------------------------------------
                                                                       GROSS             GROSS
                                                   AMORTIZED        UNREALIZED        UNREALIZED             FAIR
                                                      COST             GAINS            LOSSES               VALUE
                                                   --------         ----------        ----------            -------
AVAILABLE FOR SALE
Mutual funds                                         $  5,936                                              $  5,936
Freddie Mac preferred stock                             7,500                           $  (562)              6.938
Fannie Mae notes                                        5,002               $ 25                              5,027
Federal Home Loan Bank note                             9,999                 53                             10,052
Treasury notes and bills                               80,144                388                             80,532
Tax-exempt municipal bond                              13,803                                                13,803
Mortgage-backed securities                            175,213                407         (1,215)            174,405
                                                      -------                ---         ------             -------
                                                      297,597                873         (1,777)            296,693
HELD TO MATURITY
Revenue bond                                              325                  8                                333
                                                      -------                ---                            -------
                                                          325                  8              -                 333
                                                      -------                ---         ------             -------
   Total securities                                  $297,922               $881        $(1,777)           $297,026
                                                     ========               ====        =======            ========



                                                                        DECEMBER 31,2001
                                                   ----------------------------------------------------------------
                                                                       GROSS             GROSS
                                                   AMORTIZED        UNREALIZED        UNREALIZED             FAIR
                                                      COST             GAINS            LOSSES               VALUE
                                                   --------         ----------        ----------            -------
AVAILABLE FOR SALE
Mutual funds                                         $  5,784                                              $  5,784
Freddie Mac preferred stock                             7,500                           $  (750)              6,750
Fannie Mae notes                                       10,003                              (129)              9,874
Treasury notes and bills                               72,056             $   74           (184)             71,946
Mortgage-backed securities                            165,508              1,895            (90)            167,313
                                                      -------             ------         ------             -------
                                                      260,851              1,969         (1,153)            261,667
HELD TO MATURITY
Tax-exempt municipal bond                              14,349                            (2,737)             11,612
                                                                                         ------
Revenue bond                                              480                 15                                495
                                                      -------             ------                            -------
                                                       14,829                 15         (2,737)             12,107
                                                      -------             ------         ------             -------
   Total securities                                  $275,680             $1,984        $(3,890)           $273,774
                                                     ========             ======        =======            ========

The tax-exempt municipal bond represents a single issue secured by a multifamily property. The bond was reclassified to available for sale as of June 30, 2002, due to management's decision to market this security when the property, which serves as collateral for the bond, becomes fully occupied. In conjunction with this reclassification, it was determined that there was a permanent impairment to the bond's fair value and a realized loss of $550 thousand was booked.


4. LOANS RECEIVABLE

The composition of the loan portfolio at June 30, 2002 and December 31, 2001 is as follows:


                                                      JUNE 30, 2002          DECEMBER 31, 2001
                                                      -------------          -----------------
Real estate loans
   Construction loans:
      One- to four-family                                  $165,992                   $150,705
      Multifamily                                             9,073                      6,360
      Commercial                                              4,854                      2,134
      Land                                                   80,187                     74,305
      Loans in process                                     (90,500)                   (80,214)
                                                           -------                    -------
         Construction loans, net                            169,606                    153,290
   Permanent loans:
      One- to four-family                                   150,084                    171,813
      Multifamily                                           263,341                    224,542
      Commercial                                            181,999                    164,786
                                                            -------                    -------
         Total real estate loans                            765,030                    714,431
Consumer loans                                              123,342                    138,698
Business and other loans                                    128,487                    133,684
                                                            -------                    -------
         Total loans                                      1,016,859                    986,813
Premiums on loans, net                                        5,814                      6,969
Deferred loan fees, net                                     (1,998)                    (2,080)
Allowance for losses on loans                              (20,678)                   (17,250)
                                                           -------                    -------
        Total loans receivable                             $999,997                   $974,452
                                                           ========                   ========

Activity in the allowance for losses on loans for the periods ended June 30, 2002 and 2001 is as follows:


                                                            SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------
                                                              2002                2001
                                                              ----                ----
    Balance at the beginning of the period                 $17,250             $13,951
    Provision for loan losses                                6,285               4,200
    Charge-offs                                             (2,969)             (1,234)
    Recoveries                                                 112                 111
                                                           -------             -------
    Balance at end of period                               $20,678             $17,028
                                                           =======             =======

Nonperforming loans are as follows at:


                                                            JUNE 30,          DECEMBER 31,
                                                               2002                   2001
                                                            --------          ------------
   Loans past due over 90 days still on accrual              $   191               $    85
   Nonaccrual loans                                           31,396                30,602

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

Information regarding impaired loans is as follows:


                                                      JUNE 30,               DECEMBER 31,
                                                          2002                      2001
                                                       -------               -----------
Balance of impaired loans                              $14,277                   $15,260
Less portion for which no allowance
  for losses on loans is allocated                       2,375                     3,147
                                                         -----                     -----
Balance of impaired loans for which
  an allowance for loan losses is allocated            $11,902                   $12,113
                                                        ======                    ======
Portion of allowance for losses on loans
  allocated to the impaired loan balance               $ 3,276                   $ 3,476
                                                        ======                    ======


                                                           SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------
                                                            2002                 2001
                                                            ----                 ----
Average investment in impaired loans
  during the period                                      $14,553              $11,082
                                                          ======              =======
Interest income recognized during
  impairment                                             $   449              $   230
                                                         =======              =======
Interest income recognized on a
  cash basis during the period                           $   449              $   230
                                                         =======              =======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 2002 and December 31, 2001 are summarized as follows:


                                                         JUNE 30,            DECEMBER 31,
                                                           2002                      2001
                                                         -------             -------------
Mortgage loan portfolios serviced for:
  Freddie Mac                                         $1,512,755                $1,292,009
  Fannie Mae                                             532,746                   617,305
  Other                                                  249,402                   294,559
                                                      ----------                ----------
    Total loans serviced for others                   $2,294,903                $2,203,873
                                                      ==========                ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $37.6 million and $48.5 million at June 30, 2002 and December 31, 2001, respectively.

The following is an analysis of the changes in the cost of loan servicing rights for the six-month periods ended June 30, 2002 and 2001:


                                                     SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                       2002                 2001
                                                       ----                 ----
Balance at the beginning of the period              $22,951              $20,597
Acquired or originated                                5,335                5,443
Recovery of impairment                                  155                    -
Amortization                                         (5,108)              (3,566)
                                                    -------              -------
Balance at the end of the period                    $23,333              $22,474
                                                    =======              =======


The following is an analysis of the changes in the valuation allowance for impairment of loan servicing rights for the six-month period ended June 30, 2002. No impairment was recorded for the six-month period ended June 30, 2001:


                                                     SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                      2002               2001
                                                      ----               ----
Balance at the beginning of the period              $ (863)               N/A
Write-offs of impaired rights                            -                N/A
Recovery of impairment                                 155                N/A
                                                    ------                ---
Balance at the end of the period                    $ (708)               N/A
                                                    ======                ===


6. DEPOSITS

Deposits consist of the following:


                                                     JUNE 30, 2002                DECEMBER 31, 2001
                                                 ---------------------          ---------------------
                                                  AMOUNT       PERCENT          AMOUNT        PERCENT
                                                  ------       -------          ------        -------
Noninterest-bearing checking accounts          $  123,377           11%       $  146,055          13%
                                               ----------                     ----------

Interest-bearing checking accounts                206,305           19           198,414          17
Passbook savings and statement savings             90,876            9            82,619           7
Certificates of deposit                           652,498           61           715,306          63
                                               ----------          ---        ----------         ---
  Total interest-bearing deposits                 949,679           89           996,339          87
                                               ----------          ---        ----------         ---
                                               $1,073,056          100%       $1,142,394         100%
                                               ==========          ===        ==========         ===

At June 30, 2002, scheduled maturities of certificates of deposit were as follows:


                  YEAR                                   WEIGHTED AVERAGE
                  ENDED                  AMOUNT            INTEREST RATE
                  -----                  ------            -------------
                  2002                 $270,861                3.55%
                  2003                  267,295                3.78
                  2004                   55,720                4.55
                  2005                   11,466                5.45
                  2006                   26,389                5.30
               Thereafter                20,767                5.07
                                       --------
                                       $652,498                3.85%
                                       ========

Brokered and out-of-state deposits decreased from $127.8 million at December 31, 2001 to $90.0 million at June 30, 2002.

7. BORROWINGS

Borrowings consist of the following at June 30, 2002 and December 31, 2001:


                                                       JUNE 30, 2002                DECEMBER 31, 2001
                                                   ---------------------          ---------------------
                                                    AMOUNT        RATE            AMOUNT          RATE
                                                    ------       -------          ------        -------
Federal Home Loan Bank Advances                    $266,350        5.2%           $278,912        6.2%
Reverse repurchase agreements                        41,000        5.9              41,000        5.9
Commercial bank note maturing December 31, 2002       5,000        4.8               5,000        4.8
Loan from majority stockholder                            -          -               2,000        0.0
Subordinated debt maturing January 1, 2005           13,960        9.6              13,985        9.6
                                                   --------                       --------
                                                   $326,310                       $340,897
                                                   ========                       ========

At June 30, 2002, scheduled payments on borrowings are as follows:


                                                   WEIGHTED AVERAGE
          YEAR ENDED                   AMOUNT       INTEREST RATE
          ----------                   ------       -------------
             2002                    $ 55,369             4.45%
             2003                      69,257             5.81
             2004                      69,605             6.15
             2005                      98,112             5.01
             2006                       4,292             6.61
          Thereafter                   29,675             6.40
                                     --------
             Total                   $326,310             5.48%
                                     ========

At June 30, 2002, Federal Home Loan Bank advances are collateralized by all of the Company's FHLB stock, one- to-four-family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $17.3 million, $154.0 million, $192.3 million, and $109.9 million, respectively.

During 1995, the Company issued subordinated notes ("1995 Subordinated Notes") totaling $14.0 million. Interest on the notes is paid quarterly and principal will be repaid when the notes mature January 1, 2005. Total issuance costs of approximately $1.2 million are being amortized on a straight-line basis over the life of the notes. The notes are unsecured. Effective November 30, 2000, the notes may be redeemed at par at any time.

The Company has a note payable to a commercial bank. At June 30, 2002, the current balance outstanding was $5.0 million. The loan matures December 31, 2002. As collateral for the loan, the Company's largest shareholder, Robert Kaye, has agreed to pledge his common stock of the Company which exceeds 50% of the outstanding stock of the Company. In addition, Mr. Kaye has agreed to pledge any additional shares of the Company he may acquire in the future. The loan agreement with the commercial bank has a covenant requiring a minimum return on assets for the previous nine months. If the Company fails to meet this covenant the loan could become immediately due and payable. If that happened the 1995 Subordinated Notes would also become due and payable. The Company has met this requirement or the commercial bank has waived compliance with this requirement for all periods through June 30, 2002. The commercial bank also agreed to delete the minimum return on assets requirement on July 22, 2002. As part of the latest agreement, the Company was also required to make and has made a $1.0 million principal payment on July 25, 2002.

In December 2001, the Company entered into a loan agreement with Robert Kaye, its majority shareholder, a non-interest bearing loan in the principal amount of $2.0 million. The Company repaid the loan to Mr. Kaye with proceeds from the stock offerings in March 2002.

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

As of June 30, 2002, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $80.1 million and $97.2 million, respectively. In addition, the Bank had firm commitments to sell loans totaling $65.5 at June 30, 2002. The Bank's commitments to originate and purchase loans are for loans with rates ranging from 4.75% to 19.9% and commitment periods up to one year.

The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.6 million, do not accrue interest and are renewed on an annual basis.

The Bank has entered into two interest rate swap contracts to hedge variable rate advances with each having a notional amount of $20.0 million. Both contracts mature within five years and have the same counterparty, a nationally recognized broker/dealer. The Bank receives from the contracts variable interest based on one-month or three-month LIBOR, respectively. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain rates set on specific dates per the terms of the contracts. The market value of the two swap contracts at June 30, 2002 was an unrealized loss of $3.4 million.

9. SEGMENT REPORTING

The Company's operations include two major operating segments. A description of these segments is as follows:

         RETAIL AND COMMERCIAL BANKING - Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding the Bank's 24 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and consumers secured by real or personal property. Business loans are concentrated in Northeastern Ohio.

         MORTGAGE BANKING - Mortgage banking is the segment of the Company's business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Ohio and Western Pennsylvania. In general, fixed rate loans are originated for sale and adjustable rate loans may be originated for sale or may be retained in the portfolio. Loans that the Bank services include loans originated and retained by the Bank, loans originated by the Bank but sold to others with servicing rights retained by the Bank, and servicing rights to loans originated by others but purchased by the Bank. The servicing rights the Bank purchases may be for loans located in a variety of states and the loans are typically serviced for Fannie Mae or Freddie Mac.

         PARENT AND OTHER - This consists of the remaining segments of the Company's business. It includes corporate treasury, interest rate risk, and financing operations, which do not generate revenue from outside customers. The net interest income that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is included in this category.

Operating results and other financial data for the current and preceding year were as follows (in thousands):

                                                  AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                              --------------------------------------------------------
                                                RETAIL AND
                                                COMMERCIAL    MORTGAGE       PARENT
                                                 BANKING      BANKING       AND OTHER           TOTAL
                                               -----------    ---------     ---------          -------
OPERATING RESULTS:
Net interest income                              $ 11,509     $  7,134       $ (3,847)      $   14,796
Provision for losses on loans                       5,631          654              -            6,285
                                                --------      --------       --------       ----------
Net interest income after
  provision for loan losses                         5,878        6,480         (3,847)           8,511
Noninterest income                                  2,807        3,767          1,175            7,749
Direct noninterest expense                         10,012        5,094          1,395           16,501
Allocation of overhead                             11,267        5,732                          16,999
                                                --------      --------       --------       ----------
Net income (loss) before income taxes           $ (12,594)    $   (579)      $ (4,067)      $  (17,240)
                                                ========      ========       ========       ==========
FINANCIAL DATA:
Segment assets                                  $ 863,072     $360,007       $296,197       $1,519,276
Depreciation and amortization                       3,204        3,028            713            6,945
Expenditures for additions
  to premises and equipment                           861          259                           1,120


                                                 AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                              --------------------------------------------------------
                                                RETAIL AND
                                                COMMERCIAL      MORTGAGE        PARENT
                                                 BANKING        BANKING        AND OTHER           TOTAL
                                               -----------     ---------       ---------          -------
OPERATING RESULTS:
Net interest income                              $    8,502     $  9,556       $   (565)        $   17,493
Provision for losses on loans                         3,893          307              -              4,200
                                                 ----------     --------       --------         ----------
Net interest income after
  provision for loan losses                           4,609        9,249           (565)            13,293
Noninterest income                                    3,814        2,942            (25)             6,731
Direct noninterest expense                           10,126        4,266            983             15,375
Allocation of overhead                                5,907        2,489                             8,396
                                                 ----------     --------       --------         ----------
Net (loss) income before income taxes            $   (7,610)    $  5,436       $ (1,573)        $   (3,747)
                                                 ==========     ========       ========         ==========
FINANCIAL DATA:
Segment assets                                   $1,071,260     $441,586       $178,401         $1,691,247
Depreciation and amortization                         1,908        2,771            474              5,153
Expenditures for additions
  to premises and equipment                           6,039          640                             6,679

The financial information provided for each major operating segment has been derived from the internal profitability system used to monitor and manage financial performance and allocate resources. The measurement of performance for the operating segments is based on the organizational structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not indicative of the segments' financial condition and results of operations if they were independent entities.

The Company evaluates segment performance based on contribution to income before income taxes. Certain indirect expenses have been allocated based on various criteria considered by management to best reflect benefits derived. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Indirect expense allocations and accounting policies have been consistently applied for the periods presented. There are no differences between segment profits and assets and the consolidated profits and assets of the Company.


10. RIGHTS AND COMMON STOCK OFFERINGS

On March 22, 2002, the Company closed its offering to current shareholders of non-transferable rights to purchase shares of Company common stock and also a concurrent offering of shares of common stock in a public offering. The purpose of these offerings was to raise funds to increase the equity capital of the Bank as required under the July 26, 2001 supervisory agreements signed with the OTS and ODFI and to make the December 2001 principal payment on the commercial bank note. These offerings generated gross proceeds of $22.0 million, substantially exceeding the $13.0 million minimum established for the offerings. As a result of the offerings, the Bank's regulatory capital ratios are now in excess of the "well-capitalized" capital requirements as of June 30, 2002.


11. PREMISES AND EQUIPMENT HELD FOR SALE

At June 30, 2002 premises and equipment held for sale included certain parcels of land and buildings and various works of art owned by the Company. During June, 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties , the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or third party purchase offers. Management has not obtained an independent appraisal in arriving at these values. Any future valuation of these assets may result in additional adjustment in their carrying values. No valuation allowance has been recorded on the art held for sale based on an appraisal, which indicates the art's fair value exceeds its current carrying value.

12. MANAGEMENT'S PLANS

During the periods presented in 2002 and 2001, the Company recorded net losses. Despite large losses, management believes that based on these charges, the Company is becoming better positioned to return to profitability in the future. Additionally, the Company is in the process of selecting an investment banking firm to assist it in evaluating strategic alternatives.

These recent results were in large part the result of: a decline in the Company's net interest margin, which was caused by declines in market interest rates to historically low levels when the Company's assets were repricing more quickly than funding sources; higher overhead levels as a result of previous growth initiatives; an increase in the amortization of servicing rights and impairment charges of servicing rights due to a decline in the value of these rights as a direct result of declines in long-term interest rates to historical lows; management's increases in the provisions for loan losses related to specific allocations for certain commercial business and commercial real estate loans and an overall increase in the allocation for these loan categories based on increases in problem credits identified within these portfolios; and an impairment charge related to the Company's classifying commercial real estate as held for sale.

Management believes that it is taking the necessary actions to increase the Company's net interest margin primarily through reducing its funding costs. Historically, the Company has depended more than its competitors on brokered deposits and out of state certificates of deposit as a source of funds. These funds typically have a higher cost than local market deposits. During the six months ended June 30, 2002, management reduced brokered deposits by $37.8 million from the level at December 31, 2001. In addition, management has decreased the Company's borrowings by $14.6 million at June 30, 2002 from the amount at December 31, 2001, which borrowings have also been a higher cost source of funds than deposit accounts. Finally, a significant amount of the Company's longer term, higher cost funding continues to mature and reprice in the current lower interest rate environment. Management also is taking steps to increase interest income by converting non-earning assets to earning assets. Management's decision to increase the amount of commercial real estate held for sale and the impairment charge related to this decision was a direct result of management's plan to decrease fixed assets.

Management also has taken actions to decrease the non-interest expenses of the Company. The Company has engaged a consulting firm, which is assisting in identifying opportunities for efficiencies. The Company's actions taken to date pursuant to this effort have reduced salaries and related personnel costs and occupancy costs in 2002 compared to the same periods in 2001.

Management believes that it has made progress in identifying the losses in the loan portfolio and taking appropriate action to improve future credit quality. These actions include expanding the scope of the loan review function and revising the credit underwriting standards of the Company. Addressing problem credits is a high priority for management. Management feels it has appropriately provided for the risk in the portfolio and based on its current knowledge does not anticipate future increases in the allowance of the magnitude recorded during the second quarter of 2002.

To date, the Company continues to meet its credit obligations. In addition, the Bank met the capital requirements to be considered "well capitalized" and the levels required by the Supervisory Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------        ----------------------------
                                                        2002                  2001                2002            2001
                                                        ----                  ----                ----            ----
Net income (loss) (in thousands)                   $(11,139)              $(2,078)           $(10,978)        $(2,501)
Basic and diluted earnings (loss) per share          $(0.69)               $(0.26)             $(0.89)         $(0.31)
Return on average assets                              (2.90)%               (0.49)%             (1.42)%         (0.30)%
Return on average equity                             (66.93)%              (17.52)%            (38.21)%        (10.40)%
Noninterest expense to average assets                  5.69%                 2.96%               4.34%           2.82%
Efficiency ratio                                     206.18%               107.95%             148.57%         104.24%
Net interest margin                                    2.12%                 2.14%               2.08%           2.24%



                                                                 JUNE 30,             DECEMBER 31,                JUNE 30,
                                                                     2002                     2001                    2001
                                                               ----------              -----------              ----------
Total assets (in thousands)                                    $1,519,276               $1,608,420              $1,691,247
Shareholders' equity (in thousands)                                54,343                   45,517                  46,829
Shareholders' equity to total assets                                 3.58%                    2.83%                   2.77%
Shares outstanding                                             16,142,987                8,128,663               8,112,996
Book value per share                                                $3.37                    $5.60                   $5.77
Tangible book value per share                                       $3.20                    $5.29                   $5.45
Closing share price of common stock                                 $3.59                    $3.05                   $3.80
Nonperforming assets to total assets (1)                             2.42%                    2.09%                   2.11%
Allowance for losses on loans to total loans (1)                     1.97%                    1.49%                   1.39%
Net charge-offs to average loans (2)                                 0.54%                    0.26%                   0.18%

(1)  Ratios are based on period end balances.
(2)  Annualized for comparative purposes.

OVERVIEW

The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, the difference between the interest that is earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.


RESULTS OF OPERATIONS

Net Income. The Company reported a net loss of $11.1 million for the second quarter of 2002, or $0.69 per share. This is an increase of $9.0 million over the net loss of $2.1 million or $0.26 per share for the second quarter of 2001. The net loss for the six months ended June 30, 2002 was $11.0 million, or $0.89 per share, an increase of $8.5 million from the net loss of $2.5 million, or $0.31 per share for the six months ended June 30, 2001. Although the losses for the second quarter and the six months ended June 30, 2002 were similar, the per share losses were different due to the stock offering in March which increased the Company's capitalization.

The primary reasons for the increase in the net loss for both the three- and six-month periods ended June 30, 2002 are: a permanent impairment charge of $8.8 million taken against the Company's premises and equipment; an increase in the loan loss reserve of $6.2 million for the second quarter and $6.3 million for the six months ended June 30, 2002; and increased net losses from loan servicing to $1.5 million and $2.0 million for the three and six months ended June 30, 2002, respectively, due to increased amortization and continued impairment of loan servicing rights in a declining interest rate environment. These increases in expenses were partially offset by an increased tax benefit generated from the operating loss.

Net interest income decreased to $7.5 million and $14.8 million for the three and six months June 30, 2002, respectively from $8.4 million and $17.5 million in their respective periods in 2001. Noninterest income decreased in the second quarter of 2002 to $3.1 million from $4.3 million in the same period in 2001. Noninterest income for the six months ended June 30, 2002 increased to $7.7 million from $6.7 million for the same period in 2001. Noninterest expense increased to $21.9 million and $33.5 million for the three and six months ended June 30, 2002, respectively.

Interest Income. Total interest income for the quarter ended June 30, 2002 was $23.1 million, a decrease of 23.2%, from the second quarter of 2001. Total interest income for the first six months of 2002 decreased 23.0% from the same period in 2001 to $46.9 million. There are two primary reasons for the decline in interest income over 2001. First, yields on interest-earning assets declined to 6.59% and 6.62% in the three- and six-month periods ended June 30, 2002, respectively, from 7.68% and 7.91% for the same periods in 2001. Secondly, average-earning assets declined in 2002 from 2001. Average earning assets for the second quarter of 2002 decreased 10.2% to $1.407 billion from $1.568 billion in the second quarter of 2001. Average earning assets for the six months ended June 30, 2002 decreased 8.8% to $1.426 billion from $1.563 billion for the same period in 2001. The decrease in average earning assets contributed $4.6 million and $8.6 million of the decrease in interest income for the three and six months ended June 30, 2002, respectively. The decline in the yield on earning assets for the three months ended June 30, 2002 compared to the same period in the prior year was primarily due to declines in the level of short term interest rates from 2001 to 2002. As interest rates have continued to level off, the decline in yields has gradually narrowed.

Interest Expense. Total interest expense decreased 27.8% to $15.6 million, and 27.5% to $32.1 million, for the three- and six-month periods ended June 30, 2002, respectively, from $21.7 million and $44.2 million for the same periods in 2001. Interest expense for the three and six months ending June 30, 2002 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds compared to the prior year quarter. The average balance of interest-bearing deposits decreased $108.7 million and $84.0 million, or 10.1 % and 7.9 %, for the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. This decrease includes a significant decrease in out of state and brokered certificates of deposit, which generally carry a higher interest rate. Average borrowings decreased $68.5 million and $76.1 million, or 17.6% and 18.7%, for the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The Company's cost of funds decreased to 4.71% and 4.78% for the three and six months ending June 30, 2002, respectively, as compared to 5.79% and 5.94% for the same periods in 2001. The lower cost of funds contributed $3.6 million and $7.8 million to the decrease in interest expense for the three and six months ended June 30,2002, respectively.

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



                                                                        THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------------------------------
                                                             2002                                         2001
                                              -------------------------------------    ----------------------------------------
                                                AVERAGE                                       AVERAGE
                                                BALANCE       INTEREST       RATE             BALANCE      INTEREST       RATE
                                              ----------      --------       -----           ----------    --------      ------
Interest-earning assets:
Loans receivable                              $1,050,633       $19,072       7.26%           $1,277,603     $25,342       7.93%
Mortgage-backed securities                       158,396         2,460       6.21%              204,307       3,414       6.68%
Other                                            198,292         1,565       3.31%               86,002       1,314       6.26%
                                              ----------       -------                       ----------     -------
Total interest-earning assets                  1,407,321        23,097       6.59%            1,567,912      30,070       7.68%
                                                               -------                                      -------
Noninterest-bearing assets                       134,366                                        127,689
                                              ----------                                     ----------
Total assets                                  $1,541,687                                     $1,695,601
                                              ==========                                     ==========

Interest-bearing liabilities:
Deposits                                        $967,513         9,399       3.90%           $1,076,052      14,670       5.47%
Borrowings                                       320,459         5,194       6.50%              388,922       6,108       6.30%
Junior Subordinated Debentures                    43,750         1,039       9.50%               43,750         999       9.13%
                                              ----------       -------                       ----------     -------
Total interest-bearing liabilities             1,331,722        15,632       4.71%            1,508,724      21,777       5.79%
                                                               -------                                      -------
Noninterest-bearing liabilities                  143,216                                        139,431
Shareholders' equity                              66,749                                         47,446
                                              ----------                                     ----------
Total liabilities and
  shareholders' equity                        $1,541,687                                     $1,695,601
                                              ==========                                     ==========
Net interest income before
  capitalized interest                                           7,465                                        8,293
                                                               -------                                      -------
Interest rate spread                                                         1.88%                                        1.89%
Net interest margin                                                          2.12%                                        2.14%
Interest expense capitalized (1)                                     -                                          111
                                                               -------                                      -------
Net interest income                                            $ 7,465                                      $ 8,404
                                                               =======                                      =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                    105.68%                                        103.92%


(1) Capitalized construction interest in 2001.


                                                                          SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------------------------------------------------------
                                                             2002                                         2001
                                              -------------------------------------    ----------------------------------------
                                                AVERAGE                                       AVERAGE
                                                BALANCE       INTEREST       RATE             BALANCE      INTEREST       RATE
                                              ----------      --------       -----           ----------    --------      ------
Interest-earning assets:
Loans receivable                              $1,077,778      $39,053        7.25%          $1,279,791       $52,340      8.18%
Mortgage-backed securities                       160,458        4,972        6.20%             199,782         6,775      6.78%
Other                                            187,477        2,840        3.34%              83,224         2,590      6.54%
                                              ----------      -------                       ----------       -------
Total interest-earning assets                  1,425,713       46,865        6.62%           1,562,797        61,705      7.91%
                                                              -------                                        -------
Noninterest-bearing assets                       129,345                                       123,485
                                              ----------                                    ----------
Total assets                                  $1,555,058                                    $1,686,282
                                              ==========                                    ==========

Interest-bearing liabilities:
Deposits                                      $  977,135       19,500        4.02%          $1,061,133        29,800      5.66%
Borrowings                                       329,968       10,491        6.41%             406,061        12,754      6.33%
Junior Subordinated Debentures                    43,750        2,078        9.50%              43,750         1,997      9.13%
                                              ----------      -------                       ----------       -------
Total interest-bearing liabilities             1,350,853       32,069        4.78%           1,510,944        44,551      5.94%
                                                              -------                                        -------
Noninterest-bearing liabilities                  146,261                                       127,221
Shareholders' equity                              57,944                                        48,117
                                              ----------                                    ----------
Total liabilities and
  shareholders' equity                        $1,555,058                                    $1,686,282
                                              ==========                                    ==========
Net interest income before
  capitalized interest                                         14,796                                         17,154
                                                              -------                                        -------
Interest rate spread                                                         1.84%                                        1.97%
Net interest margin                                                          2.08%                                        2.24%
Interest expense capitalized(1)                                     -                                            339
                                                              -------                                        -------
Net interest income                                           $14,796                                        $17,493
                                                              =======                                        =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                     105.54%                                       103.43%


(1)Capitalized construction interest in 2001.


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


                                                                THREE MONTHS ENDED JUNE 30,
                                                                       2002 VS. 2001
                                                                    INCREASE (DECREASE)
                                                     ---------------------------------------------------
                                                                              CHANGE            CHANGE
                                                       TOTAL                  DUE TO            DUE TO
                                                      CHANGE                  VOLUME             RATE
                                                     ---------               --------           -------
                                                                          (IN THOUSANDS)
INTEREST INCOME ON:
  Loans receivable                                    $(6,270)                $(4,244)         $(2,026)
  Mortgage-backed securities                             (954)                   (726)            (228)
  Other                                                   251                     393             (142)
                                                      -------                 -------          -------
    Total interest income                              (6,973)                $(4,577)         $(2,396)
                                                      -------                 -------          -------
INTEREST EXPENSE ON:
  Deposits                                            $(5,271)                $(1,480)         $(3,791)
  Borrowings                                             (914)                 (1,075)             161
  Junior Subordinated Debentures                           40                       -               40
                                                      -------                 -------          -------
    Total interest expense                             (6,145)                $(2,555)         $(3,590)
                                                                              =======          =======
Decrease in net interest income                         $(828)
                                                      =======




                                                                 SIX MONTHS ENDED JUNE 30,
                                                                       2002 VS. 2001
                                                                    INCREASE (DECREASE)
                                                     ---------------------------------------------------
                                                                              CHANGE            CHANGE
                                                       TOTAL                  DUE TO            DUE TO
                                                      CHANGE                  VOLUME             RATE
                                                     ---------               --------           -------
                                                                          (IN THOUSANDS)
INTEREST INCOME ON:
  Loans receivable                                   $(13,287)                $(7,715)         $(5,572)
  Mortgage-backed securities                           (1,803)                 (1,254)            (549)
  Other                                                   250                     410             (160)
                                                     --------                 -------          -------
    Total interest income                             (14,840)                $(8,559)         $(6,281)
                                                     --------                 -------          -------
INTEREST EXPENSE ON:
  Deposits                                           $(10,300)                $(2,212)         $(8,088)
  Borrowings                                           (2,263)                 (2,421)             158
  Junior Subordinated Debentures                           81                       -               81
                                                     --------                 -------          -------
    Total interest expense                            (12,482)                $(4,633)         $(7,849)
                                                                              =======          =======
Decrease in net interest income                      $ (2,358)
                                                     ========


Provision for Loan Losses. The provision for loan losses increased to $6.2 million and $6.3 million for the three- and six-month periods ended June 30, 2002, respectively, as compared to $3.1 million and $4.2 million for the same periods in 2001. Management increased the provision for loan losses primarily due to a credit quality deterioration of $11 million in the commercial business loan portfolio and a further deterioration of $5.2 million in the commercial real estate loan portfolio. Additionally, increased risk in the business and commercial real estate markets caused the Company to increase the factors used in determining the loan loss provision for these classified loan categories. As a result, the allowance for losses on loans at June 30, 2002 was $20.7 million, or 1.97%, of total loans, as compared to $17.3 million, or 1.49%, of total loans at December 31, 2001.

Noninterest Income. Total noninterest income decreased 27.0% to $3.1 million for the second quarter of 2002, as compared to $4.3 million for the same period in 2001. Noninterest income for the six months ended June 30, 2002, increased 15.1% to $7.8 million from $6.7 million in the same period in 2001.

Gain on sale of loans was $1.5 million and $3.2 million in the three- and six-month periods ended June 30, 2002, respectively, as compared to $1.8 million and $2.5 million during the same periods in 2001. The primary reason for the increase in the first six months of 2002 as compared with the same period in 2001 was a decrease in interest rates in mid to late 2001 and early 2002 which has caused an increase in refinance activity resulting in increased residential mortgage loan origination volumes and, therefore, an increase in loans available to sell. The reason for the decrease in the second quarter is that the Company is no longer selling any multi-family and commercial real estate loans. The proceeds from sales of residential loans held for sale in the first six months of 2002 were $431.0 million as compared to $91 million in the same period in 2001. Proceeds from the sale of multifamily and commercial real estate loans were $6.5 million for the first six months of 2002 as compared to $49.3 million for the same period in 2001.

There were losses from net loan servicing of $1.5 million in the three-month period ended June 30, 2002 as compared to losses of $674 thousand for the same period in 2001. For the six-month period ended June 30, 2002, losses on net loan servicing were $2.0 million as compared to losses of $783 thousand for the same time period in 2001. The primary reason for the higher losses was the increased amortization and impairment of servicing rights due to an increase in prepayment of loans in 2002 compared to the same period in 2001. The portfolio of loans serviced for others increased to $2.3 billion at June 30, 2002 as compared to $2.2 billion at December 31, 2001.

Service charges on deposit accounts increased 73.6% and 46.6% to $849 thousand and $1.3 million in the three- and six-month periods ended June 30, 2002 compared to $489 thousand and $893 thousand for the same periods in 2001. The primary reason for the significant increase is due to new fee-generating programs that the Company implemented during 2002.

The Company had $828 thousand and $1.8 million in gains on the sale of securities in the three- and six-month periods ended June 30, 2002, respectively as compared to $1.1 million and $1.5 million for the same periods in 2001. In both periods substantially all of the gains were the result of securitizing one to four family loans and simultaneously selling those securities.

Other operating income decreased to $1.4 million in the three-month period ended June 30, 2002 compared to $1.6 million for the same period in the previous year. For the six months ended June 30, 2002 other operating income increased to $3.4 million as compared to $2.6 million for the same period in the prior year. The decrease in the second quarter of 2002 was directly attributable to a $550 thousand one-time permanent impairment charge on the tax-exempt municipal bond the Company holds. Excluding this one-time charge, other operating income increased in the second quarter by 26.8% to $2.0 million.

Noninterest Expense. Total noninterest expense increased to $21.9 million in the three-month period ended June 30, 2002 as compared to $12.6 million for the same period in 2001. For the first six months of 2002 total noninterest expense was $33.5 million as compared to $23.8 million in 2001. A significant portion of the increase is due to a one-time impairment charge of $8.8 million taken against premises and equipment.

Personnel related expenses decreased $651 thousand and $607 thousand in the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. These decreases are due to a 12% reduction in headcount, achieved primarily through attrition in the last year. The Company announced an efficiency program during the second quarter of 2002 that will further reduce headcount and continue to reduce the Company's personnel related expenses.

Occupancy costs decreased $380 thousand and $485 thousand in the three- and six-month periods ended June 30, 2002, respectively, over the same periods in 2001. Since no new offices have been opened in 2002 the Company's occupancy costs have stabilized over the last 12 months. The Company is not planning to open any new facilities in the near future, which will allow occupancy costs to remain stable.

Data processing expense increased $32 thousand and $7 thousand in the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. Data processing costs have stabilized in 2002 after seeing significant growth in 2001 due to the Bank's systems conversion in September 2000. Data processing costs should remain stable in the foreseeable future.

Marketing expense decreased $46 thousand and $103 thousand in the three- and six-month periods ended June 30, 2002, respectively, compared to the same periods in the prior year. Marketing costs in 2002 are limited to more routine activities as compared to prior years.

State franchise taxes decreased $259 thousand and $443 thousand in the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The primary reason for the decrease was a refund from the

State of Ohio that was received in May of 2002 and a refinement of the allocation of taxes among the various states where the Bank conducts business.

At June 30, 2002 premises and equipment held for sale included certain parcels of land and buildings and various works of art owned by the Company. During June, 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties , the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or third party purchase offers. Management has not obtained an independent appraisal in arriving at these values. Any future valuation of these assets may result in additional adjustment in their carrying values. No valuation allowance has been recorded on the art held for sale based on an appraisal, which indicates the art's fair value exceeds its current carrying value.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses, and expenses pertaining to real estate owned and professional expenses, increased $1.9 million and $2.7 million for the three- and six-month periods ended June 30, 2002, respectively, as compared to the same period in 2001. These increases were generally the result of increases in expenses pertaining to real estate owned and legal expense.

On June 6, 2002, the Company announced that it was undergoing a restructuring plan that would be concluded by year-end. The Company currently projects annualized cost savings of $3.0 million as a result of improved process efficiencies and personnel reductions. The Company originally expected to incur costs in connection with the restructuring, primarily personnel related, of $0.5 million to $1.0 million, to be taken in the third quarter of 2002. Since most of the personnel reductions were the result of attrition, the Company now expects restructuring costs not to exceed $200 thousand.

Provision for Income Taxes. The Company's income tax benefit increased $5.4 million and $5.0 million for the three and six months ended June 30, 2002, respectively, as compared to the prior year period. The primary reason for the increase in the benefit was due to the fact that the Company had a larger pre-tax loss during the three- and six-month periods ended June 30, 2002 as compared to the same periods in the prior year.



ASSET QUALITY

The Bank undertakes detailed reviews of the loan portfolio regularly to identify potential problem loans or trends and to provide for adequate estimates of probable losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. The Company normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, the Company assesses the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The following table provides information concerning the Company's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.


                                                          JUNE 30,      DECEMBER 31,
                                                              2002             2001
                                                          --------      -----------
Nonaccrual loans                                           $31,396          $30,602
Loans past due greater than
  90 days or impaired, still accruing                          191               85
                                                           -------          -------
Total nonperforming loans                                   31,587           30,687
Real estate owned                                            5,128            2,791
                                                           -------          -------
Total nonperforming assets                                 $36,715          $33,478
                                                           =======          =======
Allowance for losses on loans                              $20,678          $17,250
                                                           =======          =======

Nonperforming loans to total loans                            3.02%            2.68%
Nonperforming assets to total assets                          2.42%            2.09%
Net charge-offs to average loans(1)                           0.54%            0.26%
Provision for loan losses to average loans(1)                 1.18%            0.53%
Allowance for losses on loans to total
  nonperforming loans at end of period                       65.46%           56.21%
Allowance for losses on loans to
  total loans at end of period                                1.97%            1.49%

(1) Annualized for comparative purposes.

Nonperforming loans at June 30, 2002 increased $900 thousand to $31.6 million as compared to $30.7 million at December 31, 2001. Real estate owned increased $2.3 million over the same period. These changes were primarily due to a transfer of $3.1 million of loans to real estate owned during the first quarter of 2002. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to several entities affiliated with each other were put on nonaccrual and calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May 2001, the borrowers began making interest payments on these loans. These loans were brought current as of June 30, 2002 through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired and nonperforming at June 30, 2002. Management determined the amount of the impairment of these loans to be $3.2 million as of June 30, 2002. Management will charge off these balances if it becomes clear that the borrowers have exhausted all possible efforts to improve the value of the underlying collateral through enhancement of the businesses' operating performance or the possibility of the borrowers obtaining alternate sources of financing.

The provision for loan losses increased for the three-month period ended June 30, 2002 as compared to the same period in 2001. Management increased the loan loss provision primarily due to a credit quality deterioration of $11 million in the commercial business loan portfolio and a further deterioration of $5.2 million in the commercial real estate loan portfolio. Additionally, increased risk in the business and commercial real estate markets caused the Company to increase the factors used in determining the loan loss provision for these classified loan categories.

In addition to the nonperforming assets included in the table above, the Company identifies potential problem loans, which are still performing but have a weakness which causes it to classify those loans as substandard for regulatory purposes. There were $5.1 million of loans in this category at June 30, 2002 compared to $1.3 million of such loans at December 31, 2001.

FINANCIAL CONDITION

Total assets amounted to $1.519 billion at June 30, 2002 as compared to $1.608 billion at December 31, 2001, a decrease of $89 million. The decrease in assets was concentrated in loans and was partially offset by increases in securities. Under the supervisory agreement, the Company has committed that quarter end assets for the Bank will not exceed $1.702 billion during the term of the agreement.

Securities available for sale increased $27.9 million to $122.2 million at June 30, 2002 as compared to $94.3 million at December 31, 2001. The reasons for the increase were the transfer of $13.8 million in tax-exempt bonds to available for sale from held to maturity and the purchase of $138.3 million of U.S. agency notes and bills partially offset by $125.3 million of maturities of U.S. agency notes and bills.

Loans receivable, net increased $25.5 million, or 2.6%, to 1.0 billion at June 30, 2002 from $974.5 million at December 31, 2001. This increase was due to transfers of commercial and multi-family loans of $81.5 million from held for sale to loans receivable. This was partially offset by decreases due to loan sales and repayments in the first six months of 2002.

Loans held for sale decreased $121.9 million to $47.4 million at June 30, 2002 from $169.3 million at December 31, 2001. The primary reasons for the decrease in this category are the loans sales that have occurred in the first three months of 2002 and the decision to transfer all multi-family and commercial real estate loans from the loans held for sale category back into the loan portfolio, due to an improvement in the Bank's capital position.

Federal Home Loan Bank stock increased $390 thousand to $17.3 million at June 30, 2002 as compared to the December 31, 2001 balance. The reason for the increase was the payment of stock dividends to the Bank from the Federal Home Loan Bank.

Real estate owned increased $2.3 million, or 83.7%, to $5.1 million at June 30, 2002. The primary reason for the increase was the $3.1 million transfer into real estate owned of two properties in the first quarter of 2002. This was partially offset by a $709 thousand additional provision taken in the first six months.

Total deposits were $1.073 billion at June 30, 2002, a decrease of $69.3 million from the balance of $1.142 billion at December 31, 2001. The decrease resulted principally from decreased certificates of deposit balances of $62.8 million, including a decrease of $37.8 million of out of state and brokered certificates of deposit, and non-interest bearing checking accounts of $20.9 million, which were partially offset by an increase of $15.9 million of interest-bearing checking and savings accounts. During 2001 and continuing through the first quarter of 2002, the Bank increased the proportion of certificates of deposit due to mature more than one year in the future in order to reduce interest rate risk.

Borrowings decreased $14.6 million, or 4.3%, from December 31, 2001 to June 30, 2002. The decrease was the result of the paydown of Federal Home Loan Bank advances and the $2.0 million repayment of the loan to the Company's majority shareholder.



LIQUIDITY AND CAPITAL RESOURCES

Liquidity. The term "liquidity" refers to the ability to generate adequate amounts of cash for funding loan originations, loan purchases, deposit withdrawals, maturities of borrowings, and operating expenses. The Bank's primary sources of internally generated funds are principal repayments and payoffs of loans, cash flows from operations, and proceeds from sales of assets. External sources of funds include increases in deposits and borrowings, and public or private securities offerings by the Company.

The Company's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. The Company's primary use of funds is for interest payments on its existing debt. At June 30, 2002, the Company, excluding the Bank, had cash and readily convertible investments of $7.0 million. This includes $672 thousand the Company holds in liquid assets as a requirement of the subordinated notes due January 1, 2005.

The Company was required to make a $1.0 million principal payment on its commercial bank note payable on July 25, 2002 so that the commercial bank would waive the minimum return on assets covenant on the note payable. The remaining $4.0 million balance is due on December 31, 2002. The Company is currently in negotiations to refinance the commercial bank note to extend the final principal payment beyond December 31, 2002. In addition, the Company made the quarterly scheduled $1.0 million interest payments on the Guaranteed Preferred Beneficial Interest in the Company's Junior Subordinated Debentures on July 1, 2002. After making these payments and paying other normal business expenses, the Company, excluding the Bank, had cash and readily convertible investments of $4.7 million as of July 31, 2002.

The Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) for the quarter ending June 30, 2002 was 23.42%. Historically, the Company has maintained its liquidity close to 4.0% since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds. However, the balance of liquid assets during the first six months of 2002 was substantially higher because the volume of loan payoffs was high while the demand for loans was only high for one-to four-family fixed rate loans, which are sold after they are originated. At June 30, 2002, the Bank had approximately $41.5 million in cash, $52.2 million in U.S. Treasury securities and $17.7 million in Fannie Mae and Ginnie Mae mortgage-backed securities, which were available to sell or to pledge to meet liquidity needs.

While principal repayments and Federal Home Loan Bank advances had been fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. the Company regularly reviews cash flow needed to fund its operations and adjusts loan and deposit rates as needed to balance cash available with cash needs.

We had access to wholesale borrowings based on the availability of eligible collateral. The Federal Home Loan Bank makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the Federal Home Loan Bank under its blanket pledge agreement of approximately $20 million at June 30, 2002.

At June 30, 2002, $267.0 million, or 24.8%, of the Company's deposits were in the form of certificates of deposit of $100,000 and over. The Company has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At June 30, 2002, approximately $9.0 million, or 0.8%, of deposits were held by these individuals and entities. Of these out-of-state time deposits, $2.3 million were also included in the $100,000 and over time deposits discussed above. During 2001, the Bank received regulatory approval and began accepting brokered deposits. At June 30, 2002, brokered deposits totaled $81.0 million. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $273.8 million at June 30, 2002, or 25.5%, of total deposits. The supervisory agreement requires that the Bank reduce its reliance on volatile funding sources, including but not limited to, brokered and out-of-state deposits. Brokered and out-of-state deposits have decreased from $127.8 million at December 31, 2001 to $90.0 million at June 30, 2002. The supervisory agreement does not call for a specific amount of reduction or a specific time frame in which to make the reduction. Since many of these depositors are not located near the Bank's retail sales offices and do not have other accounts, these deposits tend to be less stable and less likely to renew if the Company's rates are not competitive with national rates. The Company's dependence on these wholesale types of deposits creates the risk that the Company might experience a liquidity shortage if it stopped issuing or renewing these types of certificates of deposit or that it would have to pay high rates to renew or replace these funds which would negatively impact profitability. In order to minimize these risks, the Company monitors the maturity of these types of funds so their maturities are staggered. The Company also deals with several brokers and compares rates among them to help ensure the Company is paying competitive rates. However, based on the Federal Home Loan Bank collateral requirements, the Bank may have to use brokered or out-of-state certificates of deposit for liquidity purposes. If a liquidity shortage occurs despite all of these steps, the Company has the ability to generate additional liquidity beyond the cash and securities mentioned above by stopping the issuance of commitments to make new loans and selling some or all of the $47.4 million of loans the Company owns that are classified as held for sale at June 30, 2002. Such a liquidation of loans held for sale could have a negative impact on net interest income.

The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of $41.0 million at June 30, 2002.

Capital. The OTS imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a core requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Bank's regulatory capital ratios at June 30, 2002 were in excess of the "well capitalized" capital requirements. The following table summarizes the Bank's position against the "well capitalized" requirements:

                                      WELL CAPITALIZED
                                  --------------------------
                                                  PERCENT OF
                                    AMOUNT          ASSETS
                                  -----------     ----------
Tangible Capital:
   Actual                         $   106,153        7.01%
   Requirement                         30,300        2.00
                                  -----------       -----
   Excess (Deficiency)            $    75,853        5.01%
                                  ===========       =====
Core Capital:
   Actual                         $   106,153        7.01%
   Requirement                         75,751        5.00
                                  -----------       -----
   Excess (Deficiency)            $    30,402        2.01%
                                  ===========       =====
Risk-based Capital:
   Actual                         $   120,103       10.38%
   Requirement                        115,744       10.00
                                  -----------       -----
   Excess (Deficiency)            $     4,359        0.38%
                                  ===========       =====

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that are subject to assumptions, risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "anticipate," "likely," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may." Actual results could differ materially from those contained in or implied by such forward-looking statements for a variety of factors including:

         o    changes in interest rates;

         o continued weakening in the economy and other factors that would materially impact credit quality trends, real estate lending and the ability of the Bank to generate loans;

         o business and other factors affecting the economic outlook of individual borrowers of the Bank and their ability to repay loans as agreed;

         o the ability of the Company and the Bank to timely meet their obligations under their respective supervisory agreements;

         o the status of the relevant markets in which the Company and the Bank may sell various assets;

         o increase in the dollar amount of nonperforming loans held by the Bank;

         o increased competition, which raises rates paid on demand and time deposits offered by the Bank;

         o adverse developments of a material nature in collection and other lawsuits involving the Bank;

         o delay in or inability to execute strategic initiatives designed to grow revenues and/or manage expenses;

         o changes in law imposing new legal obligations or restrictions or unfavorable resolution of litigation;

         o the ability of the Bank to continue to use the Federal Home Loan Bank as a source of liquidity; and

         o changes in accounting, tax, or regulatory practices or requirements.

Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter business strategy or capital expenditure plans that may, in turn, affect the results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this prospectus, you should not regard the inclusion of such information as the Company's representation that it will achieve any strategy, objectives or other plans. The forward-looking statements contained in this prospectus speak only as of the date of this prospectus as stated on the front cover, and the Company has no obligation to update publicly or revise any of these forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, like other financial institutions, is subject to market risk. Market risk is the risk that a company can suffer economic loss due to changes in the market values of various types of assets or liabilities. As a financial institution, a profit is made by accepting and managing various types of risks. The most significant of these risks are credit risk and interest rate risk. The principal market risk for the Company is interest rate risk. Interest rate risk is the risk that changes in market interest rates will cause significant changes in net interest income because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times.

The OTS currently looks to the Thrift Bulletin 13a, issued December 1, 1998, to evaluate interest rate risk at institutions they supervise. The OTS categorizes interest rate risk as minimal, moderate, significant, or high based on a combination of the projected Net Portfolio Value ("NPV") after a 200 basis point change in interest rates and the size of that change in NPV due to a 200 basis point change in interest rates.

The Company manages interest rate risk in a number of ways. Some of the tools used to monitor and quantify interest rate risk include:

         o    annual budgeting process;

         o    quarterly forecasting process;

         o monthly review of listing of liability rates and maturities by month;

         o monthly shock report of effect of sudden interest rate changes on net interest income;

         o monthly shock report of effect of sudden interest rate changes on net value of portfolio equity;

         o monthly analysis of rate and volume changes in historic net interest income;

         o    semi-monthly forecast of balance sheet activity.

         o weekly review of certificate of deposit offering rates and maturities by day; and

The Bank has established an asset and liability committee to monitor interest rate risk. This committee has representation from finance, lending and deposit operations. This committee meets at least twice a month, reviews the current interest rate risk position, and determines strategies to pursue for both long- and short-term horizons. The activities of this committee are reported to the Board of Directors of the Bank. Between meetings the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

One of the ways the Bank monitors interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter. The results for a downward parallel shift of 2% at June 30, 2002 and December 31, 2001 are not meaningful because some rates such as the Federal Funds Rate are already less than 2%.

                                EXPECTED CHANGE IN NET INTEREST INCOME
                                --------------------------------------
CHANGE IN INTEREST RATE        JUNE 30, 2002          DECEMBER 31, 2001
-----------------------        -------------          -----------------


       +2%                          +4%                       +7%
       +1%                          +2%                       +3%
       -1%                          -1%                       -1%
       -2%                          N/A                       N/A

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that at December 31, 2001 the Company had exposure to falling rates but would benefit from rising rates. The expected change in net interest income at June 30, 2002 was impacted by a shift in the balance sheet towards short-term liabilities. During the quarter, short-term interest-earning assets decreased in dollar amount to a greater extent than short-term interest-bearing liabilities. The net result was a reduction of the benefit in a rising rate scenario. The Company's exposure to falling rates has remained unchanged.

Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as NPV and is the methodology used by the OTS in measuring interest rate risk.

The following table shows the change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter. The results for a downward parallel shift of 2% at June 30, 2002 and December 31, 2001 are not meaningful because some rates such as the Federal Funds Rate are already less than 2%


                                EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                --------------------------------------
CHANGE IN INTEREST RATE        JUNE 30, 2002          DECEMBER 31, 2001
-----------------------        -------------          -----------------

       +2%                          -9%                       -16%
       +1%                          -4%                       -8%
       -1%                          -3%                       +0%
       -2%                          N/A                       N/A

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because interest rate risk is monitored regularly and the Company actively manages that risk, these projections serve as a worst-case scenario assuming no reaction to changing rates. The results above indicate that exposure to rising rates as measured by post-shock NPV has decreased while exposure to falling rates has increased marginally. Under Thrift Bulletin 13a, the Company falls in the minimal interest rate risk category as of June 30, 2002, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

The Company's strategies to limit interest rate risk from rising interest rates are as follows:

         o    originate one- to four-family loans primarily for sale;

         o originate the majority of business loans to float with prime rates;

         o    increase core deposits, which have low interest rate sensitivity;

         o    borrow funds with maturities greater than a year;

         o borrow funds with maturities matched to new long-term assets acquired;

         o consider the use of derivatives to reduce interest rate risk when economically practical.

The Company also follows strategies that increase interest rate risk in limited ways including:

         o originating and purchasing fixed rate multifamily and commercial real estate loans limited to five year maturities or five year terms to repricing; and

         o originating and purchasing fixed rate consumer loans with terms from two to fifteen years.

The Company is also aware that any method of measuring interest rate risk, including the two used above, has certain shortcomings. For example, certain assets and liabilities may have similar maturities or repricing dates but their repricing rates may not follow the general trend in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates while rates on other assets and liabilities may lag market rates. In addition, any projection of a change in market rates requires that prepayment rates on loans and early withdrawal of certificates of deposits be projected and those projections may be inaccurate. The Company focuses on the change in net interest income and the change in net portfolio value as a result of immediate and sustained parallel shifts in interest rates as a balanced approach to monitoring interest rate risk when used with budgeting and the other tools noted above.

At the present time the Company does not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.6% of assets and 71.4% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, the Company does not consider any of these areas to be a source of significant market risk.


PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Metropolitan Financial Corp. was held on April 23, 2002 at 9:00 a.m., (the "Annual Meeting") at 22901 Millcreek Blvd., Highland Hills, Ohio.

At the Annual Meeting, the shareholders of the Company considered and voted upon proposals to (i) elect Malvin E. Bank, Robert M. Kaye, and David P. Miller as directors of The Company to serve for the term expiring at the Annual Meeting of Shareholders to be held in the year 2005 and (ii) ratify the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending December 31, 2002. The terms of (a) Lois K. Goodman, Marguerite B. Humphrey, Kenneth T. Kohler, and Alfonse M. Mattia, which expire at the 2003 annual meeting and (b) Robert R.

Broadbent, Marjorie M. Carlson, James A. Karman, and Ralph D. Ketchum, which expire at the 2004 annual meeting, continued after the meeting. The shares represented at the Annual Meeting in person or by proxy were voted as follows with respect to each of the proposals:

PROPOSAL #1                               FOR             AGAINST
-----------                               ---             -------
Election of Directors
  Malvin E. Bank                          7,805,173       191,667
  Robert M. Kaye                          7,806,559       190,281
  David P. Miller                         7,806,613       190,227

PROPOSAL #2                               FOR             AGAINST      ABSTAIN
                                          ---             -------      -------
  Ratification of appointment of
  Crowe, Chizek and Company LLP           7,940,225        14,183       42,482

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

      Exhibit
       Number         Description
      --------        -----------
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

        10.2          Third Addendum to Sixth Amendment to the Restated Loan
                      Agreement by and between The Huntington National
                      Bank, Robert M. Kaye as guarantor and the Company dated as of July 22, 2002.

        99.1          Certification of Chief Executive Officer and Chief
                      Financial Officer Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K. - On June 24, 2002, the Company filed an Item 5 on Form 8-K announcing that Kenneth R.
                      Lehman had been named to the Board of Directors of Metropolitan Financial Corp.

                                                                              32

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      METROPOLITAN FINANCIAL CORP.

                                      By:   /s/ Kenneth T. Koehler
                                           -----------------------
                                            Kenneth T. Koehler,
                                            President & Operating Officer
                                            (on behalf of the Registrant)

                                      By:   /s/ Marcus Faust
                                           -----------------------
                                            Marcus Faust,
                                            Executive President & Chief
                                            Financial Officer

                                      By:   /s/Timothy W. Esson
                                           -----------------------
                                            Timothy W. Esson,
                                            Vice President-Finance for the Bank
                                            (as Principal Accounting Officer)


                                            Date:  August 15, 2002