Form 10-Q/A
period 2002-06-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2002-10-22
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10 - Q/A
                                (AMENDMENT NO. 1)


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                        Commission file number 000-21553
                                              ----------

                          METROPOLITAN FINANCIAL CORP.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Ohio                                                 34-1109469
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

22901 Millcreek Blvd.,   Highland Hills, Ohio                       44122
---------------------------------------------                -------------------
  (Address of Principal Executive Offices)                       (Zip Code)

                                 (216) 206-6000
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
    --------      ---------

As of August 9, 2002, there were 16,145,192 common shares of the Registrant issued and outstanding.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                                 FORM 10-Q/A
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS
                                -----------------

PART I.    FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements:

  Consolidated Statements of Financial Condition
  as of June 30, 2002 and December 31, 2001                                 3

  Consolidated Statements of Operations for the three and
  six months ended June 30, 2002 and 2001                                   4

  Condensed Consolidated Statements of Cash Flows
  for the six months ended June 30, 2002 and 2001                           5

  Consolidated Statements of Changes in Shareholders' Equity for
  the three and six months ended June 30, 2002 and 2001                     6

  Notes to Consolidated Financial Statements                              7-19

  Independent Accountants' Review Report                                   20

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                             21-33

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                               33-35

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   36

SIGNATURE                                                                  37

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                       JUNE 30,                DECEMBER 31,
                                                                         2002                      2001
                                                                     -----------               -----------
                                                                     (RESTATED)
ASSETS
Cash and due from banks                                              $    38,488               $    46,699
Interest-bearing deposits in other banks                                   3,053                       577
Securities available for sale                                            122,288                    94,354
Securities held to maturity                                                  325                    14,829
Mortgage-backed securities available for sale                            174,405                   167,313
Loans held for sale                                                       47,446                   169,320
Loans receivable, net                                                    999,997                   974,452
Federal Home Loan Bank stock                                              17,279                    16,889
Premises and equipment, net                                               29,973                    62,831
Premises and equipment held for sale                                      31,397                     8,669
Loan servicing rights, net                                                18,467                    22,951
Accrued income, prepaid expenses and other assets                         23,531                    24,233
Real estate owned, net                                                     5,128                     2,791
Goodwill and other intangible assets                                       2,633                     2,512
                                                                     -----------               -----------
     Total assets                                                    $ 1,514,410               $ 1,608,420
                                                                     ===========               ===========

LIABILITIES
Noninterest-bearing deposits
                                                                     $   123,377               $   146,055
Interest-bearing deposits                                                949,679                   996,339
                                                                     -----------               -----------
     Total deposits                                                    1,073,056                 1,142,394
Borrowings                                                               326,310                   340,897
Other liabilities                                                         20,302                    35,862
Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures                               43,750                    43,750
                                                                     -----------               -----------
     Total liabilities                                                 1,463,418                 1,562,903

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
   none issued                                                              --                        --
Common stock, no par value, 30,000,000 shares
   authorized, 16,142,987 and 8,128,663 shares
   issued and outstanding, respectively                                     --                        --
Additional paid-in capital                                                42,073                    20,978
Retained earnings                                                         11,771                    26,100
Accumulated other comprehensive loss                                      (2,852)                   (1,561)
                                                                     -----------               -----------
  Total shareholders' equity                                              50,992                    45,517
                                                                     -----------               -----------
     Total liabilities and shareholders' equity                      $ 1,514,410               $ 1,608,420
                                                                     ===========               ===========

See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------       -------------------------
                                                                           2002              2001            2002             2001
                                                                           ----              ----            ----             ----
                                                                        (RESTATED)                        (RESTATED)
INTEREST INCOME
  Interest and fees on loans                                           $     19,072    $     25,342    $     39,053    $     52,340
  Interest on mortgage-backed securities                                      2,460           3,414           4,972           6,775
  Interest and dividends on other investments                                 1,565           1,314           2,840           2,590
                                                                       ------------    ------------    ------------    ------------
    Total interest income                                                    23,097          30,070          46,865          61,705
INTEREST EXPENSE
  Interest on deposits                                                        9,399          14,670          19,500          29,800
  Interest on borrowings                                                      5,194           5,997          10,491          12,415
  Interest on Junior Subordinated Debentures                                  1,039             999           2,078           1,997
                                                                       ------------    ------------    ------------    ------------
    Total interest expense                                                   15,632          21,666          32,069          44,212
                                                                       ------------    ------------    ------------    ------------
NET INTEREST INCOME                                                           7,465           8,404          14,796          17,493
Provision for loan losses                                                     6,185           3,145           6,285           4,200
                                                                       ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           1,280           5,259           8,511          13,293
NONINTEREST INCOME
  Net gain on sale of loans                                                   1,203           1,782           2,910           2,451
  Loan servicing loss, net                                                   (5,826)           (674)         (6,333)           (783)
  Service charges on deposit accounts                                           849             489           1,309             893
  Net gain on sale of securities                                                616           1,145           1,607           1,545
  Other operating income                                                      1,441           1,569           3,390           2,625
                                                                       ------------    ------------    ------------    ------------
    Total noninterest income                                                 (1,717)          4,311           2,883           6,731
NONINTEREST EXPENSE
  Salaries and related personnel costs                                        5,672           6,323          11,486          12,093
  Occupancy and equipment expense                                             1,636           2,016           3,298           3,783
  Federal deposit insurance premiums                                            332             340             659             687
  Data processing expense                                                       540             508             932             925
  Marketing expense                                                             256             302             478             581
  State franchise taxes                                                         (15)            244              45             488
  Amortization of intangibles                                                     3              62               6             131
  Loss on impairment of premises and equipment held for sale                  8,800            --             8,800            --
  Other operating expenses                                                    4,663           2,758           7,796           5,083
                                                                       ------------    ------------    ------------    ------------
    Total noninterest expense                                                21,887          12,553          33,500          23,771
                                                                       ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                                                    (22,324)         (2,983)        (22,106)         (3,747)
Benefit for income taxes                                                     (7,834)           (905)         (7,777)         (1,246)
                                                                       ------------    ------------    ------------    ------------
NET LOSS                                                               $    (14,490)   $     (2,078)   $    (14,329)   $     (2,501)
                                                                       ============    ============    ============    ============

Basic and diluted loss per share                                       $      (0.90)   $      (0.26)   $      (1.16)   $      (0.31)
                                                                       ============    ============    ============    ============

Weighted average shares outstanding for basic
  earnings per share                                                     16,139,868       8,110,822      12,379,304       8,107,170
Effect of dilutive options                                                     --              --              --              --
                                                                       ------------    ------------    ------------    ------------

Weighted average shares outstanding for diluted
  earnings per share                                                     16,139,868       8,110,822      12,379,304       8,107,170
                                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                              2002                       2001
                                                                              ----                       ----
                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES                                      $    41,767               $    (9,313)

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                                              (205,001)                 (117,115)
  Purchases of:
    Loans                                                                        (233)                  (46,187)
    Mortgage-backed securities                                                (52,222)                  (19,395)
    Securities available for sale                                            (138,802)                  (83,836)
    Mortgage servicing rights                                                  (1,753)                   (2,228)
    Premises and equipment                                                     (1,120)                   (6,679)
    Interest bearing deposits in other banks                                   (2,476)                     --
  Proceeds from maturities and repayments of:
    Loans                                                                     238,315                   205,812
    Mortgage-backed securities                                                 42,481                    17,766
    Securities available for sale                                             125,394                    23,000
    Securities held to maturity                                                   155                      --
  Proceeds from sale of:
    Loans                                                                       6,500                    49,336
     FHLB stock                                                                  --                       5,000
    Premises, equipment, and real estate owned                                  1,614                       348
                                                                          -----------               -----------
      Net cash used in investing activities                                    12,852                    25,822
                                                                          -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                                              (69,338)                   56,350
  Proceeds from borrowings                                                     22,000                    20,000
  Repayment of borrowings                                                     (34,587)                  (31,328)
  Net activity on lines of credit                                                --                     (49,000)
  Proceeds from issuance of common stock                                       19,095                        46
                                                                          -----------               -----------
    Net cash provided by (used in) financing activities                       (62,830)                   (3,932)
                                                                          -----------               -----------

Net change in cash and cash equivalents                                        (8,211)                   12,577
Cash and cash equivalents at beginning of period                               46,699                    17,010
                                                                          -----------               -----------
Cash and cash equivalents at end of period                                $    38,488               $    29,587
                                                                          ===========               ===========


Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                              $    32,515               $    43,246
    Income taxes                                                                  402                     1,418
Transfer from loans receivable to real estate owned                             4,045                       593
Transfer from loans receivable to loans held for sale                           3,783                    60,759
Transfer from loans held for sale to loans receivable                          81,510                      --
Loans securitized                                                             142,719                   104,032
Net transfer from premises and equipment to premises and
    equipment held for sale                                                    22,728                      --
Exchange of loan for common stock                                               2,000                      --

See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)


                                                                                                      ACCUMULATED
                                                                         ADDITIONAL                      OTHER           TOTAL
                                                           COMMON         PAID-IN        RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                            STOCK         CAPITAL        EARNINGS    INCOME (LOSS)      EQUITY
                                                            -----         -------        --------    -------------      ------

BALANCE MARCH  31, 2001                                    $   --         $ 20,907       $ 29,245      $ (2,089)      $ 48,063
Comprehensive income (loss):
  Net income                                                                               (2,078)                      (2,078)
  Change in unrealized gain on securities, net
    of tax and net of reclassification of gain
    of $744,000 from net income                                                                             823            823
                                                                                                                      --------
Total comprehensive income (loss)                                                                                       (1,255)
Issuance of shares of common stock
  Stock purchase plan-8,181 shares                                              21                                          21
                                                                          --------       --------      --------       --------

BALANCE JUNE 30, 2001                                      $   --         $ 20,928       $ 27,167      $ (1,266)      $ 46,829
                                                                          ========       ========      ========       ========


BALANCE DECEMBER 31, 2000                                  $   --         $ 20,882       $ 29,668      $ (1,091)      $ 49,459
Comprehensive income (loss):
  Net income                                                                               (2,501)                      (2,501)
  Change in unrealized gain on securities, net
    of tax and net of reclassification of gain
    of $1,004,000  from net income                                                                         (175)          (175)
                                                                                                                      --------
Total comprehensive income (loss)                                                                                       (2,676)
Issuance of shares of common stock:
  Stock purchase plan-13,144 shares                                             46                                          46
                                                                          --------       --------      --------       --------

BALANCE JUNE 30, 2001                                      $   --         $ 20,928       $ 27,167      $ (1,266)      $ 46,829
                                                                          ========       ========      ========       ========

                                                                                                      ACCUMULATED
                                                                         ADDITIONAL                      OTHER           TOTAL
                                                           COMMON         PAID-IN        RETAINED    COMPREHENSIVE   SHAREHOLDERS'
                                                            STOCK         CAPITAL        EARNINGS    INCOME (LOSS)      EQUITY
                                                            -----         -------        --------    -------------      ------

BALANCE MARCH 31, 2002                                     $   --         $ 42,050       $ 26,261      $ (3,581)      $ 64,730
Comprehensive income (loss):
  Net loss (RESTATED)                                                                     (14,490)                     (14,490)
  Change in unrealized gain on securities, net
    of tax                                                                                                  729            729
                                                                                                                      --------
Total comprehensive income (loss) (RESTATED)                                                                           (13,761)
Issuance of shares of common stock
  Stock purchase plan-6,357 shares                                              23                                          23
                                                                          --------       --------      --------       --------

BALANCE JUNE 30, 2002 (RESTATED)                           $   --         $ 42,073       $ 11,771      $ (2,852)      $ 50,992
                                                                          ========       ========      ========       ========


BALANCE DECEMBER 31, 2001                                  $   --         $ 20,978       $ 26,100      $ (1,561)      $ 45,517
Comprehensive income (loss):
  Net loss (RESTATED)                                                                     (14,329)                     (14,329)
  Change in unrealized gain on securities, net
    of tax                                                                                               (1,291)        (1,291)
                                                                                                                      --------
Total comprehensive income (loss) (RESTATED)                                                                           (15,620)
Net proceeds from issuance of shares of
  common stock:
  Stock offerings-8,000,000 shares                                          21,050                                      21,050
  Stock purchase plan-14,322 shares                                             45                                          45
                                                                          --------       --------      --------       --------
BALANCE JUNE 30, 2002 (RESTATED)                           $   --         $ 42,073       $ 11,771      $ (2,852)      $ 50,992
                                                                          ========       ========      ========       ========

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is restating its financial statements as of or for the periods ended June 30, 2002. These restatements are a result of the use of incorrect prepayment speed assumptions in the estimation of the value of the Company's mortgage servicing rights. The review and restatement is described in greater detail in Note 13.

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

       - Reduce investment in fixed assets (other than artwork) to no more than 25% of core capital by December 31, 2002;

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

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at June 30, 2002 and December 31, 2001 are as follows:

                                                              JUNE 30, 2002
                                       ------------------------------------------------------------
                                                           GROSS          GROSS
                                         AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                           COST            GAINS          LOSSES          VALUE
                                          ------           -----          ------          -----
AVAILABLE FOR SALE
Mutual funds                           $      5,936                                    $      5,936
Freddie Mac preferred stock                   7,500                    $       (562)          6.938
Fannie Mae notes                              5,002    $         25                           5,027
Federal Home Loan Bank note                   9,999              53                          10,052
Treasury notes and bills                     80,144             388                          80,532
Tax-exempt municipal bond                    13,803                                          13,803
Mortgage-backed securities                  175,213             407          (1,215)        174,405
                                       ------------    ------------    ------------    ------------
                                            297,597             873          (1,777)        296,693

HELD TO MATURITY
Revenue bond                                    325               8                             333
                                       ------------    ------------                    ------------
                                                325               8            --               333
                                       ------------    ------------    ------------    ------------
   Total securities                    $    297,922    $        881    $     (1,777)   $    297,026
                                       ============    ============    ============    ============


                                                           DECEMBER 31, 2001
                                   --------------------------------------------------------------
                                                           GROSS          GROSS
                                         AMORTIZED      UNREALIZED     UNREALIZED        FAIR
                                           COST            GAINS          LOSSES        VALUE
                                          ------           -----          ------        -----
AVAILABLE FOR SALE
Mutual funds                       $      5,784                                    $      5,784
Freddie Mac preferred stock               7,500                    $       (750)          6,750
Fannie Mae notes                         10,003                            (129)          9,874
Treasury notes and bills                 72,056    $         74            (184)         71,946
Mortgage-backed securities              165,508           1,895             (90)        167,313
                                   ------------    ------------    ------------    ------------
                                        260,851           1,969          (1,153)        261,667

HELD TO MATURITY
Tax-exempt municipal bond                14,349                          (2,737)         11,612
Revenue Bond                                480              15                             495
                                   ------------    ------------                    ------------
                                         14,829              15          (2,737)         12,107
                                   ------------    ------------    ------------    ------------
   Total securities                $    275,680    $      1,984    $     (3,890)   $    273,774
                                   ============    ============    ============    ============

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

4. LOANS RECEIVABLE

The composition of the loan portfolio at June 30, 2002 and December 31, 2001 is as follows:

                                                                        JUNE 30, 2002          DECEMBER 31, 2001
                                                                        -------------          -----------------
Real estate loans

   Construction Loans:
      One- to four-family                                               $   165,992               $   150,705
      Multifamily                                                             9,073                     6,360
      Commercial                                                              4,854                     2,134
      Land                                                                   80,187                    74,305
      Loans in process                                                      (90,500)                  (80,214)
                                                                        -----------               -----------
         Construction loans, net                                            169,606                   153,290

   Permanent loans:
      One- to four-family                                                   150,084                   171,813
      Multifamily                                                           263,341                   224,542
      Commercial                                                            181,999                   164,786
                                                                        -----------               -----------
         Total real estate loans                                            765,030                   714,431
Consumer loans                                                              123,342                   138,698
Business and other loans                                                    128,487                   133,684
                                                                        -----------               -----------
         Total loans                                                      1,016,859                   986,813
Premiums on loans, net                                                        5,814                     6,969
Deferred loan fees, net                                                      (1,998)                   (2,080)
Allowance for losses on loans                                               (20,678)                  (17,250)
                                                                        -----------               -----------
        Total loans receivable                                          $   999,997               $   974,452
                                                                        ===========               ===========


Activity in the allowance for losses on loans for the periods ended June 30, 2002 and 2001 is as follows:


                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                  2002                2001
                                                                 -----                ----
               Balance at the beginning of the period           $ 17,250            $ 13,951
               Provision for loan losses                           6,285               4,200
               Charge-offs                                        (2,969)             (1,234)
               Recoveries                                            112                 111
                                                                --------            --------
               Balance at end of period                         $ 20,678            $ 17,028
                                                                ========            ========


Nonperforming loans are as follows at:

                                                                 JUNE 30,          DECEMBER 31,
                                                                   2002               2001
                                                                  -----               ----
   Loans past due over 90 days still on accrual                 $   191            $    85
   Nonaccrual loans                                              31,396             30,602

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

Information regarding impaired loans is as follows:

                                                                     JUNE 30,                  DECEMBER 31,
                                                                       2002                       2001
                                                                       -----                      ----
Balance of impaired loans                                            $ 14,277                   $ 15,260
Less portion for which no allowance
  for losses on loans is allocated                                      2,375                      3,147
                                                                     --------                   --------
Balance of impaired loans for which
  an allowance for loan losses is allocated                          $ 11,902                   $ 12,113
                                                                     ========                   ========
Portion of allowance for losses on loans
  allocated to the impaired loan balance                             $  3,276                   $  3,476
                                                                     ========                   ========


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                       2002                        2001
                                                                       ----                        ----
Average investment in impaired loans
  during the period                                                  $ 14,553                   $ 11,082
                                                                     ========                   ========
Interest income recognized during
  impairment                                                         $    449                   $    230
                                                                     ========                   ========
Interest income recognized on a
  cash basis during the period                                       $    449                   $    230
                                                                     ========                   ========


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at June 30, 2002 and December 31, 2001 are summarized as follows:



                                                                   JUNE 30,               DECEMBER 31,
                                                                      2002                   2001
                                                                    -----                    ----
Mortgage loan portfolios serviced for:
  Freddie Mac                                                    $1,512,755                 $1,292,009
  Fannie Mae                                                        532,746                    617,305
  Other                                                             249,402                    294,559
                                                                 ----------                 ----------
    Total loans serviced for others                              $2,294,903                 $2,203,873
                                                                 ==========                 ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $37.6 million and $48.5 million at June 30, 2002 and December 31, 2001, respectively.

The following is an analysis of the changes in the cost of loan servicing rights for the six-month periods ended June 30, 2002 and 2001:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                     2002                     2001
                                                                     -----                    ----
                                                                  (RESTATED)
Balance at the beginning of the period                            $    22,951               $    20,597
Acquired or originated                                                  4,846                     5,443
Provision for impairment                                               (4,008)                     --
Amortization                                                           (5,322)                   (3,566)
                                                                  -----------               -----------
Balance at the end of the period                                  $    18,467               $    22,474
                                                                  ===========               ===========

The following is an analysis of the changes in the valuation allowance for impairment of loan servicing rights for the six-month period ended June 30, 2002. No impairment was recorded for the six-month period ended June 30, 2001:

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                      2002                     2001
                                                                     -----                     ----

                                                                  (RESTATED)
Balance at the beginning of the period                            $      (863)                      N/A
Write-offs of impaired rights                                            --                         N/A
Provision for impairment                                               (4,008)                      N/A
                                                                  -----------               -----------
Balance at the end of the period                                  $    (4,871)                      N/A
                                                                  ===========               ===========



6. DEPOSITS

Deposits consist of the following:

                                                                      JUNE 30, 2002               DECEMBER 31, 2001
                                                                      -------------               -----------------
                                                                   AMOUNT        PERCENT         AMOUNT        PERCENT
                                                                   ------        -------         ------        -------
Noninterest-bearing checking accounts                           $  123,377          11%        $  146,055          13%
                                                                ----------                     ----------

Interest-bearing checking accounts                                 206,305          19            198,414          17
Passbook savings and statement savings                              90,876           9             82,619           7
Certificates of deposit                                            652,498          61            715,306          63
                                                                ----------     -------         ----------     -------
  Total interest-bearing deposits                                  949,679          89            996,339          87
                                                                ----------     -------         ----------     -------
                                                                $1,073,056         100%        $1,142,394         100%
                                                                ==========     =======         ==========     =======

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

7. BORROWINGS

Borrowings consist of the following at June 30, 2002 and December 31, 2001:

                                                           JUNE 30, 2002       DECEMBER 31, 2001
                                                           -------------       -----------------
                                                         AMOUNT      RATE      AMOUNT       RATE
                                                         ------      ----      ------       ----
Federal Home Loan Bank Advances                         $266,350      5.2%    $278,912      6.2%
Reverse repurchase agreements                             41,000      5.9       41,000      5.9
Commercial bank note maturing December 31, 2002            5,000      4.8        5,000      4.8
Loan from majority stockholder                                --       --        2,000      0.0
Subordinated debt maturing January 1, 2005                13,960      9.6       13,985      9.6
                                                       ---------             ---------
                                                        $326,310              $340,897
                                                        ========             =========


At June 30, 2002, scheduled payments on borrowings are as follows:

                                                WEIGHTED AVERAGE
              YEAR ENDED            AMOUNT       INTEREST RATE
              ----------            ------       -------------
                 2002              $55,369            4.45%
                 2003               69,257            5.81
                 2004               69,605            6.15
                 2005               98,112            5.01
                 2006                4,292            6.61
              Thereafter            29,675            6.40
                                   -------
                 Total            $326,310            5.48%
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

The Company has a note payable to a commercial bank. At June 30, 2002, the current balance outstanding was $5.0 million. The loan matures December 31, 2002. As collateral for the loan, the Company's largest shareholder, Robert Kaye, has agreed to pledge his common stock of the Company , which exceeds 50% of the outstanding stock of the

Company. In addition, Mr. Kaye has agreed to pledge any additional shares of the Company he may acquire in the future. The loan agreement with the commercial bank has a covenant requiring a minimum return on assets for the previous nine months. If the Company fails to meet this covenant the loan could become immediately due and payable. If that happened the 1995 Subordinated Notes would also become due and payable. The Company has met this requirement or the commercial bank has waived compliance with this requirement for all periods through June 30, 2002. The commercial bank also agreed to delete the minimum return on assets requirement on July 22, 2002.As part of the latest agreement, the Company was also required to make and has made a $1.0 million principal payment on July 25, 2002.

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

                  MORTGAGE BANKING--Mortgage banking is the segment of the Company's business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Ohio and Western Pennsylvania. In general, fixed rate loans are originated for sale and adjustable rate loans may be originated for sale or may be retained in the portfolio. Loans that the Bank services include loans originated and retained by the Bank, loans originated by the Bank but sold to others with servicing rights retained by the Bank, and servicing rights to loans originated by others but purchased by the Bank. The servicing rights the Bank purchases may be for loans located in a variety of states and the loans are typically serviced for Fannie Mae or Freddie Mac.

                  PARENT AND OTHER--This consists of the remaining segments of the Company's business. It includes corporate treasury, interest rate risk, and financing operations, which do not generate revenue from outside customers. The net interest income that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is included in this category.

Operating results and other financial data for the current and preceding year were as follows (in thousands):

                                                      AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                           -----------------------------------------------------------------
                                            RETAIL AND
                                            COMMERCIAL        MORTGAGE           PARENT
                                              BANKING          BANKING          AND OTHER           TOTAL
                                           -----------       -----------       -----------       -----------
                                                              (RESTATED)                          (RESTATED)
OPERATING RESULTS:
Net interest income                        $    11,509       $     7,137       $    (3,850)      $    14,796
Provision for losses on loans                    5,631               654              --               6,285
                                           -----------       -----------       -----------       -----------
Net interest income after
  provision for loan losses                      5,878             6,483            (3,850)            8,511
Noninterest income                               2,807            (1,099)            1,175             2,883
Direct noninterest expense                      10,012             5,094             1,395            16,501
Allocation of overhead                          11,267             5,732                              16,999
                                           -----------       -----------       -----------       -----------
Net income (loss) before income taxes      $   (12,594)      $    (5,442)      $    (4,070)      $   (22,106)
                                           ===========       ===========       ===========       ===========
FINANCIAL DATA:
Segment assets                             $   863,072       $   360,007       $   296,197       $ 1,519,276
Depreciation and amortization                    3,301             3,145               713             7,159
Expenditures for additions
  to premises and equipment                        861               259                               1,120


                                                     AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                           -----------------------------------------------------------------
                                            RETAIL AND
                                            COMMERCIAL        MORTGAGE           PARENT
                                              BANKING          BANKING          AND OTHER           TOTAL
                                           -----------       -----------       -----------       -----------

OPERATING RESULTS:
Net interest income                        $     8,502       $     9,556       $      (565)      $    17,493
Provision for losses on loans                    3,893               307              --               4,200
                                           -----------       -----------       -----------       -----------
Net interest income after
  provision for loan losses                      4,609             9,249              (565)           13,293
Noninterest income                               3,814             2,942               (25)            6,731
Direct noninterest expense                      10,126             4,266               983            15,375
Allocation of overhead                           5,907             2,489                               8,396
                                           -----------       -----------       -----------       -----------
Net (loss) income before income taxes      $    (7,610)      $     5,436       $    (1,573)      $    (3,747)
                                           ===========       ===========       ===========       ===========
FINANCIAL DATA:
Segment assets                             $ 1,071,260       $   441,586       $   178,401       $ 1,691,247
Depreciation and amortization                    1,908             2,771               474             5,153
Expenditures for additions
  to premises and equipment                      6,039               640                               6,679

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


11. PREMISES AND EQUIPMENT HELD FOR SALE

At June 30, 2002 premises and equipment held for sale included certain parcels of land and buildings and various works of art owned by the Company. During June, 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties, the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or third party purchase offers. Management has not obtained an independent appraisal in arriving at these values. Any future valuation of these assets may result in additional adjustment in their carrying values. No valuation allowance has been recorded on the art held for sale based on an appraisal, which indicates the art's fair value exceeds its current carrying value.


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


13. RESTATEMENT

Subsequent to the issuance of the June 30, 2002 financial statements, management determined that the prepayment speed assumptions used in valuing mortgage servicing rights at June 30 were not correct. The Company revised the assumptions and engaged an independent firm to value the servicing rights. Based on the effect of the corrected assumptions and the independent appraisal, the Company determined that mortgage servicing rights at June 30, 2002 were overstated by $4.9 million. As a result, net income was overstated by $3.4 million (after tax) and the Company has accordingly restated its financial statements for the three months ended June 30, 2002. There is no material effect on earlier periods.


A summary of the effects of the restatement follows (in thousands, except per share data):


                       CONSOLIDATED STATEMENT OF CONDITION

                                                         AS OF JUNE 30, 2002
                                          AS PREVIOUSLY REPORTED        RESTATED
                                          ----------------------        --------
Loan servicing rights, net                            $   23,333      $   18,467
    Total assets                                       1,519,276       1,514,410
Other liabilities                                         21,817          20,302
    Total liabilities                                  1,464,933       1,463,418
Retained earnings                                         15,122          11,771
    Total shareholders' equity                            54,343          50,992
     Total liabilities and shareholders' equity       $1,519,276      $1,514,410

                     CONSOLIDATED STATEMENT OF OPERATIONS

                               THREE MONTHS ENDED JUNE 30, 2002   SIX MONTHS ENDED JUNE 30, 2002
                               --------------------------------   ------------------------------
                                   AS PREVIOUSLY                    AS PREVIOUSLY
                                      REPORTED      RESTATED         REPORTED       RESTATED
Noninterest income
  Net gain on sale of loans           $  1,523       $  1,203       $  3,230       $  2,910
  Loan servicing loss, net              (1,492)        (5,826)        (1,999)        (6,333)
  Net gain on sale of securities           828            616          1,819          1,607
    Total noninterest income             3,149         (1,717)         7,749          2,883
Loss before income taxes               (17,458)       (22,324)       (17,240)       (22,106)
Benefit for income taxes                (6,319)        (7,834)        (6,262)        (7,777)
Net loss                              $(11,139)      $(14,490)      $(10,978)      $(14,329)
Basic and diluted loss per share      $  (0.69)      $  (0.90)      $  (0.89)      $  (1.16)

INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Metropolitan Financial Corp.
Highland Hills, Ohio


We have reviewed the consolidated statement of financial condition of Metropolitan Financial Corp. as of June 30, 2002, the related consolidated statements of operations and statement of changes in shareholders' equity for the quarter and year-to-date periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the year-to-date periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




                                                 Crowe, Chizek and Company LLP

Cleveland, Ohio
October 21, 2002

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                ---------------------------           -------------------------
                                                   2002               2001             2002              2001
                                                   ----               ----             ----              ----
                                                 (RESTATED)                                           (RESTATED)

Net income (loss) (in thousands)                 $  (14,490)       $   (2,078)      $  (14,329)       $   (2,501)
Basic and diluted earnings (loss) per share      $    (0.90)       $    (0.26)      $    (1.16)       $    (0.31)
Return on average assets                              (3.77)%           (0.49)%          (1.86)%           (0.30)%
Return on average equity                             (87.37)%          (17.52)%         (49.97)%          (10.40)%
Noninterest expense to average assets                  5.70%             2.96%            4.34%             2.82%
Efficiency ratio                                     380.72%           107.95%          189.46%           104.24%
Net interest margin                                    2.12%             2.14%            2.08%             2.24%

                                                          JUNE 30,             DECEMBER 31,           JUNE 30,
                                                           2002                    2001                 2001
                                                        ----------             -----------           --------
                                                        (RESTATED)
Total assets (in thousands)                           $    1,514,410        $    1,608,420       $    1,691,247
Shareholders' equity (in thousands)                           50,992                45,517               46,829
Shareholders' equity to total assets                            3.37%                 2.83%                 2.77%
Shares outstanding                                        16,142,987             8,128,663            8,112,996
Book value per share                                  $         3.16        $         5.60        $         5.77
Tangible book value per share                         $         3.00        $         5.29        $         5.45
Closing share price of common stock                   $         3.59        $         3.05        $         3.80
Nonperforming assets to total assets (1)                        2.42%                 2.09%                 2.11%
Allowance for losses on loans to total loans (1)                1.97%                 1.49%                 1.39%
Net charge-offs to average loans (2)                            0.54%                 0.26%                 0.18%

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

The Company is restating its financial statements as of or for the periods ended June 30, 2002. These restatements are a result of the use of incorrect prepayment speed assumptions in the estimation of the value of the Company's mortgage servicing rights. The review and restatement is described in greater detail in Note 13.


RESULTS OF OPERATIONS

Net Income. The Company reported a net loss of $14.5 million for the second quarter of 2002, or $0.90 per share. This is an increase of $12.4 million over the net loss of $2.1 million or $0.26 per share for the second quarter of 2001. The net loss for the six months ended June 30, 2002 was $14.3 million, or $1.16 per share, an increase of $11.8 million from the net loss of $2.5 million, or $0.31 per share for the six months ended June 30, 2001. Although the losses for the second quarter and the six months ended June 30, 2002 were similar, the per share losses were different due to the stock offering in March which increased the Company's capitalization.

The primary reasons for the increase in the net loss for both the three- and six-month periods ended June 30, 2002 are: a permanent impairment charge of $8.8 million taken against the Company's premises and equipment; an increase in the loan loss reserve of $6.2 million for the second quarter and $6.3 million for the six months ended June 30, 2002; and increased net losses from loan servicing to $5.8 million and $6.3 million for the three and six months ended June 30, 2002, respectively, due to increased amortization and continued impairment of loan servicing rights in a declining interest rate environment. These increases in expenses were partially offset by an increased tax benefit generated from the operating loss.

Net interest income decreased to $7.5 million and $14.8 million for the three and six months June 30, 2002, respectively from $8.4 million and $17.5 million in their respective periods in 2001. Noninterest income decreased in the second quarter of 2002 to a net loss of $1.7 million from income of $4.3 million in the same period in 2001. Noninterest income for the six months ended June 30, 2002 decreased to $2.9 million from $6.7 million for the same period in 2001. Noninterest expense increased to $21.9 million and $33.5 million for the three and six months ended June 30, 2002, respectively.

Interest Income. Total interest income for the quarter ended June 30, 2002 was $23.1 million, a decrease of 23.2%, from the second quarter of 2001. Total interest income for the first six months of 2002 decreased 23.0% from the same period in 2001 to $46.9 million. There are two primary reasons for the decline in interest income over 2001. First, yields on interest-earning assets declined to 6.59% and 6.62% in the three-and six-month periods ended June 30, 2002, respectively, from 7.68% and 7.91% for the same periods in 2001. Secondly, average-earning assets declined in 2002 from 2001. Average earning assets for the second quarter of 2002 decreased 10.2% to $1.407 billion from $1.568 billion in the second quarter of 2001. Average earning assets for the six months ended June 30, 2002 decreased 8.8% to $1.426 billion from $1.563 billion for the same period in 2001. The decrease in average earning assets contributed $4.6 million and $8.6 million of the decrease in interest income for the three and six months ended June 30, 2002, respectively. The decline in the yield on earning assets for the three months ended June 30, 2002 compared to the same period in the prior year was primarily due to declines in the level of short term interest rates from 2001 to 2002. As interest rates have continued to level off, the decline in yields has gradually narrowed.

Interest Expense. Total interest expense decreased 27.8% to $15.6 million, and 27.5% to $32.1 million, for the three- and six-month periods ended June 30, 2002, respectively, from $21.7 million and $44.2 million for the same periods in 2001. Interest expense for the three and six months ending June 30, 2002 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds compared to the prior year quarter. The average balance of interest-bearing deposits decreased $108.7 million and $84.0 million, or 10.1 % and 7.9 %, for the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. This decrease includes a significant decrease in out of state and brokered certificates of deposit, which generally carry a higher interest rate. Average borrowings decreased $68.5 million and $76.1 million, or 17.6% and 18.7%, for the three- and six-month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The Company's cost of funds decreased to 4.71% and 4.78% for the three and six months ending June 30, 2002, respectively, as compared to 5.79% and 5.94% for the same periods in 2001. The lower cost of funds contributed $3.6 million and $7.8 million to the decrease in interest expense for the three and six months ended June 30, 2002, respectively.

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

                                                                                THREE MONTHS ENDED JUNE 30,
                                                       -----------------------------------------------------------------------------
                                                                        2002                                 2001
                                                       -----------------------------------    --------------------------------------

                                                          AVERAGE                                                 AVERAGE
                                                          BALANCE       INTEREST      RATE          BALANCE       INTEREST    RATE
                                                          -------       --------      ----          -------      --------     ----
                                                        (Restated)
Interest-earning assets:
Loans receivable                                        $1,050,633       $19,072     7.26%       $1,277,603       $25,342      7.93%
Mortgage-backed securities                                 158,396         2,460     6.21%          204,307         3,414      6.68%
Other                                                      198,292         1,565     3.31%           86,002         1,314      6.26%
                                                        ----------       -------                 ----------       -------
Total interest-earning assets                            1,407,321        23,097     6.59%        1,567,912        30,070      7.68%
                                                                         -------                                  -------
Noninterest-bearing assets                                 134,116                                  127,689
                                                        -----------                              ----------
Total assets                                            $1,541,437                               $1,695,601
                                                        ==========                               ==========

Interest-bearing liabilities:
Deposits                                                $  967,513         9,399     3.90%       $1,076,052        14,670      5.47%
Borrowings                                                 320,459         5,194     6.50%          388,922         6,108      6.30%
Junior Subordinated Debentures                              43,750         1,039     9.50%           43,750           999      9.13%
                                                        ----------      --------                 ----------       -------
Total interest-bearing liabilities                       1,331,722        15,632     4.71%        1,508,724        21,777      5.79%
                                                                        --------                                  ------
Noninterest-bearing liabilities                            143,196                                  139,431
Shareholders' equity                                        66,519                                   47,446
                                                        ----------                               ----------
Total liabilities and
  shareholders' equity                                  $1,541,437                               $1,695,601
                                                        ==========                               ==========
Net interest income before
  capitalized interest                                                     7,465                                    8,293
                                                                        --------                                  -------
Interest rate spread                                                                 1.88%                                     1.89%
Net interest margin                                                                  2.12%                                     2.14%
Interest expense capitalized (1)                                             --                                       111
                                                                        --------                                  -------
Net interest income                                                     $  7,465                                  $ 8,404
                                                                        ========                                  =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                               105.68%                                  103.92%

(1)Capitalized construction interest in 2001.

                                                                              SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------------------------------------------------
                                                                    2002                                    2001
                                                  ----------------------------------     ---------------------------------------

                                                    AVERAGE                                              AVERAGE
                                                    BALANCE       INTEREST     RATE       BALANCE        INTEREST      RATE
                                                    -------       --------     ----       -------        --------      ----
                                                  (Restated)
Interest-earning assets:
Loans receivable                                 $1,077,778        $39,053     7.25%    $1,279,791       $52,340       8.18%
Mortgage-backed securities                          160,458          4,972     6.20%       199,782         6,775       6.78%
Other                                               187,477          2,840     3.34%        83,224         2,590       6.54%
                                                 ----------        -------              ----------       -------
Total interest-earning assets                     1,425,713         46,865     6.62%     1,562,797        61,705       7.91%
                                                                   -------                               -------
Noninterest-bearing assets                          129,220                                123,485
                                                 ----------                             ----------
Total assets                                     $1,554,933                             $1,686,282
                                                 ==========                             ==========

Interest-bearing liabilities:
Deposits                                         $  977,135         19,500     4.02%    $1,061,133        29,800       5.66%
Borrowings                                          329,968         10,491     6.41%       406,061        12,754       6.33%
Junior Subordinated Debentures                       43,750          2,078     9.50%        43,750         1,997       9.13%
                                                 ----------        -------              ----------       ------
Total interest-bearing liabilities                1,350,853         32,069     4.78%     1,510,944        44,551       5.94%
                                                                   -------                               -------
Noninterest-bearing liabilities                     146,251                                127,221
Shareholders' equity                                 57,829                                 48,117
                                                 ----------                             ----------
Total liabilities and
  shareholders' equity                           $1,554,933                             $1,686,282
                                                 ==========                             ==========
Net interest income before
  capitalized interest                                              14,796                                17,154
                                                                   -------                               -------
Interest rate spread                                                           1.84%                                   1.97%
Net interest margin                                                            2.08%                                   2.24%
Interest expense capitalized (1)                                       --                                    339
                                                                   -------                                 -----
Net interest income                                                $14,796                               $17,493
                                                                   =======                               =======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                        105.54%                               103.43%

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

                                            THREE MONTHS ENDED JUNE 30,
                                                   2002 VS. 2001
                                                 INCREASE (DECREASE)
                                      --------------------------------------
                                                     CHANGE         CHANGE
                                      TOTAL          DUE TO        DUE TO
                                      CHANGE         VOLUME         RATE
                                     --------       --------       --------
                                                (IN THOUSANDS)

INTEREST INCOME ON:
  Loans receivable                   $ (6,270)      $ (4,244)      $ (2,026)
  Mortgage-backed securities             (954)          (726)          (228)
  Other                                   251            393           (142)
                                     --------       --------       --------
    Total interest income              (6,973)      $ (4,577)      $ (2,396)
                                     --------       ========       ========
INTEREST EXPENSE ON:
  Deposits                           $ (5,271)      $ (1,480)      $ (3,791)
  Borrowings                             (914)        (1,075)           161
  Junior Subordinated Debentures           40           --               40
                                     --------       --------       --------
    Total interest expense             (6,145)      $ (2,555)      $ (3,590)
                                                    ========       ========
Decrease in net interest income      $   (828)
                                     ========


                                             SIX MONTHS ENDED JUNE 30,
                                                   2002 VS. 2001
                                                 INCREASE (DECREASE)
                                      --------------------------------------
                                                     CHANGE         CHANGE
                                      TOTAL          DUE TO        DUE TO
                                      CHANGE         VOLUME         RATE
                                     --------       --------       --------
                                                (IN THOUSANDS)


INTEREST INCOME ON:
  Loans receivable                   $(13,287)      $ (7,715)      $ (5,572)
  Mortgage-backed securities           (1,803)        (1,254)          (549)
  Other                                   250            410           (160)
                                     --------       --------       --------
    Total interest income             (14,840)      $ (8,559)      $ (6,281)
                                     --------       ========       ========
INTEREST EXPENSE ON:
  Deposits                           $(10,300)      $ (2,212)      $ (8,088)
  Borrowings                           (2,263)        (2,421)           158
  Junior Subordinated Debentures           81           --               81
                                     --------       --------       --------
    Total interest expense            (12,482)      $ (4,633)      $ (7,849)
                                                    ========       ========
Decrease in net interest income      $ (2,358)
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

Noninterest Income. Total noninterest income decreased 139.5% to a net loss of $1.7 million for the second quarter of 2002, as compared to $4.3 million of income for the same period in 2001. Noninterest income for the six months ended June 30, 2002, decreased 56.7% to $2.9 million from $6.7 million in the same period in 2001.

Gain on sale of loans was $1.2 million and $2.9 million in the three- and six-month periods ended June 30, 2002, respectively, as compared to $1.8 million and $2.5 million during the same periods in 2001. The primary reason for the increase in the first six months of 2002 as compared with the same period in 2001 was a decrease in interest rates in mid to late 2001 and early 2002 which has caused an increase in refinance activity resulting in increased residential mortgage loan origination volumes and, therefore, an increase in loans available to sell. The reason for the decrease in the second quarter is that the Company is no longer selling any multi-family and commercial real estate loans. The proceeds from sales of residential loans held for sale in the first six months of 2002 were $431.0 million as compared to $91 million in the same period in 2001. Proceeds from the sale of multifamily and commercial real estate loans were $6.5 million for the first six months of 2002 as compared to $49.3 million for the same period in 2001.

There were losses from net loan servicing of $5.8 million in the three-month period ended June 30, 2002 as compared to losses of $674 thousand for the same period in 2001. For the six-month period ended June 30, 2002, losses on net loan servicing were $6.3 million as compared to losses of $783 thousand for the same time period in 2001. The primary reason for the higher losses was the increased amortization and impairment of servicing rights due to an increase in prepayment of loans in 2002 compared to the same period in 2001. The portfolio of loans serviced for others increased to $2.3 billion at June 30, 2002 as compared to $2.2 billion at December 31, 2001.

Service charges on deposit accounts increased 73.6% and 46.6% to $849 thousand and $1.3 million in the three- and six-month periods ended June 30, 2002 compared to $489 thousand and $893 thousand for the same periods in 2001. The primary reason for the significant increase is due to new fee-generating programs that the Company implemented during 2002.

The Company had $616 thousand and $1.6 million in gains on the sale of securities in the three- and six-month periods ended June 30, 2002, respectively as compared to $1.1 million and $1.5 million for the same periods in 2001. In both periods substantially all of the gains were the result of securitizing one to four family loans and simultaneously selling those securities.

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

At June 30, 2002 premises and equipment held for sale included certain parcels of land and buildings and various works of art owned by the Company. During June, 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties, the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or third party purchase offers. Management has not obtained an independent appraisal in arriving at these values. Any future valuation of these assets may result in additional adjustment in their carrying values. No valuation allowance has been recorded on the art held for sale based on an appraisal, which indicates the art's fair value exceeds its current carrying value.

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

Provision for Income Taxes. The Company's income tax benefit increased $6.9 million and $6.5 million for the three and six months ended June 30, 2002, respectively, as compared to the prior year period. The primary reason for the increase in the benefit was due to the fact that the Company had a larger pre-tax loss during the three- and six-month periods ended June 30, 2002 as compared to the same periods in the prior year.



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

                                                     JUNE 30,       DECEMBER 31,
                                                       2002             2001
                                                    ----------       ----------

Nonaccrual loans                                    $   31,396       $   30,602
Loans past due greater than
  90 days or impaired, still accruing                      191               85
                                                    ----------       ----------
Total nonperforming loans                               31,587           30,687
Real estate owned                                        5,128            2,791
                                                    ----------       ----------
Total nonperforming assets                          $   36,715       $   33,478
                                                    ==========       ==========
Allowance for losses on loans                       $   20,678       $   17,250
                                                    ==========       ==========

Nonperforming loans to total loans                        3.02%            2.68%
Nonperforming assets to total assets                      2.42%            2.09%
Net charge-offs to average loans(1)                       0.54%            0.26%
Provision for loan losses to average loans(1)             1.18%            0.53%
Allowance for losses on loans to total
  nonperforming loans at end of period                   65.46%           56.21%
Allowance for losses on loans to
  total loans at end of period                            1.97%            1.49%

(1) Annualized for comparative purposes

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

FINANCIAL CONDITION

Total assets amounted to $1.514 billion at June 30, 2002 as compared to $1.608 billion at December 31, 2001, a decrease of $94 million. The decrease in assets was concentrated in loans and was partially offset by increases in securities. Under the supervisory agreement, the Company has committed that quarter end assets for the Bank will not exceed $1.702 billion during the term of the agreement.

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

Loan servicing rights, net, decreased $4.5 million to $18.5 million at June 30, 2002, as compared to $23.0 million at December 31, 2001. The primary reason for the decrease was the continuing decrease in interest rates through June 2002. The decreasing rates have increased the impairment of the value of the servicing rights to $4.0 million as well as the amortization of the servicing rights to $5.3 million in the first six months of 2002. This more than offset the $4.8 million of servicing rights that were originated or acquired during the first six months of 2002.

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

                                                WELL CAPITALIZED
                                                ----------------
                                                          PERCENT OF
                                            AMOUNT           ASSETS
                                            ------           ------
Tangible Capital: (RESTATED)
      Actual                               $104,364            6.90%
      Requirement                            30,265            2.00
                                           --------           -----
      Excess (Deficiency)                  $ 74,099            4.90%
                                           ========           =====
Core Capital: (RESTATED)
      Actual                               $104,364            6.90%
      Requirement                            75,661            5.00
                                           --------           -----
      Excess (Deficiency)                  $ 28,703            1.90%
                                           ========           =====
Risk-based Capital: (RESTATED)
      Actual                               $118,314           10.24%
      Requirement                           115,541           10.00
                                           --------           -----
      Excess (Deficiency)                  $  2,773            0.24%
                                           ========           =====


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

         - increased competition, which raises rates paid on demand and time deposits offered by the Bank;

         - adverse developments of a material nature in collection and other lawsuits involving the Bank;

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

                                     EXPECTED CHANGE IN NET PORTFOLIO VALUE
CHANGE IN INTEREST RATE              JUNE 30, 2002    DECEMBER 31, 2001
-----------------------              -------------    -----------------
                                      (RESTATED)
               +2%                     -14%                 -16%
               +1%                      -7%                 -8%
               -1%                      -1%                 +0%
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

         - increase core deposits, which have low interest rate sensitivity;

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

         10.2 Third Addendum to Sixth Amendment to the Restated Loan Agreement by and between The Huntington National Bank, Robert
                  M. Kaye as guarantor and the Company dated as of July 22, 2002 (filed as Exhibit 10.2 to the Company's Form 10-Q filed on August 15, 2002 and incorporated herein by reference).

         10.3 Employment Agreement by and between the Company and Marcus Faust, Executive Vice President and Chief Financial Officer dated as of June 5, 2002.

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

                                METROPOLITAN FINANCIAL CORP.

                              By:   /s/Kenneth T. Koehler
                                  ---------------------------------------------
                                     Kenneth T. Koehler,
                                     President & Chief Operating Officer
                                     (on behalf of the Registrant)

                              By:  /s/Marcus Faust
                                  ---------------------------------------------
                                     Marcus Faust,
                                     Executive Vice President & Chief Financial
                                     Officer

                              By:  /s/Timothy W. Esson
                                  ---------------------------------------------
                                     Timothy W. Esson,
                                     Vice President-Finance for the Bank
                                     (as Principal Accounting Officer)


                                     Date:  October 22, 2002