Form 10-Q
period 2002-09-30
METROPOLITAN FINANCIAL CORP /OH/
filed 2002-11-14
CIK 1003233

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                        Commission file number 000-21553
                                               ---------

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

                                 (216) 206-6000
            --------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X       No
          --------      -------

     As of November 8, 2002, there were 16,151,564 common shares of the Registrant issued and outstanding.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                     PAGE
Item 1.  Financial Statements:

  Consolidated Statements of Financial Condition
  as of September 30, 2002 and December 31, 2001                                       3

  Consolidated Statements of Operations for the three and
  nine months ended September 30, 2002 and 2001                                        4

  Condensed Consolidated Statements of Cash Flows
  for the nine months ended September 30, 2002 and 2001                                5

  Consolidated Statements of Changes in Shareholders' Equity for
  the three and nine months ended September 30, 2002 and 2001                          6

  Notes to Consolidated Financial Statements                                         7-19

  Independent Accountants' Review Report                                              20

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                                        21-32

Item 3. Quantitative and Qualitative Disclosures About
Market Risk                                                                          32-34

Item 4. Controls and Procedures                                                      34-35

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             35-36

SIGNATURE                                                                             37

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                       2002                2001
                                                                                -----------         -----------
ASSETS
Cash and due from banks                                                         $    20,336         $    46,699
Interest-bearing deposits in other banks                                                191                 577
Securities available for sale                                                       103,842              94,354
Securities held to maturity                                                             325              14,829
Mortgage-backed securities available for sale                                       163,949             167,313
Loans held for sale                                                                  70,912             169,320
Loans receivable, net                                                             1,011,372             974,452
Federal Home Loan Bank stock                                                         12,371              16,889
Premises and equipment, net                                                          23,164              62,831
Premises and equipment held for sale                                                 36,682               8,669
Loan servicing rights, net                                                           13,846              22,951
Accrued income, prepaid expenses and other assets                                    31,504              24,233
Real estate owned, net                                                                5,713               2,791
Goodwill and other intangible assets                                                  2,631               2,512
                                                                                -----------         -----------
     Total assets                                                               $ 1,496,838         $ 1,608,420
                                                                                ===========         ===========
LIABILITIES
Noninterest-bearing deposits                                                    $   139,247         $   146,055
Interest-bearing deposits                                                           919,629             996,339
                                                                                -----------         -----------
     Total deposits                                                               1,058,876           1,142,394
Borrowings                                                                          308,388             340,897
Other liabilities                                                                    35,482              35,862
Guaranteed preferred beneficial interests in the
   Company's junior subordinated debentures                                          43,750              43,750
                                                                                -----------         -----------
     Total liabilities                                                            1,446,496           1,562,903

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized,
   none issued                                                                         --                  --
Common stock, no par value, 30,000,000 shares authorized, 16,149,532 and
   8,128,663 shares issued and outstanding, respectively                               --                  --
Additional paid-in capital                                                           42,094              20,978
Retained earnings                                                                    10,851              26,100
Accumulated other comprehensive loss                                                 (2,603)             (1,561)
                                                                                -----------         -----------
  Total shareholders' equity                                                         50,342              45,517
                                                                                -----------         -----------
     Total liabilities and shareholders' equity                                 $ 1,496,838         $ 1,608,420
                                                                                ===========         ===========

See accompanying notes to consolidated financial statements.

                                   METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Dollars in thousands, except per share data)

                                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------   -------------------------------
                                                          2002            2001              2002            2001
                                                      ------------    ------------      ------------    ------------
INTEREST INCOME
  Interest and fees on loans                          $     19,367    $     23,604    $     58,420    $     75,944
  Interest on mortgage-backed securities                     2,454           3,195           7,426           9,970
  Interest and dividends on other investments                1,323           1,350           4,163           3,940
                                                      ------------    ------------    ------------    ------------
    Total interest income                                   23,144          28,149          70,009          89,854
INTEREST EXPENSE
  Interest on deposits                                       8,637          13,387          28,137          43,187
  Interest on borrowings                                     4,933           5,591          15,424          18,007
  Interest on Junior Subordinated Debentures                 1,032             998           3,110           2,995
                                                      ------------    ------------    ------------    ------------
    Total interest expense                                  14,602          19,976          46,671          64,189
                                                      ------------    ------------    ------------    ------------
NET INTEREST INCOME                                          8,542           8,173          23,338          25,665
Provision for loan losses                                     (565)          1,150           5,720           5,350
                                                      ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          9,107           7,023          17,618          20,315
NONINTEREST INCOME
  Net gain on sale of loans                                  1,907           3,091           4,817           5,542
  Loan servicing loss, net                                  (5,005)           (683)        (11,338)         (1,466)
  Service charges on deposit accounts                          959             499           2,268           1,392
  Net gain on sale of securities                               946              84           2,553           1,629
  Other operating income                                     2,156           1,642           5,546           4,268
                                                      ------------    ------------    ------------    ------------
    Total noninterest income                                   963           4,633           3,846          11,365
NONINTEREST EXPENSE
  Salaries and related personnel costs                       5,465           5,935          16,951          18,028
  Occupancy and equipment expense                            1,375           1,931           4,673           5,714
  Federal deposit insurance premiums                           130             343             789           1,030
  Data processing expense                                      448             459           1,380           1,384
  Marketing expense                                            204             215             682             796
  State franchise taxes                                         60            --               105             488
  Amortization of intangibles                                    3              63               9             194
  Loss on impairment of premises and equipment held
     for sale                                                  803            --             9,603            --
  Other operating expenses                                   2,870           2,112          10,666           7,195
                                                      ------------    ------------    ------------    ------------
    Total noninterest expense                               11,358          11,058          44,858          34,829
                                                      ------------    ------------    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                           (1,288)            598         (23,394)         (3,149)
(Benefit) provision for income taxes                          (368)             60          (8,145)         (1,186)
                                                      ------------    ------------    ------------    ------------
NET (LOSS) INCOME                                     $       (920)   $        538    $    (15,249)   $     (1,963)
                                                      ============    ============    ============    ============

Basic and diluted (loss) earnings per share           $      (0.06)   $       0.07    $      (1.12)   $      (0.24)
                                                      ============    ============    ============    ============

Weighted average shares outstanding for basic
  earnings per share                                    16,146,209       8,117,288      13,648,737       8,110,567
Effect of dilutive options                                    --              --              --              --
                                                      ------------    ------------    ------------    ------------
Weighted average shares outstanding for diluted
earnings per share                                      16,146,209       8,117,288      13,648,737       8,110,567
                                                      ============    ============    ============    ============



See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                              2002         2001
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                       $  54,993    $  10,016

CASH FLOWS FROM INVESTING ACTIVITIES
  Disbursement of loan proceeds                             (365,288)    (199,693)
  Purchases of:
    Loans                                                       (212)     (86,184)
    Mortgage-backed securities                               (52,243)     (19,395)
    Securities available for sale                           (141,878)    (115,111)
    Mortgage servicing rights                                 (3,283)      (4,425)
    Premises and equipment                                    (1,651)      (7,119)
    FHLB stock                                                   (20)        --
  Proceeds from maturities and repayments of:
    Loans                                                    357,253      309,875
    Mortgage-backed securities                                54,247       37,998
    Securities available for sale                            142,494      108,540
    Securities held to maturity                                  155          305
    Interest bearing accounts in other banks                     386         --
  Proceeds from sale of:
    Loans                                                     11,459       86,029
    Securities available for sale                              4,400         --
     FHLB stock                                                5,104        5,000
    Premises, equipment, and real estate owned                 2,632          348
                                                           ---------    ---------
      Net cash provided by investing activities               13,555      116,168
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposit accounts                             (83,518)     (27,280)
  Proceeds from borrowings                                    55,111       20,000
  Repayment of borrowings                                    (89,627)     (39,046)
  Net activity on lines of credit                              4,007      (66,000)
  Proceeds from issuance of common stock                      19,116           72
                                                           ---------    ---------
    Net cash provided by (used in) financing activities      (94,911)    (112,254)
                                                           ---------    ---------
Net change in cash and cash equivalents                      (26,363)      13,930
Cash and cash equivalents at beginning of period              46,699       17,010
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $  20,336    $  30,940
                                                           =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                               $  48,588    $  66,469
    Income taxes                                               1,492        1,418
Transfer from loans receivable to real estate owned            5,594          607
Transfer from loans receivable to loans held for sale         27,823       75,578
Transfer from loans held for sale to loans receivable         80,754         --
Loans securitized                                            212,764      191,653
Net transfer from premises and equipment to premises and
    equipment held for sale                                   28,013         --
Exchange of loan for common stock                              2,000         --

See accompanying notes to consolidated financial statements.

                 METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except per share data)

                                                                                             ACCUMULATED
                                                                   ADDITIONAL                    OTHER           TOTAL
                                                     COMMON         PAID-IN       RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                                     STOCK          CAPITAL       EARNINGS    INCOME (LOSS)     EQUITY
                                                     -----          -------       --------    -------------     ------
BALANCE JUNE 30, 2001                               $   --         $ 20,928       $ 27,167      $ (1,266)      $ 46,829
Comprehensive income (loss):
  Net income
                                                                                       538                          538
  Change in unrealized gain on securities, net
    of tax and net of reclassification of gain
    of $55,000 from net income                                                                    (1,529)        (1,529)
                                                                                                               --------
Total comprehensive income (loss)                                                                                  (991)
Issuance of shares of common stock
  Stock purchase plan-7,681 shares                                       26                                          26
                                                                   --------       --------      --------       --------
BALANCE SEPTEMBER 30, 2001                          $   --         $ 20,954       $ 27,705      $ (2,795)      $ 45,864
                                                                   ========       ========      ========       ========


BALANCE DECEMBER 31, 2000                           $   --         $ 20,882       $ 29,668      $ (1,091)      $ 49,459
Comprehensive income (loss):
  Net income                                                                        (1,963)                      (1,963)
  Change in unrealized gain on securities, net
    of tax and net of reclassification of gain
    of $1,075,000  from net income                                                                (1,704)        (1,704)
                                                                                                               --------
Total comprehensive income (loss)                                                                                (3,667)
Issuance of shares of common stock:
  Stock purchase plan-20,825 shares                                      72                                          72
                                                                   --------       --------      --------       --------
BALANCE SEPTEMBER 30, 2001                          $   --         $ 20,954       $ 27,705      $ (2,795)      $ 45,864
                                                                   ========       ========      ========       ========


                                                                                              ACCUMULATED
                                                                   ADDITIONAL                     OTHER          TOTAL
                                                    COMMON          PAID-IN       RETAINED    COMPREHENSIVE  SHAREHOLDERS'
                                                     STOCK          CAPITAL       EARNINGS     INCOME (LOSS)    EQUITY
                                                     -----          -------       --------     -------------    ------
BALANCE JUNE 30, 2002                               $   --         $ 42,073       $ 11,771      $ (2,852)      $ 50,992
Comprehensive income (loss):
  Net loss                                                                            (920)                        (920)
  Change in unrealized gain on securities, net
    of tax                                                                                           249            249
                                                                                                               --------
Total comprehensive income (loss)                                                                                  (671)
Issuance of shares of common stock
  Stock purchase plan-6,545 shares                                       21                                          21
                                                                   --------       --------      --------       --------
BALANCE SEPTEMBER 30, 2002                          $   --         $ 42,094       $ 10,851      $ (2,603)      $ 50,342
                                                                   ========       ========      ========       ========

BALANCE DECEMBER 31, 2001                           $   --         $ 20,978       $ 26,100      $ (1,561)      $ 45,517
Comprehensive income (loss):
  Net income                                                                       (15,249)                     (15,249)
  Change in unrealized gain on securities, net
    of tax                                                                                        (1,042)        (1,042)
                                                                                                               --------
Total comprehensive income (loss)                                                                               (16,291)
Net proceeds from issuance of shares of
  common stock:
  Stock offerings-8,000,000 shares                                   21,050                                      21,050
  Stock purchase plan-20,869 shares                                      66                                          66
                                                                   --------       --------      --------       --------
BALANCE SEPTEMBER 30, 2002                          $   --         $ 42,094       $ 10,851      $ (2,603)      $ 50,342
                                                                   ========       ========      ========       ========

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts in tables are in thousands, except per share data.

Metropolitan Financial Corp. (the "Company") is a savings and loan holding company and an Ohio corporation. The Company is engaged primarily in the business of originating one-to four-family, multifamily and commercial real estate loans secured by properties located primarily in Ohio and Pennsylvania, and purchasing multifamily and commercial real estate loans secured by properties throughout the United States. The Company offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating construction, business and consumer loans. The accounting policies of the Company conform to generally accepted accounting principles ("GAAP") and prevailing practices within the financial services industry. All significant intercompany transactions have been eliminated. In the opinion of management, the accompanying financial statements include all adjustments and disclosures which the Company considers necessary for a fair presentation of (a) the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001; (b) the financial condition at September 30, 2002 and December 31, 2001; (c) the statement of cash flows for the nine-month periods ended September 30, 2002 and 2001; and (d) the statement of changes in shareholders' equity for the three- and nine-month periods ended September 30, 2002 and 2001. The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other period. The annual report for the Company for the year ended December 31, 2001, contains consolidated financial statements and related notes, which should be read in conjunction with the accompanying consolidated financial statements.

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

         EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income or loss by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income or loss by the diluted weighted average shares outstanding. Diluted weighted average shares were calculated assuming the exercise of stock options less the treasury shares assumed to be purchased using the average market price of the Company's stock. Stock options totaling 1,437,488 and 1,168,878, respectively were not considered in computing diluted earnings per common share for September 30, 2002 and 2001 because they were antidilutive.

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

2.  SUPERVISORY AGREEMENTS/DIRECTIVE

On July 8, 2002, the Office of Thrift Supervision ("OTS") issued a Supervisory Directive (the "Supervisory Directive") to the Company and the Bank. The Supervisory Directive, requires the Boards of Directors of the Bank and the Company to act immediately to take corrective action to address certain weaknesses and to halt certain unsafe and unsound practices, regulatory violations, and violations of the Supervisory Agreement, dated July 26, 2001 (the "Supervisory Agreement"), between the Bank, the OTS, and the Ohio Division of Financial Institutions ("ODFI").

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

The Company has engaged, with OTS approval, an independent audit firm, which has concluded its review of the payments specified above in accordance with the Supervisory Directive. On September 26, 2002, the Audit Committee of the Bank filed its report with the OTS concluding that total unauthorized payments to Mr. Kaye are $4.8 million. On October 2, 2002, the OTS stated that it had no objection to the Bank's seeking reimbursement from Mr. Kaye of the $4.8 million. On October 7, 2002, the Bank made a written request to Mr. Kaye seeking reimbursement of the $4.8 million of unauthorized payments by October 25, 2002, which date was extended until December 12, 2002. Refer to Note 15 for further information regarding these payments.

The Company and the Bank have commenced taking actions to comply with the remainder of the Supervisory Directive, including the sale of artwork, and expect to comply with the Supervisory Agreement and the Supervisory Directive, except for the timing requirements for the sale of fixed assets.

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

          - Achieve or maintain compliance with core and risk-based capital standards at the "well-capitalized" level, including a risk-based capital ratio of 10% by December 31, 2001, which date was extended to March 31, 2002. The Bank had achieved a "well capitalized" level at March 31, 2002 and maintained that level at September 30, 2002;

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

3. SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities available for sale and held to maturity at September 30, 2002 and December 31, 2001 are as follows:

                                                    SEPTEMBER 30, 2002
                                   ------------------------------------------------------
                                                    GROSS            GROSS
                                   AMORTIZED     UNREALIZED       UNREALIZED       FAIR
                                     COST           GAINS           LOSSES         VALUE
                                     ----           -----           ------         -----
AVAILABLE FOR SALE
Mutual funds                     $   1,013                                      $   1,013
Freddie Mac preferred stock          3,100                      $    (112)          2,988
Agency notes                        10,000      $      26                          10,026
Treasury notes and bills            75,671            304                          75,975
Tax-exempt municipal bond           13,805             35                          13,840
Mortgage-backed securities         163,323          1,167            (541)        163,949
                                 ---------      ---------       ---------       ---------
                                   266,912          1,532            (653)        267,791
HELD TO MATURITY
Revenue bond
                                       325              7                             332
                                 ---------       ---------                      ---------
                                       325              7            --               332
                                 ---------      ---------       ---------       ---------
   Total securities              $ 267,237      $   1,539       $    (653)      $ 268,123
                                 =========      =========       =========       =========

                                                    DECEMBER 31, 2001
                                 --------------------------------------------------------
                                                  GROSS          GROSS
                                 AMORTIZED      UNREALIZED     UNREALIZED         FAIR
                                   COST           GAINS          LOSSES           VALUE
                                 ---------      ---------       ---------       ---------
AVAILABLE FOR SALE
Mutual funds                     $   5,784                                      $   5,784
Freddie Mac preferred stock          7,500                      $    (750)          6,750
Fannie Mae notes                    10,003                           (129)          9,874
Treasury notes and bills            72,056      $      74            (184)         71,946
Mortgage-backed securities         165,508          1,895             (90)        167,313
                                 ---------      ---------       ---------       ---------
                                   260,851          1,969          (1,153)        261,667
HELD TO MATURITY
Tax-exempt municipal bond           14,349                         (2,737)         11,612
                                                                ---------
Revenue bond                           480             15                             495
                                                ---------                       ---------
                                    14,829             15          (2,737)         12,107
                                 ---------      ---------       ---------       ---------
   Total securities              $ 275,680      $   1,984       $  (3,890)      $ 273,774
                                 =========      =========       =========       =========


The tax-exempt municipal bond represents a single issue secured by a multifamily property. The bond was reclassified to available for sale as of June 30, 2002, due to management's decision to market this security when the property, which serves as collateral for the bond, becomes fully occupied. In conjunction with this reclassification, it was determined that there was a permanent impairment to the bond's fair value and a realized loss of $550 thousand was booked in the second quarter of 2002.

4. LOANS RECEIVABLE

The composition of the loan portfolio at September 30, 2002 and December 31, 2001 is as follows:

                                        SEPTEMBER 30,          DECEMBER 31,
                                                 2002                  2001
Real estate loans
   Construction loans:
      One- to four-family                 $   171,060           $   150,705
      Multifamily                               7,290                 6,360
      Commercial                                9,702                 2,134
      Land                                     75,023                74,305
      Loans in process                        (91,169)              (80,214)
                                          -----------           -----------
         Construction loans, net              153,290               171,906
   Permanent loans:
      One- to four-family                     149,012               171,813
      Multifamily                             297,534               224,542
      Commercial                              169,475               164,786
                                          -----------           -----------
         Total real estate loans              787,927               714,431
Consumer loans                                111,305               138,698
Business and other loans                      126,151               133,684
                                          -----------           -----------
         Total loans                        1,025,383               986,813
Premiums on loans, net                          5,471                 6,969
Deferred loan fees, net                        (2,095)               (2,080)

Allowance for losses on loans                 (17,387)              (17,250)
                                          -----------           -----------
        Total loans receivable            $ 1,011,372           $   974,452
                                          ===========           ===========

Activity in the allowance for losses on loans for the periods ended September 30, 2002 and 2001 is as follows:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                    2002               2001
                                                --------           --------
Balance at the beginning of the period          $ 17,250           $ 13,951
Provision for loan losses                          5,720              5,350
Charge-offs                                       (5,756)            (2,286)
Recoveries                                           173                189
                                                --------           --------
Balance at end of period                        $ 17,387           $ 17,204
                                                ========           ========

Nonperforming loans are as follows at:
                                                SEPTEMBER 30,     DECEMBER 31,
                                                         2002             2001
                                                         ----             ----
Loans past due over 90 days still on accrual          $   578          $    85
Nonaccrual loans                                       27,498           30,602

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

Information regarding impaired loans is as follows:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                        2002             2001
                                                     -------          -------
Balance of impaired loans                            $13,470          $15,260
Less portion for which no allowance
  for losses on loans is allocated                     1,594            3,147
                                                     -------          -------
Balance of impaired loans for which
  an allowance for loan losses is allocated          $11,876          $12,113
                                                     =======          =======
Portion of allowance for losses on loans
  allocated to the impaired loan balance             $ 3,265          $ 3,476
                                                     =======          =======


                                           NINE MONTHS ENDED SEPTEMBER 30,
                                               2002             2001
                                              -------          -------
Average investment in impaired loans
  during the period                           $14,188          $12,834
                                              =======          =======
Interest income recognized during
  impairment                                  $   752          $   515
                                              =======          =======
Interest income recognized on a
  cash basis during the period                $   752          $   515
                                              =======          =======


5. LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at September 30, 2002 and December 31, 2001 are summarized as follows:

                                             SEPTEMBER 30,         DECEMBER 31,
                                                      2001                2002
                                                ----------          ----------
Mortgage loan portfolios serviced for:
  Freddie Mac                                   $1,559,046          $1,292,009
  Fannie Mae                                       484,064             617,305
  Other                                            239,142             294,559
                                                ----------          ----------
    Total loans serviced for others             $2,282,252          $2,203,873
                                                ==========          ==========


Custodial balances maintained in noninterest-bearing checking accounts in connection with the foregoing loan servicing were approximately $36.9 million and $48.5 million at September 30, 2002 and December 31, 2001, respectively.

The following is an analysis of the changes in the cost of loan servicing rights for the nine-month periods ended September 30, 2002 and 2001:

                                               NINE MONTHS ENDED SEPTEMBER 30,

                                                  2002               2001
                                                --------           --------
Balance at the beginning of the period          $ 22,951           $ 20,597
Acquired or originated                             6,759              9,317
Provision for impairment                          (6,210)               --
Amortization                                      (9,654)            (5,744)
                                                --------           --------
Balance at the end of the period                $ 13,846           $ 24,170
                                                ========           ========



The following is an analysis of the changes in the valuation allowance for impairment of loan servicing rights for the nine-month period ended September 30, 2002. No impairment was recorded for the nine-month period ended September 30, 2001:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                  2002            2001
                                                -------           ----
Balance at the beginning of the period          $  (863)          N/A
Write-offs of impaired rights                      --             N/A
Provision for impairment                         (6,210)          N/A
                                                --------          ----
Balance at the end of the period                $(7,073)          N/A
                                                =======           ====


6. DEPOSITS

Deposits consist of the following:

                                                        SEPTEMBER 30, 2002                        DECEMBER 31, 2001
                                                        ------------------                        -----------------
                                                  AMOUNT                  PERCENT           AMOUNT                  PERCENT
                                                  ------                  -------           ------                  -------
Noninterest-bearing checking accounts           $  139,247                   13%          $  146,055                   13%
                                                ----------                                ----------
Interest-bearing checking accounts                 202,852                   19              198,414                   17
Passbook savings and statement savings              88,655                    9               82,619                    7
Certificates of deposit                            628,122                   59              715,306                   63
                                                ----------                  ---           ----------                  ---
  Total interest-bearing deposits                  919,629                   87              996,339                   87
                                                ----------                  ---           ----------                  ---
                                                $1,058,876                  100%          $1,142,394                  100%
                                                ==========                  ===           ==========                  ===

At September 30, 2002, scheduled maturities of certificates of deposit were as follows:

                       YEAR                                WEIGHTED AVERAGE
                       ENDED               AMOUNT            INTEREST RATE
                       -----               ------            -------------
                       2002              $133,320                4.02%
                       2003               316,735                4.11
                       2004                73,742                4.33
                       2005                39,609                4.60
                       2006                27,012                5.44
                    Thereafter             37,704                5.10
                                         --------
                                         $628,122                4.27%
                                         ========

Brokered and out-of-state deposits decreased from $127.8 million at December 31, 2001 to $79.2 million at September 30, 2002.

7. BORROWINGS

Borrowings consist of the following at September 30, 2002 and December 31, 2001:

                                                                   SEPTEMBER 30, 2002                    DECEMBER 31, 2001
                                                                   ------------------                    -----------------
                                                             AMOUNT                 RATE            AMOUNT                 RATE
                                                             ------                 ----            ------                 ----
Federal Home Loan Bank Advances                             $240,913                 5.5%          $278,912                 6.2%
Reverse repurchase agreements                                 49,508                 5.0             41,000                 5.9
Commercial bank line of credit maturing December 31,2003       4,007                 4.8               --                  --
Commercial bank note maturing December 31, 2002                 --                    --              5,000                 4.8
Loan from majority stockholder                                  --                    --              2,000                 0.0
Subordinated debt maturing January 1, 2005                    13,960                 9.6             13,985                 9.6
                                                            --------                               --------
                                                            $308,388                               $340,897
                                                            ========                               ========

At September 30, 2002, scheduled payments on borrowings are as follows:

                                                            WEIGHTED AVERAGE
             YEAR ENDED                         AMOUNT       INTEREST RATE
             ----------                         ------       -------------
                2002                          $ 35,298            5.12%
                2003                            72,829            5.77
                2004                            69,102            5.99
                2005                            97,824            5.01
                2006                             4,284            6.62
             Thereafter                         29,051            6.45
                                               -------
                Total                         $308,388            5.58%
                                              ========

At September 30, 2002, Federal Home Loan Bank advances are collateralized by all of the Company's FHLB stock, one- to-four-family first mortgage loans, multifamily loans and securities, with aggregate carrying values of approximately $12.4 million, $143.2 million, $240.9 million and $191.0 million, respectively.

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

The Company obtained a $5.0 million line of credit from Sky Bank ("line of credit") in September 2002. The proceeds from the line of credit were used to pay off the Company's commercial bank note that was maturing on December 31, 2002. The line of credit matures on December 31, 2003 but has an annual renewal option. As collateral for the loan, the

Company's largest shareholder has agreed to pledge a portion of his common stock of the Company, which exceeds 50% of the outstanding stock of the Company. The interest rate for the line of credit varies at prime rate.

The Company had a note payable to a commercial bank. During September 2002, the current balance outstanding was paid off with the proceeds from the line of credit. The loan was scheduled to mature December 31, 2002.

In December 2001, the Company entered into a loan agreement with Robert Kaye, its majority shareholder, for a non-interest bearing loan in the principal amount of $2.0 million. The Company repaid the loan to Mr. Kaye with proceeds from the stock offerings in March 2002.

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

As of September 30, 2002, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $78.3 million and $58.8 million, respectively. In addition, the Bank had firm commitments to sell loans totaling $114.9 at September 30, 2002. The Bank's commitments to originate and purchase loans are for loans with rates ranging from 4.75% to 19.9% and commitment periods up to one year.

The Bank maintains two standby letters of credit at the Federal Home Loan Bank of Cincinnati for the benefit of Fannie Mae as secondary security for credit risk on multifamily loans securitized in prior years. These standby letters of credit, aggregating approximately $8.6 million, do not accrue interest and are renewed on an annual basis.

The Bank has entered into two interest rate swap contracts to hedge variable rate advances with each having a notional amount of $20.0 million. Both contracts mature within five years and have the same counterparty, a nationally recognized broker/dealer. The Bank receives from the contracts variable interest based on one-month or three-month LIBOR, respectively. The Bank in turn pays to the counterparty interest at fixed rates of 6.450% and 6.275%, respectively. The counterparty has the option to terminate the interest rate swap in the event LIBOR exceeds certain rates set on specific dates per the terms of the contracts. The market value of the two swap contracts at September 30, 2002 was an unrealized loss of $4.8 million.

9. SEGMENT REPORTING

The Company's operations include two major operating segments. A description of these segments is as follows:

         RETAIL AND COMMERCIAL BANKING--Retail and commercial banking is the segment of the business that brings in deposits and lends those funds out to businesses and consumers. The local market for deposits is the consumers and businesses in the neighborhoods surrounding the Bank's 24 retail sales offices in Northeastern Ohio. The market for lending is Ohio and the surrounding states. The majority of loans are secured by multifamily and commercial real estate. Loans are also made to businesses secured by business assets and to consumers secured by real or personal property. Business loans are concentrated in Northeastern Ohio.

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

Operating results and other financial data for the current and preceding year were as follows (in thousands):

                                                          AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                               -----------------------------------------------------------------------------
                                                RETAIL AND
                                                COMMERCIAL            MORTGAGE               PARENT
                                                 BANKING               BANKING              AND OTHER              TOTAL
                                               -----------           -----------           -----------           -----------
OPERATING RESULTS:
Net interest income                            $    18,544           $    11,261           $    (6,467)          $    23,338
Provision for losses on loans                        4,878                   842                  --                   5,720
                                               -----------           -----------           -----------           -----------
Net interest income after
  provision for loan losses                         13,666                10,419                (6,467)               17,618
Noninterest income                                   4,558                (2,681)                1,969                 3,846
Direct noninterest expense                          14,397                 7,309                 2,084                23,790
Allocation of overhead                              13,974                 7,094                  --                  21,068
                                               -----------           -----------           -----------           -----------
Net income (loss) before income taxes          $   (10,147)          $    (6,665)          $    (6,582)          $   (23,394)
                                               ===========           ===========           ===========           ===========
FINANCIAL DATA:
Segment assets                                 $   881,921           $   383,952           $   230,965           $ 1,496,838
Depreciation and amortization                        5,568                 5,729                   795                12,092

Expenditures for additions
  to premises and equipment                            365                 1,203                  --                   1,568


                                                           AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               -----------------------------------------------------------------------------
                                                RETAIL AND
                                                COMMERCIAL            MORTGAGE              PARENT
                                                 BANKING               BANKING             AND OTHER              TOTAL
                                               -----------           -----------          -----------           -----------
OPERATING RESULTS:
Net interest income                            $    13,064           $    14,546          $    (1,945)          $    25,665
Provision for losses on loans                        4,942                   408                  --                  5,350
                                               -----------           -----------          -----------           -----------
Net interest income after
  provision for loan losses                          8,122                14,138               (1.945)               20,315
Noninterest income                                   5,688                 5,070                  607                11,365
Direct noninterest expense                          15,226                 6,505                1,489                23,220
Allocation of overhead                               8,134                 3,475                 --                  11,609
                                               -----------           -----------          -----------           -----------
Net (loss) income before income taxes          $    (9,550)          $     9,228          $    (2,827)          $    (3,149)
                                               ===========           ===========          ===========           ===========
FINANCIAL DATA:
Segment assets                                 $ 1,051,917           $   349,482          $   176,803           $ 1,578,222
Depreciation and amortization                        3,157                 4,279                  857                 8,293
Expenditures for additions
  to premises and equipment                          6,409                   718                                      7,119

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

10. RIGHTS AND COMMON STOCK OFFERINGS

On March 22, 2002, the Company closed its offering to current shareholders of non-transferable rights to purchase shares of Company common stock and also a concurrent offering of shares of common stock in a public offering. The purpose of these offerings was to raise funds to increase the equity capital of the Bank as required under the July 26, 2001 supervisory agreements signed with the OTS and ODFI, and to make the December 2001 principal payment on the commercial bank note. These offerings generated gross proceeds of $22.0 million, substantially exceeding the $13.0 million minimum established for the offerings. As a result of the offerings, the Bank's regulatory capital ratios are now in excess of the "well-capitalized" capital requirements as of September 30, 2002.

11. PREMISES AND EQUIPMENT HELD FOR SALE

At September 30, 2002 premises and equipment held for sale included certain parcels of land and buildings and all works of art owned by the Company. During June 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive, management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties, the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or third party purchase offers. In September 2002, management ordered an independent appraisal. As a result, the Company revised the carrying value of the property downward by an additional $803 thousand. Any future valuation of these assets may result in additional adjustment in their carrying values. No valuation allowance has been recorded on the art held for sale based on an appraisal, which indicates the art's fair value exceeds its current carrying value.

12. MANAGEMENT'S PLANS

During the periods presented in 2002 and 2001, the Company recorded net losses. Despite large losses, management believes that based on these charges, the Company is becoming better positioned to return to profitability in the future. Additionally, the Company has entered into a definitive merger agreement. Refer to Note 15 for further details..

These recent results were in large part the result of: a decline in the Company's net interest margin, which was caused by declines in market interest rates to historically low levels when the Company's assets were repricing more quickly than funding sources; higher overhead levels as a result of previous growth initiatives; an increase in the amortization of servicing rights and impairment charges of servicing rights due to a decline in the value of these rights as a direct result of declines in long-term interest rates to historical lows; management's increases in the provisions for loan losses related to specific allocations for certain commercial business and commercial real estate loans, and an overall increase in the allocation for these loan categories based on increases in problem credits identified within these portfolios; and an impairment charge related to the Company's classifying commercial real estate as held for sale.

Management believes that it is taking the necessary actions to increase the Company's net interest margin primarily by reducing its funding costs. Historically, the Company has depended more than its competitors on brokered deposits and out of state certificates of deposit as a source of funds. These funds typically have a higher cost than local market deposits. During the nine months ended September 30, 2002, management reduced brokered deposits by $48.6 million from the level at December 31, 2001. In addition, management has decreased the Company's borrowings by $32.5 million at September 30, 2002 from the amount at December 31, 2001, which borrowings have also been a higher cost source of funds than deposit accounts. Finally, a significant amount of the Company's longer term, higher cost funding continues to mature and reprice in the current lower interest rate environment. Management also is taking steps to increase interest income by converting non-earning assets to earning assets. Management's decision to increase the amount of commercial real estate held for sale and the impairment charge related to this decision was a direct result of management's plan to decrease fixed assets.

Management also has taken actions to decrease the non-interest expenses of the Company. The Company has engaged a consulting firm, which is assisting in identifying opportunities for efficiencies. The Company's actions taken to date pursuant to this effort have reduced salaries and related personnel costs and occupancy costs in 2002 compared to the same periods in 2001.

Management believes that it has made progress in identifying the losses in the loan portfolio and taking appropriate action to improve future credit quality. These actions include expanding the scope of the loan review function and revising the credit underwriting standards of the Company. Addressing problem credits is a high priority for management. Management feels it has appropriately provided for the risk in the portfolio and, based on its current knowledge, does not anticipate future increases in the allowance of the magnitude recorded during the second quarter of 2002.

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

14. RETENTION PAY AGREEMENTS

On September 24, 2002, the Company entered into a Retention Pay Plan in order to induce certain key employees to remain in the employ of the Company and to provide further incentive to maintain the Company's ongoing operations in the event of a change of control. These key employees will be eligible to receive benefits under this plan if, within one year following a change in control: employment is involuntarily terminated other than for certain defined cases; the employee resigns after being notified that his/her salary will be reduced by more than 10% of the salary in effect at the time of the change of control, or the employee resigns because his/her responsibilities or job position are substantially reduced from that in effect at the time of the change in control. If these events occur, these employees will be entitled to a fixed dollar amount specifically stated in the plan. There is no expected expense to the Company, as the acquiring company in the change of control would bear the cost of this plan. Refer to Exhibit 10.7 for further details.

15. SUBSEQUENT EVENTS

On October 23, 2002, the Company and Sky Financial Group, Inc. ("Sky Financial") executed a definitive agreement for Sky Financial to acquire all the stock of the Company and merge the Company into Sky Financial.

Pursuant to the definitive agreement, stockholders of the Company will be entitled to elect to receive, in exchange for each share of the Company's common stock held, either $4.70 in cash or .2554 shares of Sky Financial, or a combination thereof. The election process, however, is subject to certain allocation mechanisms that are reflected in the definitive agreement, which provides that no more than 70% and no less than 55% of the Company's shares will be exchanged for Sky Financial common stock.

The deal provides for the merger of the Company into Sky Financial, and the subsequent merger of the Bank into Sky Bank, Sky Financial's commercial banking affiliate.

Pending the approval by shareholders of the Company and various regulatory agencies, the acquisition is expected to close at the beginning of the second quarter 2003. For information surrounding the acquisition, refer to the Form 8-K filed by the Company with the Securities and Exchange Commission on October 24, 2002.

Concurrent with the above merger agreement, the Company and its control shareholder, reached an agreement, whereby the control shareholder, on or before March 15, 2003, shall purchase all of the artwork collection from the Company at a price equal to the greater of the book value or appraised value of each item of artwork that has not been sold previously, by the Company. The Company is in the process of selling some of the artwork in accordance with the Supervisory Directive dated July 8, 2002, and intends to sell all of the artwork as soon as practicable. During, the fourth quarter of 2002, the Company has offered at auction certain pieces of artwork aggregating $2.1 million.

Furthermore, the control shareholder entered into an agreement with the Company and an escrow agent to establish an escrow fund to provide for reimbursement of unauthorized payments to the Bank pursuant to the Supervisory Directive. The escrow fund presently totals $4.8 million, and shall be disbursed only upon joint written instructions from the Company and the control shareholder. Notwithstanding the foregoing, if the escrow agent has not received written instructions from the Company and control shareholder on or before December 12, 2002, $2.4 million of the escrow fund shall be disbursed to the Company and the remaining balance in accordance with the written instructions of the control shareholder. Refer to Exhibit 10.6 for further details.

Additionally, the control shareholder entered into an agreement with Sky Financial to vote his control shares in favor of the merger and merger agreement and against any proposal for any recapitalization, merger, sale of assets or other business combination between the Company and any person or entity other than Sky Financial. Refer to Exhibit 10.8 for further details.

The results of these two agreements may increase the merger consideration by the amounts received by the Company.

In addition, the merger consideration will be adjusted downward if the aggregate book value of certain assets, calculated in accordance with GAAP, on the month-end date immediately preceding the closing date of the merger of the Company into Sky Financial has declined by more than $4.0 million compared to the aggregate book value of such assets, calculated in accordance with GAAP, as of September 30, 2002 (less specific valuation or impairment allowances). The book value of these assets at September 30, 2002 was $46.0 million. The assets (at net book value) that affect the merger consideration are as follows: mortgage loan servicing rights totaling $13.8 million; an $11.9 million commercial loan relationship; a $13.9 million municipal bond; and a $6.3 million portion of a securitized loan portfolio. Any adjustment to the merger consideration related to these assets is to be calculated as described in the merger agreement.

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
Metropolitan Financial Corp.
Highland Hills, Ohio

We have reviewed the consolidated statement of financial condition of Metropolitan Financial Corp. as of September 30, 2002, the related consolidated statements of operations and statement of changes in shareholders' equity for the quarter and year-to-date periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the year-to-date periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                             Crowe, Chizek and Company LLP

Cleveland, Ohio
November 7, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

                                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                        2002                2001               2002                  2001
                                                     ----------          ----------         ----------            ----------
Net income (loss) (in thousands)                     $     (920)         $      538         $  (15,249)           $   (1,963)
Basic and diluted earnings (loss) per share          $    (0.06)         $     0.07         $    (1.12)           $    (0.24)
Return on average assets                                  (0.24)%              0.13%             (1.33)%               (0.16)%
Return on average equity                                  (6.85)%              4.65%            (36.22)%               (5.50)%
Noninterest expense to average assets                      3.01%               2.74%              3.90%                 2.79%
Efficiency ratio                                         119.46%              86.43%            164.98%                97.84%
Net interest margin                                        2.48%               2.18%              2.21%                 2.22%


                                                           SEPTEMBER 30,             DECEMBER 31,           SEPTEMBER 30,
                                                                    2002                     2001                    2001
                                                          --------------           --------------          --------------
Total assets (in thousands)                                  $ 1,496,838               $1,608,420              $1,578,222
Shareholders' equity (in thousands)                               50,342                   45,517                  45,864
Shareholders' equity to total assets                                3.36%                    2.83%                   2.76%
Shares outstanding                                            16,149,532                8,128,663               8,120,677
Book value per share                                         $      3.12               $     5.60              $     5.65
Tangible book value per share                                $      2.95               $     5.29              $     5.33
Closing share price of common stock                          $      3.00               $     3.05              $     2.80
Nonperforming assets to total assets (1)                            2.26%                    2.09%                   1.90%
Allowance for losses on loans to total loans (1)                    1.61%                    1.49%                   1.46%
Net charge-offs to average loans (2)                                0.70%                    0.26%                   0.22%

(1)      Ratios are based on period end balances.
(2)      Annualized for comparative purposes.

OVERVIEW

The Company's results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the financial services industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to the Company's income is net interest income, which is the difference between the interest that is earned on interest-earning assets, such as loans and securities, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. The Company's operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

RESULTS OF OPERATIONS

Net Income. The Company reported a net loss of $920 thousand for the third quarter of 2002, or $0.06 per share. This is a decrease of $1.5 million from net income of $538 thousand, or $0.07 per share, for the third quarter of 2001. The net loss for the nine months ended September 30, 2002 was $15.2 million, or $1.12 per share, an increase of $13.2 million from the net loss of $2.0 million, or $0.24 per share, for the nine months ended September 30, 2001.

The primary reasons for the increase in the net loss for both the three- and nine-month periods ended September 30, 2002 are a permanent impairment charge of $9.6 million taken against the Company's premises and equipment and net losses from loan servicing of $5.0 million and $11.3 million for the three and nine months ended September 30, 2002, respectively, due to increased amortization and continued impairment of loan servicing rights in a declining interest rate environment. The increases related to these items in third quarter of 2002 were partially offset by an increase in net interest income and a reduction in the loan loss provision. Increases in expenses in both periods were partially offset by an increased tax benefit generated from the operating loss.

Net interest income increased to $8.5 million for the three months ended September 30, 2002 from $8.2 million for the same period in 2001. Net interest income for the nine months ended September 30, 2002 decreased $2.4 million to $23.3 million from $25.7 million for the same period in 2001. Noninterest income decreased in the three and nine months ended September 30 2002 to $963 thousand and $3.8 million, respectively, from $4.6 million and $11.4 million, respectively, from the same periods in 2001. Noninterest expense increased to $11.4 million and $44.9 million for the three and nine months ended September 30, 2002, respectively, from the same periods in 2001.

Interest Income. Total interest income for the quarter ended September 30, 2002 was $23.1 million, a decrease of 17.8%, from the third quarter of 2001. Total interest income for the first nine months of 2002 decreased 22.1% from the same period in 2001 to $70.0 million. There are two primary reasons for the decline in interest income over 2001. First, yields on interest-earning assets declined to 6.71% and 6.62% in the three-and nine-month periods ended September 30, 2002, respectively, from 7.52% and 7.79% for the same periods in 2001. Secondly, average-earning assets declined in 2002 from 2001. Average earning assets for the third quarter of 2002 decreased 8.1% to $1.380 billion from $1.502 billion in the third quarter of 2001. Average earning assets for the nine months ended September 30, 2002 decreased 8.6% to $1.410 billion from $1.542 billion for the same period in 2001. The decrease in average earning assets contributed $2.0 million and $11.0 million of the decrease in interest income for the three and nine months ended September 30, 2002, respectively. The decline in the yield on earning assets for the three months ended September 30, 2002 compared to the same period in the prior year was primarily due to declines in the level of short term interest rates from 2001 to 2002. As interest rates have continued to level off, the decline in yields has gradually narrowed. The decline in yield contributed $3.0 million and $8.9 million of the decrease in interest income for the three and nine months ended September 30, 2002, respectively

Interest Expense. Total interest expense decreased 26.9% to $14.6 million, and 27.3% to $46.7 million, for the three- and nine-month periods ended September 30, 2002, respectively, from $20.0 million and $64.2 million for the same periods in 2001. Interest expense for the three and nine months ending September 30, 2002 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds compared to the prior year quarter. The average balance of interest-bearing deposits decreased $111.3 million and $93.2 million, or 10.6 % and 8.8 %, for the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. This decrease includes a significant decrease in out of state and brokered certificates of deposit, which generally carry a higher interest rate than local deposits of the Bank. Average borrowings decreased $24.8 million and $58.8 million, or 7.1% and 15.2%, for the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The decrease in average interest-bearing liabilities contributed $1.8 million and $6.3 million to the decrease in interest expense for the three and nine months ended September 30, 2002, respectively. The Company's cost of funds decreased to 4.45% and 4.68% for the three and nine months ending September 30, 2002, respectively, as compared to 5.52% and 5.81% for the same periods in 2001. The lower cost of funds contributed $3.6 million and $11.6 million to the decrease in interest expense for the three and nine months ended September 30, 2002, respectively.

Average Balances and Yields. The following tables present the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Net interest margin is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. All average balances are daily average balances. Nonaccruing loans are considered in average loan balances. The average balances of mortgage-backed securities and other securities are presented at historical cost.

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------------
                                                        2002                                           2001
                                          -----------------------------------         -----------------------------------
                                             AVERAGE                                   AVERAGE
                                             BALANCE       INTEREST    RATE            BALANCE       INTEREST      RATE
                                             -------       --------    ----            -------       --------      ----
Interest-earning assets:
Loans receivable                            $1,091,701     $19,367     7.10%          $1,209,578      $23,604      7.81%
Mortgage-backed securities                     169,999       2,454     5.77%             191,381        3,195      6.68%
Other                                          118,137       1,323     4.48%             100,645        1,350      5.49%
Total interest-earning assets                1,379,837      23,144     6.71%           1,501,604       28,149      7.52%
Noninterest-earning assets                     118,604                                   112,778
                                            ----------                                ----------
Total assets                                $1,498,441                                $1,614,382
                                            ==========                                ==========

Interest-bearing liabilities:
Deposits                                      $934,441       8,637     3.67%          $1,045,759       13,387      5.08%

Borrowings                                     323,206       4,933     6.06%             348,014        5,609      6.39%

Junior Subordinated Debentures                  43,750       1,032     9.44%              43,750          998      9.13%
                                            ----------     -------                    ----------       ------
Total interest-bearing liabilities           1,301,397      14,602     4.45%           1,437,523       19,994      5.52%
                                                           -------                                     ------
Noninterest-bearing liabilities                143,797                                   130,513

Shareholders' equity                            53,247                                    46,346
                                            ----------                                 ---------
Total liabilities and
  shareholders' equity                      $1,498,441                                $1,614,382
                                            ==========                                ==========
Net interest income before
  capitalized interest                                       8,542                                      8,155
                                                            ------                                     ------
Interest rate spread                                                   2.26%                                       2.00%
Net interest margin                                                    2.48%                                       2.18%
Interest expense capitalized (1)                                --                                         18
                                                            ------                                     ------
Net interest income                                         $8,542                                     $8,173
                                                            ======                                     ======
Average interest-earning
  assets to average
  interest-bearing
  liabilities                                   106.03%                                   104.46%

(1)Capitalized construction interest in 2001.

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------------------------
                                                         2002                                         2001
                                        --------------------------------------     -----------------------------------------

                                         AVERAGE                                    AVERAGE
                                         BALANCE        INTEREST        RATE         BALANCE        INTEREST           RATE
                                         -------        --------        ----         -------        --------           -----
Interest-earning assets:
Loans receivable                       $1,082,470      $   58,420        7.20%     $  1,256,129    $   75,944          8.06%
Mortgage-backed securities                163,673           7,426        6.05%          196,951         9,970          6.75%
Other                                     164,110           4,163        3.38%           89,095         3,940          6.21%
                                       ----------      ----------                  ------------     ---------
Total interest-earning assets           1,410,253          70,009        6.62%        1,542,175        89,854          7.79%
                                                       ----------                                   ---------
Noninterest-earning assets                125,642                                       119,877
                                       ----------                                  ------------
Total assets                           $1,535,895                                  $  1,662,052
                                                                                   ============

Interest-bearing liabilities:
Deposits                               $  962,747          28,137        3.91%     $  1,055,952        43,187          5.47%
Borrowings                                327,689          15,424        6.29%          386,500        18,364          6.35%
Junior Subordinated Debentures             43,750           3,110        9.48%           43,750         2,995          9.13%
                                       ----------      ----------                  ------------     ---------
Total interest-bearing liabilities      1,334,186          46,671        4.68%        1,486,202        64,546          5.81%
                                                       ----------                                   ---------
Noninterest-bearing liabilities           145,424                                       128,296
Shareholders' equity                       56,285                                        47,554
                                       ----------                                  ------------
Total liabilities and
  shareholders' equity                 $1,535,895                                    $1,662,052
                                       ==========                                  ============
Net interest income before
  capitalized interest                                     23,338                                      25,308
                                                       ----------                                   ---------
Interest rate spread                                                     1.94%                                         1.98%
Net interest margin                                                      2.21%                                         2.22%
Interest expense capitalized (1)                               --                                         357
                                                       ----------                                   ---------
Net interest income                                    $   23,338                                   $  25,665
                                                       ==========                                   =========
Average interest-earning
  assets to average
  interest-bearing
  liabilities                              105.70%                                       103.77%

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

                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                2002 VS. 2001
                                             INCREASE (DECREASE)
                                      -------------------------------------
                                                    CHANGE         CHANGE
                                       TOTAL        DUE TO         DUE TO
                                       CHANGE       VOLUME          RATE
                                       ------       ------          ----
                                                (IN THOUSANDS)
INTEREST INCOME ON:
  Loans receivable                    $(4,237)      $(2,192)      $(2,045)
  Mortgage-backed securities             (741)         (335)         (406)
  Other                                   (27)          482          (509)
                                      -------       -------       -------
    Total interest income              (5,005)      $(2,045)      $(2,960)
                                      -------       =======       =======
INTEREST EXPENSE ON:
  Deposits                            $(4,750)      $(1,425)      $(3,325)
  Borrowings                             (676)         (400)         (276)
  Junior Subordinated Debentures           34            --            34
                                      -------       -------       -------
    Total interest expense             (5,392)      $(1,825)      $(3,567)
                                                    =======       =======
Increase in net interest income       $   387
                                      =======

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                   2002 VS. 2001
                                                INCREASE (DECREASE)
                                      ---------------------------------------
                                                      CHANGE         CHANGE
                                       TOTAL          DUE TO         DUE TO
                                       CHANGE         VOLUME          RATE
                                      --------       --------       --------
                                                  (IN THOUSANDS)
INTEREST INCOME ON:
  Loans receivable                    $(17,524)      $ (9,865)      $ (7,659)
  Mortgage-backed securities            (2,544)        (1,577)          (967)
  Other                                    223            486           (263)
                                      --------       --------       --------
    Total interest income              (19,845)      $(10,956)      $ (8,889)
                                      --------       ========       ========
INTEREST EXPENSE ON:
  Deposits                            $(15,050)      $ (3,555)      $(11,495)
  Borrowings                            (2,940)        (2,770)          (170)
  Junior Subordinated Debentures           115             --            115
                                      --------       --------       --------
    Total interest expense             (17,875)      $ (6,325)      $(11,550)
                                                     ========       ========
Decrease in net interest income       $ (1,970)
                                      ========


Provision for Loan Losses. The provision for loan losses decreased to a negative provision of $565 thousand and increased to $5.7 million for the three- and nine-month periods ended September 30, 2002, respectively, as compared to $1.2 million and $5.3 million for the same periods in 2001. Management decreased the provision for loan losses in the third quarter primarily due to the decrease of $3.5 million in nonperforming loans from June 30, 2002, a commercial real estate loan that was charged off for less than was reserved, and a decrease in doubtful loans of $3.2 million in the commercial real estate and corporate commercial portfolios. As a result, the allowance for losses on loans at September 30, 2002 was $17.4 million, or 1.61%, of total loans, as compared to $17.3 million, or 1.49%, of total loans, at December 31, 2001.

Noninterest Income. Total noninterest income decreased 79.2% to $963 thousand for the third quarter of 2002, as compared to $4.6 million for the same period in 2001. Noninterest income for the nine months ended September 30, 2002, decreased 66.2% to $3.8 million from $11.4 million in the same period in 2001.

Gain on sale of loans was $1.9 million and $4.8 million for the three- and nine-month periods ended September 30, 2002, respectively, as compared to $3.1 million and $5.5 million during the same periods in 2001. The primary reason for the decrease in the gains on sale of loans is that the Company has chosen to no longer sell its commercial real estate and multifamily loans in the secondary market since the first quarter of 2002. The decision to keep these loans in the Company's portfolio was based on the Company's improved capital position after its stock offerings during the first quarter. Additionally, in the current interest rate environment, the loan servicing portion of the gain on sale of loans has decreased significantly due to increased prepayment speeds and the shorter expected average life of the portfolio. The proceeds from sales of residential loans held for sale in the first nine months of 2002 were $647.8 million as compared to $235.1 million in the same period in 2001. Proceeds from the sale of multifamily and commercial real estate loans were $6.5 million for the first nine months of 2002 as compared to $86.0 million for the same period in 2001.

There were losses from net loan servicing of $5.0 million in the three-month period ended September 30, 2002 as compared to losses of $683 thousand for the same period in 2001. For the nine-month period ended September 30, 2002, losses on net loan servicing were $11.3 million as compared to losses of $1.5 million for the same time period in 2001. The primary reason for the higher losses was the increased amortization and impairment of servicing rights due to an increase in loan prepayments in 2002 compared to the same period in 2001. The portfolio of loans serviced for others increased to $2.3 billion at September 30, 2002 from $2.2 billion at December 31, 2001.

Service charges on deposit accounts increased 92.2% and 62.9% to $959 thousand and $2.3 million in the three- and nine-month periods ended September 30, 2002 compared to $499 thousand and $1.4 million for the same periods in 2001. The primary reason for the significant increase is due to new fee-generating programs that the Company implemented during 2002.

The Company had $946 thousand and $2.6 million in gains on the sale of securities in the three- and nine-month periods ended September 30, 2002, respectively, as compared to $84 thousand and $1.6 million for the same periods in 2001. In both periods substantially all of the gains were the result of securitizing one-to-four family loans and simultaneously selling those securities. In the third quarter of 2002, these gains from securitizing one-to-four family loans were partially offset by losses from selling the Company's FHLMC Preferred Stock.

Other operating income increased to $2.2 million in the three-month period ended September 30, 2002 compared to $1.6 million for the same period in the previous year. For the nine months ended September 30, 2002 other operating income increased to $5.5 million as compared to $4.3 million for the same period in the prior year. Included in other operating income is a one-time gain of $203 thousand recorded on the sale of our credit card portfolio.

Noninterest Expense. Total noninterest expense increased to $11.4 million in the three-month period ended September 30, 2002 as compared to $11.1 million for the same period in 2001. For the first nine months of 2002 total noninterest expense was $44.9 million as compared to $34.8 million in 2001. A significant portion of the increase is due to an impairment charge of $9.6 million taken against premises and equipment.

Personnel related expenses decreased $470 thousand and $1.1 million in the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The Company announced an efficiency program during the second quarter of 2002 that has reduced total employees and the Company's personnel related expenses.

Occupancy costs decreased $556 thousand and $1.0 million in the three- and nine-month periods ended September 30, 2002, respectively, over the same periods in 2001. The primary reason that occupancy costs have decreased is that the Company is holding a significant amount of premises and equipment for sale. This has caused a significant decrease in depreciation expense, since premises and equipment held for sale is not depreciated. Since no new offices have been opened in 2002, the Company's occupancy costs have stabilized over the last 12 months. The Company is not planning to open any new facilities in the near future, which will allow occupancy costs to remain stable.

Data processing expense decreased $11 thousand and $4 thousand in the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. Data processing costs have stabilized in 2002 after seeing significant growth in 2001 due to the Bank's systems conversion in September 2000. Data processing costs should remain stable in the foreseeable future.

Marketing expense decreased $11 thousand and $114 thousand in the three- and nine-month periods ended September 30, 2002, respectively, compared to the same periods in the prior year. Marketing costs in 2002 are limited to more routine activities as compared to prior years.

State franchise taxes increased $60 thousand and decreased $383 thousand in the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The primary reason for the decrease in the nine-month period was a refund from the State of Ohio that was received in May of 2002 and a refinement of the allocation of taxes among the various states where the Bank conducts business.

At September 30, 2002, premises and equipment held for sale included certain parcels of land and buildings and all works of art owned by the Company. During June 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive, management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties, the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties in the second quarter. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or on third party purchase offers for the properties. Management obtained an appraisal in the third quarter to determine the fair values of these properties. As a result of this appraisal, the Company lowered their carrying values by an additional $803 thousand. Any future valuation of these assets may result in additional adjustment to their carrying values. No valuation allowance has been recorded on the art held for sale based on an appraisal, which indicates the art's fair value exceeds its current carrying value.

Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses, and expenses pertaining to real estate owned and professional expenses, increased $758 thousand and $3.5 million for the three- and nine-month periods ended September 30, 2002, respectively, as compared to the same period in 2001. These increases were generally the result of increases in expenses pertaining to real estate owned and legal expense.

On June 6, 2002, the Company announced that it was undergoing a restructuring plan that would be concluded by year-end. The Company currently projects annualized cost savings of $3.0 million as a result of improved process efficiencies and personnel reductions. The Company originally expected to incur costs in connection with the restructuring, primarily personnel related, of $0.5 million to $1.0 million, to be taken in the third quarter of 2002. Since most of the personnel reductions were the result of attrition, the Company now expects restructuring costs not to exceed $100 thousand.

Provision for Income Taxes. The Company's income tax benefit increased $428 thousand and $7.0 million for the three and nine months ended September 30, 2002, respectively, as compared to the prior year period. The primary reason for the increase in the benefit was due to the fact that the Company had a larger pre-tax loss during the three- and nine-month periods ended September 30, 2002 as compared to the same periods in the prior year.



ASSET QUALITY

The Company undertakes detailed reviews of the loan portfolio regularly to identify potential problem loans or trends and to provide for adequate estimates of probable losses. In performing these reviews, management considers, among other things, current economic conditions, portfolio characteristics, delinquency trends, and historical loss experiences. The Company normally consider loans to be nonperforming when payments are 90 days or more past due or when the loan review analysis indicates that repossession of the collateral may be necessary to satisfy the loan. In addition, a loan is considered impaired when, in management's opinion, it is probable that the borrower will be unable to meet the contractual terms of the loan. When loans are classified as nonperforming, the Company assesses the collectibility of the unpaid interest. Interest determined to be uncollectible is reversed from interest income. Future interest income is recorded only if the loan principal and interest due is considered collectible and is less than the estimated fair value of the underlying collateral.

The following table provides information concerning the Company's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2002             2001
                                                   ----------       ----------

Nonaccrual loans                                   $   27,498       $   30,602
Loans past due greater than
  90 days or impaired, still accruing                     578               85
                                                   ----------       ----------
Total nonperforming loans                              28,076           30,687
Real estate owned                                       5,713            2,791
                                                   ----------       ----------
Total nonperforming assets                         $   33,789       $   33,478
                                                   ==========       ==========
Allowance for losses on loans                      $   17,387       $   17,250
                                                   ==========       ==========

Nonperforming loans to total loans                       2.59%            2.68%
Nonperforming assets to total assets                     2.26%            2.09%
Net charge-offs to average loans(1)                      0.70%            0.26%
Provision for loan losses to average loans(1)            0.72%            0.53%
Allowance for losses on loans to total
  nonperforming loans at end of period                  61.93%           56.21%
Allowance for losses on loans to
  total loans at end of period                           1.61%            1.49%

(1) Annualized for comparative purposes.

Nonperforming loans at September 30, 2002 decreased $2.6 million to $28.1 million as compared to $30.7 million at December 31, 2001. Real estate owned increased $2.9 million over the same period. These changes were primarily due to a transfer of $4.2 million of loans to real estate owned during the first and third quarters of 2002. This was partially offset by sales of other real estate owned of $1.3 million. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to several entities affiliated with each other were placed on nonaccrual status and were calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May 2001, the borrowers began making interest payments on these loans. These loans were brought current as of September 30, 2002 through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired and nonperforming at September 30, 2002. Management determined the amount of the impairment of these loans to be $3.2 million as of September 30, 2002. Management will charge off these balances if it becomes clear that the borrowers have exhausted all possible efforts to improve the value of the underlying collateral through enhancement of the businesses' operating performance or the possibility of the borrowers obtaining alternate sources of financing.

The provision for loan losses decreased in the three months ended September 30, 2002. Management decreased the provision for loan losses in the third quarter primarily due to the decrease of $3.5 million in nonperforming loans from June 30, 2002, a commercial real estate loan that was charged off for less than was reserved, and a decrease in doubtful loans of $3.2 million in the commercial real estate and corporate commercial portfolios.

In addition to the nonperforming assets included in the table above, the Company identifies potential problem loans, which are still performing but have a weakness which causes it to classify those loans as substandard for regulatory purposes. There were $0.5 million of loans in this category at September 30, 2002, compared to $1.3 million of such loans at December 31, 2001.

FINANCIAL CONDITION

Total assets were $1.497 billion at September 30, 2002 as compared to $1.608 billion at December 31, 2001, a decrease of $111 million. The decrease in assets was concentrated in loans, premises and equipment and mortgage loan servicing rights. Under the Supervisory Agreement, the Company has committed that quarter end assets for the Bank will not exceed $1.702 billion during the term of the agreement.

Securities available for sale increased $9.5 million to $103.8 million at September 30, 2002 as compared to $94.3 million at December 31, 2001. The primary reasons for the increase were the transfer of $13.8 million in tax-exempt bonds to available for sale from held to maturity and the purchase of $146.4 million of U.S. agency notes and bills which was partially offset by $142.3 million of maturities of U.S. agency notes and bills and the sale of $4.4 million of FHLMC Preferred Stock.

Loans receivable, net increased $63.9 million, or 6.7%, to $1.011 billion at September 30, 2002 from $974.5 million at December 31, 2001. This increase was due to transfers of commercial and multi-family loans of $81.5 million from held for sale to loans receivable. This was partially offset by decreases due to loan sales and repayments in the first nine months of 2002.

Loans held for sale decreased $98.4 million to $70.9 million at September 30, 2002 from $169.3 million at December 31, 2001. The primary reasons for the decrease in this category are the loans sales that have occurred in the first nine months of 2002 and the decision to transfer all multi-family and commercial real estate loans from the loans held for sale category back into the loan portfolio, due to an improvement in the Bank's capital position.

Federal Home Loan Bank stock decreased $4.5 million to $12.4 million at September 30, 2002 as compared to the December 31, 2001 balance. The reason for the decrease was the redemption of $5.1 million of Federal Home Loan Bank stock, which was partially offset by the payment of stock dividends to the Bank from the Federal Home Loan Bank.

Loan servicing rights, net, decreased $9.1 million to $13.9 million at September 30, 2002, as compared to $23.0 million at December 31, 2001. The primary reason for the decrease was the continuing decrease in interest rates through September 2002. The decreasing rates have increased the impairment of the value of the servicing rights to $6.2 million as well as accelerated the amortization of the servicing rights to $9.7 million in the first nine months of 2002. These decreases to the servicing rights more than offset the $6.8 million of servicing rights that were originated or acquired during the first nine months of 2002.

Real estate owned increased $2.9 million, or 104.7%, to $5.7 million at September 30, 2002. The primary reason for the increase was the $4.2 million transfer into real estate owned of two properties in the first quarter of 2002 and a third property in the third quarter. This was partially offset by $837 thousand in additional provision taken in the first nine months and $1.3 million in sales of other real estate owned.

Total deposits were $1.059 billion at September 30, 2002, a decrease of $83.5 million from the balance of $1.142 billion at December 31, 2001. The decrease resulted principally from decreased certificates of deposit balances of $87.2 million, including a decrease of $48.6 million in out of state and brokered certificates of deposit, and non-interest bearing checking accounts of $6.8 million, which were partially offset by an increase of $10.5 million in interest-bearing checking and savings accounts. During 2001 and continuing through the first quarter of 2002, the Bank increased the proportion of certificates of deposit due to mature more than one year in the future in order to reduce interest rate risk.

Borrowings decreased $32.5 million, or 9.5%, from December 31, 2001 to September 30, 2002. The decrease was the result of the paydown of Federal Home Loan Bank advances and the $2.0 million repayment of the loan to the Company's majority shareholder.

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

The Company's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies, and debt and equity offerings. The Company's primary use of funds is for interest payments on its existing debt. At September 30, 2002, the Company, excluding the Bank, had cash and readily convertible investments of $3.6 million. This includes $672 thousand the Company holds in liquid assets as a requirement of the subordinated notes due January 1, 2005.

The Company refinanced its commercial bank note payable with a line of credit in September 2002. The maturity date for the new line of credit is December 31, 2003.

The Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) for the quarter ending September 30, 2002 was 5.3%. Historically, the Company has maintained its liquidity close to 4.0% since the yield available on qualifying investments is lower than alternative uses of funds and is generally not at an attractive spread over incremental cost of funds. At September 30, 2002, the Bank had approximately $20.5 million in cash and $900 thousand in U.S. Treasury securities, which were available for sale or to pledge to meet liquidity needs.

While principal repayments and Federal Home Loan Bank advances have been fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. The Company regularly reviews cash flows needed to fund its operations and adjusts loan and deposit rates as needed to balance cash available with cash needs.

We had access to wholesale borrowings based on the availability of eligible collateral. The Federal Home Loan Bank makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had borrowing capacity at the Federal Home Loan Bank under its blanket pledge agreement of approximately $17.4 million at September 30, 2002.

At September 30, 2002, $256.9 million, or 24.3%, of the Company's deposits were in the form of certificates of deposit of $100,000 and over. The Company has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At September 30, 2002, approximately $8.6 million, or 0.8%, of deposits were held by these individuals and entities. Of these out-of-state time deposits, $1.9 million were also included in the $100,000 and over time deposits discussed above. During 2001, the Bank received regulatory approval and began accepting brokered deposits. At September 30, 2002, brokered deposits totaled $70.6 million. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $263.6 million at September 30, 2002, or 24.9%, of total deposits. The Supervisory Agreement requires that the Bank reduce its reliance on volatile funding sources, including but not limited to, brokered and out-of-state deposits. Brokered and out-of-state deposits have decreased from $127.8 million at December 31, 2001 to $79.20 million at September 30, 2002. The Supervisory Agreement does not call for a specific amount of reduction or a specific time frame in which to make the reduction. Since many of these depositors are not located near the Bank's retail sales offices and do not have other accounts, these deposits tend to be less stable and are less likely to renew if the Company's rates are not competitive with national rates. The Company's dependence on these wholesale types of deposits creates the risk that the Company might experience a liquidity shortage if it stopped issuing or renewing these types of certificates of deposit or that it would have to pay high rates to renew or replace these funds which would negatively impact profitability. In order to minimize these risks, the Company monitors the maturity of these types of funds so their maturities are staggered. The Company also deals with several brokers and compares rates among them to help ensure the Company is paying competitive rates. However, based on the Federal Home Loan Bank collateral requirements, the Bank may have to use brokered or out-of-state certificates of deposit for liquidity purposes. If a liquidity shortage occurs despite all of these steps, the Company has the ability to generate additional liquidity beyond the cash and securities mentioned above by stopping the issuance of commitments to make new loans and selling some or all of the $70.9 million of loans the Company owns that are classified as held for sale at September 30, 2002. Such a liquidation of loans held for sale could have a negative impact on net interest income.

The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of $49.5 million at September 30, 2002.

Capital. The OTS imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a core requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Bank's regulatory capital ratios at September 30, 2002 were in excess of the "well capitalized" capital requirements. The following table summarizes the Bank's position against the "well capitalized" requirements:

                                                         WELL CAPITALIZED
                                                     -------------------------
                                                                     PERCENT OF
                                                        AMOUNT        ASSETS
                                                        ------        ------
Tangible Capital:
   Actual                                            $   104,548        7.01%
   Requirement                                            29,818        2.00
                                                     -----------        ----
   Excess (Deficiency)                               $    74,730        5.01%
                                                      ==========        ====
Core Capital:
   Actual                                            $   104,548        7.01%
   Requirement                                            74,544        5.00
                                                     -----------        ----
   Excess (Deficiency)                               $    30,004        2.01%
                                                      ==========        ====
Risk-based Capital:
   Actual                                            $   115,787       10.05%
   Requirement                                           115,225       10.00
                                                     -----------       -----
   Excess (Deficiency)                               $       562        0.05%
                                                      ==========        ====


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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, like other financial institutions, is subject to market risk. Market risk is the risk that a company can suffer economic loss due to changes in the market values of various types of assets or liabilities. As a financial institution, a profit is made by accepting and managing various types of risks. The most significant of these risks are credit risk and interest rate risk. The principal market risk for the Company is interest rate risk. Interest rate risk is the risk that changes in market interest rates will cause significant changes in net interest income because interest-earning assets and interest-bearing liabilities mature at different intervals and reprice at different times.

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

         - weekly review of certificate of deposit offering rates and maturities by day; and

The Bank has established an asset and liability committee to monitor interest rate risk. This committee has representation from finance, lending and deposit operations. This committee meets at least twice a month, reviews the current interest rate risk position, and determines both long- and short-term strategies. The activities of this committee are reported to the Board of Directors of the Bank. Between meetings the members of this committee are involved in setting rates on deposits, setting rates on loans and serving on loan committees where they work on implementing the established strategies.

One of the ways the Bank monitors interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter. The results for a downward parallel shift of 2% at September 30, 2002 and December 31, 2001 are not meaningful because some rates such as the Federal Funds Rate are already less than 2%

                                           EXPECTED CHANGE IN NET INTEREST INCOME
CHANGE IN INTEREST RATE                  SEPTEMBER 30, 2002         DECEMBER 31, 2001
-----------------------                  ------------------         -----------------

              +2%                                   +6%                     +7%
              +1%                                   +3%                     +3%
              -1%                                   +3%                     -1%
              -2%                                   N/A                     N/A

The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that at December 31, 2001 the Company had exposure to falling rates but would benefit from rising rates. The expected change in net interest income at September 30, 2002 was impacted by a shift in the balance sheet towards short-term liabilities. During the quarter, short-term interest-earning assets decreased in dollar amount to a greater extent than short-term interest-bearing liabilities. The net result was a reduction of the benefit in a 200 basis point rising rate scenario, while at 100 basis points, the benefit remained unchanged. The Company now has a benefit in a falling rate scenario.

Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as NPV and is the methodology used by the OTS in measuring interest rate risk.

The following table shows the change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates for year-end 2001 and the most recent quarter. The results for a downward parallel shift of 2% at September 30, 2002 and December 31, 2001 are not meaningful because some rates such as the Federal Funds Rate are already less than 2%

                                        EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                        --------------------------------------
CHANGE IN INTEREST RATE               SEPTEMBER 30, 2002         DECEMBER 31, 2001
-----------------------               ------------------         -----------------

               +2%                               -6%                    -16%
               +1%                               -3%                     -8%
               -1%                               +6%                     +0%
               -2%                               N/A                     N/A

The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because interest rate risk is monitored regularly and the Company actively manages that risk, these projections serve as a worst-case scenario assuming no reaction to changing rates. The results above indicate that exposure to rising and falling rates as measured by post-shock NPV has decreased. Under Thrift Bulletin 13a, the Company falls in the minimal interest rate risk category as of September 30, 2002, based upon current sensitivity to interest rate changes and the current level of regulatory capital.

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

At the present time the Company does not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.0% of assets and 80.0% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, the Company does not consider any of these areas to be a source of significant market risk.


ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Metropolitan Financial Corp.'s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Metropolitan Financial Corp. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        Exhibit
         Number         Description
         ------         -----------


         2.1 Agreement and Plan of Merger dated October 23, 2002, by and between the Company and Sky Financial Group, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on October 24, 2002 and incorporated herein by reference).

         10.1 Second Addendum to Ninth Amendment to the Restated Loan Agreement by and between The Huntington National Bank, Robert M. Kaye as guarantor and the Company dated as of January 7, 2002 (filed as Exhibit 10.9 to the Company's Form 10-K filed on March 26, 2002 and incorporated herein by reference). Related loan paid in full.

         10.2 Third Addendum to Ninth Amendment to the Restated Loan Agreement by and between The Huntington National Bank, Robert M. Kaye as guarantor and the Company dated as of July 22, 2002 (filed as Exhibit 10.2 to the Company's Form 10-Q filed on August 15, 2002 and incorporated herein by reference). Related loan paid in full.

         10.3 Employment Agreement by and between the Company and Marcus Faust, Executive Vice President and Chief Financial Officer dated as of June 5, 2002 (filed as
                        Exhibit 10.3 to the Company's Form 10-Q/A filed on October 22, 2002 and incorporated herein by reference).

         10.4 Loan Agreement by and between Sky Bank and the Company dated September 12, 2002.

         10.5 First Amendment to the Loan Agreement by and between Sky Bank, the Company and Robert M. Kaye as guarantor, dated September 20, 2002.

         10.6           Escrow Agreement by and between the Company and Robert
                        M. Kaye dated October 23, 2002.

         10.7 Retention Pay Plan Agreement by and between the Company and certain key employees dated September 24, 2002.

         10.8           Voting Agreement by and between Sky Financial and Robert
                        M. Kaye, as Control Shareholder dated October 23, 2002.

         99.1           Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2           Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

         99.3 Certification of Chief Executive Officer Regarding Disclosure Controls and Procedures

         99.4 Certification of Chief Financial Officer Regarding Disclosure Controls and Procedures

         b. Reports on Form 8-K. - On July 26, 2002, the Company filed an Item 5 on Form 8-K announcing its second quarter and June 30, 2002 year-to-date results, as well as changes in senior management and that the Company was under a Supervisory Directive from the OTS.

                        On September 24, 2002, the Company filed an Item 5 on Form 8-K announcing that the Company had discovered an error in calculating its mortgage loan servicing rights value. The Company also indicated that it would have to restate prior period financial statements.

                          METROPOLITAN FINANCIAL CORP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      METROPOLITAN FINANCIAL CORP.

                                      By:  /s/Kenneth T. Koehler
                                          -------------------------------
                                           Kenneth T. Koehler,
                                           President & Chief Operating Officer
                                           (on behalf of the Registrant)

                                      By:  /s/Marcus Faust
                                          --------------------------------
                                           Marcus Faust,
                                           Executive Vice President & Chief
                                           Financial Officer

                                      By:   /s/Timothy W. Esson
                                          --------------------------------
                                           Timothy W. Esson,
                                           Vice President-Finance for the Bank
                                           (as Principal Accounting Officer)


                                           Date:  November 14, 2002