Form 10-K
period 2002-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2003-03-25
CIK 1003233

                                                                               .
                                                                               .
                                                                               .
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X]  Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
     Act of 1934

For the fiscal year ended December 31, 2002
                          -----------------

Commission file number                             000-21553
                            --------------------------------

                          METROPOLITAN FINANCIAL CORP.
               -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Ohio                                       34-1109469
   --------------------------------         -----------------------------------------
   (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                22901 Millcreek Blvd. Highland Hills, Ohio 44122
--------------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (216) 206-6000
--------------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No  X
                                                                   ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter. The aggregate market value at June 30, 2002 was $57,953,323.

As of March 12, 2003, there were 16,151,450 shares of the Registrant's Common Stock issued and outstanding.

Documents incorporated by reference:
Portions of the Proxy Statement for the 2003 Annual Meeting - Part III

                          METROPOLITAN FINANCIAL CORP.

                                 2002 FORM 10-K
                                TABLE OF CONTENTS
                                     PART I

Item 1.  Business........................................................................................  3

Item 2.  Properties...................................................................................... 29

Item 3.  Legal Proceedings............................................................................... 29

Item 4.  Submission of Matters to a Vote of Security Holders............................................. 29

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters........................... 30

Item 6.  Selected Financial Data......................................................................... 31

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........... 33

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...................................... 48

Item 8.  Financial Statements and Supplementary Data..................................................... 51

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure............ 91

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............................................. 91

Item 11. Executive Compensation.......................................................................... 91

Item 12. Security Ownership of Certain Beneficial Owners and Management.................................. 91

Item 13. Certain Relationships and Related Transactions.................................................. 91

                                     PART IV

Item 14. Controls and Procedures......................................................................... 92

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................... 92

                                     PART I

ITEM 1.  BUSINESS

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

            Robert M. Kaye is the Company's current majority shareholder. Mr. Kaye acquired the Company in 1987 and remained its sole shareholder until our initial public offering of common stock in October 1996. Currently, Mr. Kaye owns approximately 67% of the Company's outstanding common stock. Mr. Kaye currently has the ability to decide the outcome of matters submitted to the shareholders for approval, the ability to elect or remove all the directors of the Company and the ultimate control of the Company and the Bank.

            At December 31, 2002, we operated 24 full service retail sales offices in Northeastern Ohio. As of December 31, 2002, we also maintained 6 loan origination offices throughout Ohio and in Western Pennsylvania. We also service mortgage loans for various investors.

            At December 31, 2002, we had total assets of $1.5 billion, total deposits of $1.1 billion and shareholders' equity of $55.2 million. The Federal Deposit Insurance Corporation insures the deposits of the Bank up to applicable limits.

            At December 31, 2002, we directly or indirectly owned the following wholly-owned subsidiaries:

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


            The Bank changed its name from Metropolitan Savings Bank of Cleveland to Metropolitan Bank and Trust Company in April 1998. We formed Metropolitan Capital Trust I during 1998 to facilitate the issuance of cumulative trust preferred securities. We formed Metropolitan Capital Trust II in 1999 to facilitate the issuance of additional trust preferred securities. Metropolitan I Corporation was formed in 2000 as a holding company for its subsidiary, Progressive Land Title Agency, Inc, which operates as a title agency in Ohio. Kimberly Construction Company's sole business function is to serve as a principal party to various construction contracts entered into in connection with the construction of bank premises. Metropolitan Savings Service Corporation currently holds and manages real estate which the Bank has acquired by foreclosure. The Venice Inn LLC was formed to hold title to and operate a hotel that the Bank acquired through foreclosure as servicer for a pool of commercial real estate loans.

SUPERVISORY DIRECTIVE/SUPERVISORY AGREEMENTS

            On July 26, 2001, the Company entered into a Supervisory Agreement with the Office of Thrift Supervision ("OTS") (the "Company Supervisory Agreement"), which required the Company to prepare and adopt a plan for raising capital that uses sources other than increased debt or additional dividends from the Bank. On January 31, 2002, the Company initiated an offer of common stock for sale under a rights offering and a concurrent offering to the public. Management used the net proceeds of the 2002 offerings to raise the capital required by the Company Supervisory Agreement.

            Additionally, the Bank entered into a separate Supervisory Agreement (the "Supervisory Agreement") between the Bank, the OTS and the Ohio Division of Financial Institutions ("ODFI"), which requires the Bank to do the following:

            1. Develop a capital improvement and risk reduction plan by September 28, 2001, which date was extended to December 28, 2001;

            2. Achieve or maintain compliance with core and risk-based capital standards at the "well-capitalized" level, including a risk-based capital ratio of 10% by December 31, 2001, which date was extended to March 31, 2002. The Bank had achieved a "well capitalized" level at March 31, 2002, and has maintained that level through December 31, 2002;

            3. Reduce investment in fixed assets (other than artwork) to no more than 25% of core capital by December 31, 2002. The Bank has received an extension until June 30, 2003 from the OTS regarding this requirement;

            4. Reduce investment in artwork by $1.3 million by December 31, 2001 (later modified to March 31, 2002), and by an additional $2.0 million by no later than December 31, 2002;

            5. Attain compliance with board approved interest rate risk policy requirements;

            6. Reduce volatile funding sources, such as brokered and out-of-state deposits;

            7.    Increase earnings;

            8.    Improve controls related to credit risk; and

            9.    Restrict total assets to not more than $1.7 billion.

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

            On July 8, 2002, the OTS issued a Supervisory Directive (the "Supervisory Directive") to the Company and the Bank. The Supervisory Directive requires the Boards of Directors of the Bank and the Company to act immediately to take corrective action to address certain weaknesses and to halt certain unsafe and unsound practices, regulatory violations, and violations of the Supervisory Agreement, dated July 26, 2001, between the Bank, the OTS, and the ODFI.

The Supervisory Directive includes the following provisions:

            1. The Bank is prohibited from making Unauthorized Payments, as defined in the Supervisory Directive, that directly or indirectly benefit Robert M. Kaye, a director and the former Chairman and Chief Executive Officer of the Company and the Bank. "Unauthorized Payments" are defined by the Supervisory Directive as any payment by the Bank: (a) that contravenes the Bank's established written procedures for expense reimbursement; (b) where the Bank lacks documentation demonstrating that the payment related to a proper business purpose of the Bank; or (c) where the recipient is not an employee of the Bank.

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

            5. The Bank must take appropriate actions to reduce its investment in fixed assets so that the Bank's investment in fixed assets (other than artwork) is no more than 25% of core capital by December 31, 2002, as required by the Supervisory Agreement. The Bank has received an extension until June 30, 2003 from the OTS regarding this requirement.

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

            The Company has engaged, with OTS approval, an independent audit firm, which has concluded its review of the payments specified above in accordance with the Supervisory Directive. On September 26, 2002, the Audit Committee of the Bank filed its report with the OTS concluding that total Unauthorized Payments to Mr. Kaye are $4.8 million. On October 2, 2002, the OTS stated that it had no objection to the Bank's seeking reimbursement of the $4.8 million from Mr. Kaye. On October 7, 2002, the Bank made a written request to Mr. Kaye seeking reimbursement of the $4.8 million of Unauthorized Payments by October 25, 2002, which date was extended until December 12, 2002 and further extended to December 23, 2002. On December 23, 2002, the Bank and Mr. Kaye entered into a final settlement of the amount owed to the Bank, and pursuant to such settlement, the Bank received reimbursements from Mr. Kaye of $3.5 million ($2.5 million, net of taxes). The amount net of taxes was applied directly to the Bank's capital and not reflected in the Bank's statement of operations for 2002.

            The Company and the Bank have commenced taking actions to comply with the remainder of the Supervisory Directive, including the sale of artwork, and expect to comply with the Supervisory Agreement and the Supervisory Directive, except for the timing requirements for the sale of fixed assets (other than artwork). As of December 31, 2002, the Bank had achieved the $3.3 million reduction in artwork required by that date under the Supervisory Agreement and the Supervisory Directive through sales of approximately $2.8 million to third parties and sales of approximately $540,000 to Mr. Kaye. On December 18, 2002, the Bank was granted an extension until June 30, 2003 of the deadline by which it must reduce its investments in fixed assets to no more than 25% of core capital.

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

            As of December 31, 2002, the Company has met all requirements of the supervisory directive and the supervisory agreements, except as noted above.

MERGER AGREEMENT

            On October 23, 2002, the Company and Sky Financial Group, Inc. ("Sky Financial") executed a definitive agreement for Sky Financial to acquire all the stock of the Company and merge the Company into Sky Financial.

            Pursuant to the definitive agreement, stockholders of the Company will be entitled to elect to receive, in exchange for each share of the Company's common stock held, either $4.70 in cash or .2554 shares of Sky Financial, or a combination thereof, subject to certain adjustments. The election process, however, is subject to certain allocation mechanisms that are reflected in the S-4/A and proxy statement filed on January 30, 2003, which provides that no more than 70% and no less than 55% of the Company's shares will be exchanged for Sky Financial common stock.

            The transaction provides for the merger of the Company into Sky Financial, and the subsequent merger of the Bank into Sky Bank, Sky Financial's commercial banking affiliate.

            All required regulatory and shareholder approvals have been obtained. The acquisition is expected to close on April 30, 2003. For information surrounding the acquisition, refer to the Form S-4/A filed by Sky Financial with the Securities and Exchange Commission on January 30, 2003.

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

                                                                           DECEMBER 31,
                                                                           ------------
                                                   2002                       2001                         2000
                                                   ----                       ----                         ----
                                            AMOUNT      PERCENT       AMOUNT        PERCENT        AMOUNT        PERCENT
                                            ------      -------       ------        -------        ------        -------
                                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family                   $   153,114       13.2%     $   171,813       13.9%     $   288,352       21.1%
  Multifamily                               310,340       26.7          224,542       18.2          273,358       20.0
  Commercial                                163,259       14.1          164,786       13.3          254,824       18.6
  Construction and land                     264,064       22.7          233,504       18.9          193,464       14.1
  Held for sale                              48,136        4.1          169,320       13.7           51,382        3.8
                                        -----------      -----      -----------      -----      -----------      -----
            Total real estate loans         938,913       80.8          963,965       78.0        1,061,380       77.6
CONSUMER LOANS                              101,627        8.8          138,698       11.2          163,019       11.9
CONSUMER HELD FOR SALE                           --         --               --         --               --         --
BUSINESS AND OTHER LOANS                    121,299       10.4          133,684       10.8          143,329       10.5
                                        -----------      -----      -----------      -----      -----------      -----
            Total loans                 $ 1,161,839      100.0%     $ 1,236,347      100.0%       1,367,728      100.0%
LESS:
Loans in process                             90,628                      80,214                      72,156
Deferred fees, net                            1,951                       2,080                       2,191
Discount (premium) on loans, net             (4,895)                     (6,969)                     (7,393)
Allowance for losses on loans                17,103                      17,250                      13,951
                                        -----------                 -----------                 -----------
            TOTAL LOANS
              RECEIVABLE, NET           $ 1,057,052                 $ 1,143,772                 $ 1,286,823
                                        ===========                 ===========                 ===========

                                                             DECEMBER 31,
                                                             ------------
                                                  1999                        1998
                                                  ----                        ----
                                           AMOUNT       PERCENT       AMOUNT        PERCENT
                                           ------       -------       ------        -------
                                                        (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
  One- to four-family                   $   295,061       23.5%     $   189,182       17.4%
  Multifamily                               292,015       23.3          337,412       31.1
  Commercial                                247,455       19.7          228,825       21.1
  Construction and land                     156,112       12.4          137,023       12.6
  Held for sale                               5,866        0.5            9,416        0.9
                                        -----------      -----      -----------      -----
            Total real estate loans         996,509       79.4          901,858       83.1
CONSUMER LOANS                              143,585       11.4           96,115        8.8
CONSUMER HELD FOR SALE                          852        0.1            5,601        0.5
BUSINESS AND OTHER LOANS                    114,333        9.1           82,317        7.6
                                        -----------      -----      -----------      -----
            Total loans                   1,255,279      100.0%       1,085,891      100.0%
LESS:
Loans in process                             56,212                      46,001
Deferred fees, net                            4,548                       5,013
Discount (premium) on loans, net             (7,178)                     (5,320)
Allowance for losses on loans                11,025                       6,909
                                        -----------                 -----------
            TOTAL LOANS
              RECEIVABLE, NET           $ 1,190,672                 $ 1,033,288
                                        ===========                 ===========

            We had commitments to originate or purchase $86.1 million of fixed rate loans and $65.1 million of adjustable rate loans at December 31, 2002. In addition, we had firm commitments to sell loans of $73.0 million at December 31, 2002.

            The following table presents the composition of our loan portfolio, by fixed and adjustable rates, including loans held for sale, in dollar amounts and as a percentage of all loans before deductions for loans in process, deferred fees and discounts and allowance for losses on loans.

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                    2002                     2001                       2000
                                                                    ----                     ----                       ----
                                                            AMOUNT       PERCENT     AMOUNT        PERCENT        AMOUNT     PERCENT
                                                            ------       -------     ------        -------        ------     -------
                                                                                     (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
  One- to four-family                                   $    74,709       6.3%     $   102,836       8.3%     $   112,535       8.2%
  Multifamily                                                72,671       6.3          116,981       9.5          163,726      12.0
  Commercial                                                 76,155       6.6           89,526       7.2          106,771       7.8
  Construction and land                                      33,712       2.9           15,239       1.2           10,411       0.8
  Held for sale                                              38,106       3.3           76,602       6.2           39,903       2.9
                                                        -----------      ----      -----------      ----      -----------      ----
            Total fixed rate real estate loans              295,353      25.4          401,184      32.4          433,346      31.7
Consumer                                                     62,418       5.4          110,978       9.0          149,957      11.0
Consumer held for sale                                           --                                   --               --        --
Business and other                                           29,580       2.5           39,736       3.2           54,576       4.0
                                                        -----------      ----      -----------      ----      -----------      ----
            Total fixed rate loans                          387,351      33.3%         551,898      44.6%         637,879      46.7%
                                                        -----------      ----      -----------      ----      -----------      ====
ADJUSTABLE RATE LOANS:
Real estate:
One- to four-family                                          78,405       6.7%          68,977       5.6%         175,817      12.9%
Multifamily                                                 237,669      20.5          107,561       8.7          109,632       8.0
Commercial                                                   87,104       7.5           75,260       6.1          148,053      10.8
Construction and land                                       230,352      19.8          218,265      17.7          183,053      13.3
Held for sale                                                10,030       0.9           92,718       7.5           11,479       0.8
                                                        -----------      ----      -----------      ----      -----------      ----
            Total adjustable rate real estate loans         643,560      55.4          562,781      45.6          628,034      45.8
Consumer                                                     39,209       3.4           27,720       2.2           13,062       1.0
Business and other                                           91,719       7.9           93,948       7.6           88,753       6.5
                                                        -----------      ----      -----------      ----      -----------      ----
            Total adjustable rate loans                     774,488      66.7%         684,449      55.4%         729,849      53.3%
                                                        -----------      ----      -----------      ----      -----------      ====
LESS:
Loans in process                                             90,628                     80,214                     72,156
Deferred fees, net                                            1,951                      2,080                      2,191
Discount (premium) on loans, net                             (4,895)                    (6,969)                    (7,393)
Allowance for losses on loans                                17,103                     17,250                     13,951

            TOTAL LOANS RECEIVABLE, NET                 $ 1,057,052                $ 1,143,772                $ 1,286,823
                                                        ===========                ===========                ===========



                                                                               DECEMBER 31,
                                                                               ------------
                                                                     1999                      1998
                                                                     ----                      ----
                                                              AMOUNT      PERCENT       AMOUNT      PERCENT
                                                              ------      -------       ------      -------
                                                                          (DOLLARS IN THOUSANDS)
FIXED RATE LOANS:
Real estate:
  One- to four-family                                     $   112,627       9.0%     $    76,566       7.1%
  Multifamily                                                 147,820      11.8          194,521      17.9
  Commercial                                                  129,865      10.3          147,860      13.6
  Construction and land                                        16,394       1.3           27,849       2.6
  Held for sale                                                 5,866       0.5            8,920       0.8
                                                          -----------      ----      -----------      ----
            Total fixed rate real estate loans                412,572      32.9          455,716      42.0
Consumer                                                      137,678      10.9           93,689       8.6
Consumer held for sale                                            852       0.1            5,601       0.5
Business and other                                             46,849       3.7           25,526       2.4
                                                          -----------      ----      -----------      ----
            Total fixed rate loans                            597,951      47.6%         580,532      53.5%
                                                          -----------      ====      -----------      ====
ADJUSTABLE RATE LOANS:
Real estate:
One- to four-family                                           182,434      14.5%         112,616      10.4%
Multifamily                                                   144,195      11.5          142,891      13.2
Commercial                                                    117,590       9.4           80,965       7.5
Construction and land                                         139,718      11.1          109,174      10.0
Held for sale                                                      --        --              496       0.0
                                                          -----------      ----      -----------      ----
            Total adjustable rate real estate loans           583,937      46.5          446,142      41.1
Consumer                                                        5,907       0.5            2,426       0.2
Business and other                                             67,484       5.4           56,791       5.2
                                                          -----------      ----      -----------      ----
            Total adjustable rate loans                       657,328      52.4%         505,359      46.5%
                                                          -----------      ====      -----------      ====
LESS:
Loans in process                                               56,212                     46,001
Deferred fees, net                                              4,548                      5,013
Discount (premium) on loans, net                               (7,178)                    (5,320)
Allowance for losses on loans                                  11,025                      6,909
                                                          -----------                -----------
            TOTAL LOANS RECEIVABLE, NET                   $ 1,190,672                $ 1,033,288
                                                          ===========                ===========


            The following table illustrates the contractual maturity of our loan portfolio at December 31, 2002. The table shows loans that have adjustable or renegotiable interest rates as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments, enforcement of due-on-sale clauses, or amortization of premium, discounts, or deferred loan fees. The table includes demand loans, loans having no stated maturity and overdraft loans in the due in one year or less category.


                                                               DUE AFTER
                                                                ONE YEAR
                                      DUE IN ONE                THROUGH                     DUE AFTER
                                    YEAR OR LESS              FIVE YEARS                    FIVE YEARS           TOTAL
                                    ------------              ----------                    ----------           -----
                                           WEIGHTED                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                           AVERAGE                  AVERAGE                   AVERAGE                 AVERAGE
                                AMOUNT      RATE        AMOUNT       RATE        AMOUNT        RATE       AMOUNT       RATE
                                ------      ----        ------       ----        ------        ----       ------       ----
                                                                     (DOLLARS IN THOUSANDS)
REAL ESTATE:
  One- to four-family       $      110      6.56%     $    6,353      6.48%    $  146,651      6.08%    $  153,114      6.09%
  Multifamily                    2,189      6.18          39,735      7.24        268,416      7.01        310,340      7.03
  Commercial                     6,109      8.15          25,991      7.52        131,159      7.91        163,259      7.86
  Construction and land        186,034      5.24          69,238      4.81          8,792      7.88        264,064      5.25
CONSUMER                         1,390     10.30           8,936      9.73         91,301      7.94        101,627      8.07
BUSINESS                        50,278      6.24          18,451      7.45         52,570      7.80        121,299      7.14
                            ----------                ----------               ----------               ----------
    Total                   $  246,110      5.55%     $  168,704      6.41%    $  698,889      7.11%    $1,113,703      6.69%
                            ==========                ==========               ==========               ==========


            Multifamily Lending. We originate loans from our present customers, contacts within the investor community, and referrals from mortgage brokers. We have become known for originating multifamily loans primarily in the state of Ohio, and to some extent in Pennsylvania. We originate multifamily loans primarily for investment. At December 31, 2002, we are not holding any multifamily loans for sale.

            At December 31, 2002, the multifamily loans held for investment totaled $310.3 million or 26.7% of total loans. The average size of these loans was approximately $665,000. Currently, we emphasize the origination of multifamily fixed and adjustable loans with principal amounts of $175,000 to $6.0 million. Adjustable loans are priced on one-, three- or five-year treasury rates with typical amortization periods of 25 or 30 years. The loans are subject to a maximum individual aggregate interest rate adjustment as well as a maximum aggregate adjustment over the life of the loan (generally 6%). Generally, the maximum loan to value ratio of multifamily residential loans is 75% or less.

            Our underwriting process includes a site evaluation and involves an evaluation of the borrower, whether the borrower is an individual or a group of individuals acting as a separate entity. We review the financial statements of each of the individual borrowers and typically obtain personal guarantees in an amount equal to the original principal amount of the loan. In addition, we complete an analysis of debt service coverage of the property. Debt service coverage requirements are determined based upon the individual characteristics of each loan. Typically, these requirements range from a ratio of 1.15:1 to 1.30:1.

            At December 31, 2002, real estate in Ohio secures 45.2% of our multifamily loan portfolio as compared to 43.4% at December 31, 2001. Underlying real estate for the remaining loans is located primarily in California and Pennsylvania. The Bank no longer originates loans in California. The Bank's exposure with California loans continues to decrease with normal payoffs and amortization.

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

            Commercial Real Estate Lending. At December 31, 2002, permanent loans held for investment, secured by commercial real estate, totaled $163.3 million or 14.1% of our total portfolio. The average size of these loans was approximately $716,000.

            We originate loans secured by commercial real estate generally when these loans are secured by retail strip shopping centers or office buildings and the loan yields and other terms meet our requirements. We originate commercial real estate loans primarily for investment. At December 31, 2002, the Bank held no commercial real estate loans for sale.

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

            The following table presents information as to the locations and types of properties securing the multifamily and commercial real estate portfolio as of December 31, 2002. As of that date, we had loans in 36 states. Properties securing loans in 32 states are aggregated in the table because none of those states exceed 5.0% of the outstanding principal balance of the total multifamily and commercial real estate portfolio.

                           NUMBER
                          OF LOANS       PERCENT     PRINCIPAL       PERCENT
                          --------       -------     ---------       -------
                                        (DOLLARS IN THOUSANDS)
Ohio:
  Apartments                  159            23%     $140,106            30%
  Office buildings             28             4        14,412             3
  Retail centers               23             3        17,899             4
  Other                        16             2         9,931             2
                         --------      --------      --------      --------
            Total             226            32       197,369            39
California:
  Apartments                  152            22        76,511            16
  Office buildings             15             2         4,736             1
  Retail centers               51             7        21,095             4
  Other                        12             2         4,888             1
                         --------      --------      --------      --------
            Total             230            33       107,230            22
Pennsylvania:
  Apartments                   25             4        16,077             3
  Office buildings             10             1        18,590             4
  Retail centers                5             1        10,882             2
  Other                         4             1        11,259             2
                         --------      --------      --------      --------
            Total              44             7        56,808            11

New York:
  Apartments                    7             1         2,958             1
  Office buildings              4             1         4,868             1
  Retail centers                7             1        10,184             2
  Other                         3             0           891             0
                         --------      --------      --------      --------
            Total              21             3        18,901             4

Other states:
  Apartments                  124            18        74,688            16
  Office Buildings             14             2        18,503             4
  Retail centers               24             3        12,146             2
  Other                        12             2         2,975             1
                         --------      --------      --------      --------
            Total             174            25       108,312            24
                         --------      --------      --------      --------
                              695           100%     $473,599           100%
                         ========      ========      ========      ========

            The following table presents aggregate information as to the type of security as of December 31, 2002:

                                    AVERAGE
                         NUMBER     BALANCE
                         OF LOANS   PER LOAN    PRINCIPAL      PERCENT
                         --------   --------    ---------      -------
                                    (DOLLARS IN THOUSANDS)
Apartments                 467     $    665     $310,340           66%
Office buildings            71          861       61,109           13
Retail centers             110          656       72,206           15
Other                       47          637       29,944            6
                        ------                  --------     --------
            Total          695     $    681     $473,599          100%
                        ======                  ========     ========

            One- to four-family lending. We originate one- to four-family residential loans for sale and for the Bank's portfolio. While the mix of loans originated for sale versus originated for portfolio vary over time, currently the Bank anticipates that, for the foreseeable future, the majority of one- to four-family loans will be originated for sale.

            Our portfolio of one- to four-family loans at December 31, 2002 totaled $153.1 million or 13.2% of our total loan portfolio. These loans are primarily first mortgages on owner occupied residences. Substantially all loans with loan to values greater than 85% carry private mortgage insurance. These loans are concentrated in Ohio and include both fixed and variable rate loans. Many of the fixed rate loans were originally construction loans where we offered the borrower fixed rate permanent financing commitments to commence after the construction period was over. We limit the amount of this fixed rate end loan financing retained in our portfolio to limit interest rate risk associated with long-term fixed-rate loans.

            Construction Lending and Land Development. At December 31, 2002, we had $264.1 million of construction and land development loans outstanding. We originate construction loans on single family homes to local builders in our primary lending market and to individual borrowers on owner-occupied properties. We also make loans to builders for the purchase of fully-improved single family lots and to developers for the purpose of developing land into single family lots. Our primary market areas for construction lending are in Northeastern Ohio, in the counties of Cuyahoga, Lake, Geauga, Summit, Medina, Portage, and Lorain and the greater Columbus, Ohio market.

            The following table presents the number, amount, and type of properties securing construction and land development loans at December 31, 2002:

                                                        NUMBER OF   PRINCIPAL
                                                          LOANS      BALANCE
                                                          -----      -------
                                                        (DOLLARS IN THOUSANDS)
RESIDENTIAL CONSTRUCTION LOANS:
  Owner-occupied                                             171     $ 39,510
  Builder presold                                             88       20,589
  Builder model homes                                        241       59,771
  Builder lines of credit                                     30       55,117
                                                        --------     --------
            Total residential construction loans             530      174,987
NONRESIDENTIAL CONSTRUCTION LOANS:
  Multifamily                                                  5        6,009
  Commercial                                                   4        9,044
                                                        --------     --------
            Total nonresidential construction loans            9       15,053
OTHER LOANS
Land loans                                                    15        8,302
Development loans                                            147       65,722
                                                        --------     --------
            Total other loans                                162       74,024
                                                        --------     --------
            Total                                            701     $264,064
                                                        ========     ========

            The risk of loss on a construction loan largely depends upon the accuracy of the initial estimate of the property's value upon completion of the project, the estimated cost of the project, and the proper control over disbursements during construction. We review the borrower's financial position and require a personal guarantee on builder loans. We base all loans upon the appraised value of the underlying collateral, as completed. Construction inspections are required to support the percentage of completion during construction.

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

            Consumer loans entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. At December 31, 2002, secured loans comprised $95.8 million or 94.3% of the $101.6 million consumer loan portfolio. However, even in the case of secured loans, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance due to the higher likelihood of damage, loss or depreciation. In addition, consumer loan collections depend upon the borrower's continuing financial stability. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount recovered on such loans in the event of default.

            In the past, we have purchased loans through correspondent lenders and bulk portfolios offered for sale. In 1997, we acquired two packages of subprime loans totaling $6.3 million. Subprime loans are loans where the borrower's credit rating is below an A grade. In 1998, we acquired an additional loan package of $5.0 million of subprime loans secured by manufactured housing. Total subprime loans were $3.9 million, or 3.9% of total consumer loans at December 31, 2002. We no longer engage in subprime lending.

            During 2002, we sold our credit card portfolio and exited the credit card business.

            Business Lending. At December 31, 2002, we had $121.3 million of business loans outstanding. Our business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment. Generally, our business lending has been limited to borrowers headquartered, or doing business in, our retail market area. These loans are generally adjustable interest rate loans at some margin over the prime interest rate and some are guaranteed by the Small Business Administration.

            The following table sets forth information regarding the number and amount of our business loans as of December 31, 2002:

                                                                             OUTSTANDING
                                                    NUMBER      TOTAL LOAN    PRINCIPAL
                                                    OF LOANS    COMMITMENT     BALANCE
                                                    --------    ----------     -------
                                                         (DOLLARS IN THOUSANDS)
LOANS SECURED BY:
  Accounts receivable, inventory and equipment           78     $ 14,217     $ 10,193
  Second lien on real estate                             67       25,271       23,443
  First lien on real estate                             130       86,061       75,948
  Specific equipment and machinery                       11        6,228        4,479
  Titled vehicles                                        26        1,260          830
  Stocks and bonds                                        5        1,358        1,137
  Certificates of deposit                                 7          525          484
UNSECURED LOANS                                          56        6,290        4,785
                                                   --------     --------     --------
  Total                                                 380     $141,210     $121,299
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

SECONDARY MARKET ACTIVITIES

            Mortgage Banking. We originate one- to four-family loans for sale through our retail sales office network and through loan origination offices throughout Ohio and in Western Pennsylvania. In addition we purchase loans for sale from a number of correspondent lenders. These loans are sold to Freddie Mac, Fannie Mae and private buyers. Mortgage banking allows us to generate revenue from loan sales continuously in spite of the level of cash flows from deposits or other sources. It also allows us to make long-term fixed rate loans desired by our customers without absorbing the interest rate risk that can be associated with those loans. The principal balance of one- to four-family loans and securitized loans sold during 2002 was $964.1 million, which generated gains of $12.2 million.

            The secondary market for mortgage loans is comprised of institutional investors who purchase loans meeting certain underwriting specifications with respect to loan-to-value ratios, maturities and yields. Subject to market conditions, we tailor some of our real estate loan programs to meet the specifications of Freddie Mac and Fannie Mae, two of the largest institutional investors. We generally retain a portion of the loan origination fee paid by the borrower and receive annual servicing fees as compensation for retaining responsibility for and performing the servicing of all loans sold to institutional investors. See "Loan Servicing Activities."

            The terms and conditions under which such sales are made depend upon, among other things, the specific requirements of each institutional investor, the type of loan, the interest rate environment and our relationship with the institutional investor. We periodically obtain formal commitments to sell loans, primarily with Freddie Mac and Fannie Mae. Based on these commitments, Freddie Mac or Fannie Mae is obligated to purchase a specific dollar amount of whole loans over a specified period. The terms of the commitments range from ten to sixty days. The pricing varies depending upon the length of each commitment. We classify loans as held for sale while we are negotiating the sale of specific loans which meet selected criteria to a specific investor or after a sale is negotiated but before it is settled. Sales of loans can take the form of cash sales of loans or sales of mortgage-backed securities. At times we form a mortgage-backed security and immediately sell the security rather than the loans. This increases the potential number of buyers since there is an established market for mortgage-backed securities with numerous buyers, sellers and brokers.

            Commercial. Since the first quarter of 2002, the Company has chosen to no longer sell its commercial real estate and multifamily loans in the secondary market, except where the Company may choose to reduce exposure with certain existing relationships, or to allow the Company to grant additional loans to an existing borrower without increasing its overall exposure to any such individual borrower. During 2002, we sold $6.5 million of commercial real estate and multifamily loans, which generated gains of $51,000.

LOAN SERVICING ACTIVITIES

            At December 31, 2002, our overall servicing portfolio had a principal balance of $3.0 billion. Of that amount, loans serviced for others totaled $2.2 billion. The following table summarizes the portfolio by investor and source:


                                           ORIGINATED    PURCHASED      PORTFOLIO
                                           SERVICING     SERVICING      SERVICING        TOTAL
                                           ---------     ---------      ---------        -----
                                                          (DOLLARS IN THOUSANDS)
One- to Four-family:
  Held for investment                             --             --     $  372,979     $  372,979
  Freddie Mac                             $  879,420     $  746,952             --      1,626,372
  Fannie Mae                                  18,032        281,715             --        299,747
  Private investors                           32,704         15,899             --         48,603
                                          ----------     ----------     ----------     ----------
            Total One- to Four-family        930,156      1,044,566        372,979      2,347,701
Multifamily and Commercial:
  Held for investment                             --             --        411,312        411,312
  Fannie Mae                                  57,469         39,206             --         96,675
  Private investors                          142,148         23,913             --        166,061
                                          ----------     ----------     ----------     ----------
            Total Multifamily and
              Commercial                     199,617         63,119        411,312        674,048
                                          ----------     ----------     ----------     ----------
              Total                       $1,129,773     $1,107,685     $  784,291     $3,021,749
                                          ==========     ==========     ==========     ==========


            Generally, we service the loans we originate. When we sell loans to an investor, such as Freddie Mac or Fannie Mae, we normally retain the servicing rights for the loans. We receive fee income for servicing these sold loans at various percentages based upon the unpaid principal balances of the loans serviced. We collect and retain service fees out of monthly mortgage payments. At December 31, 2002, the unpaid principal balance of our originated servicing rights was $1.1 billion. The related net book value of originated mortgage servicing rights was $7.0 million. Occasionally during 2000 and prior years, the Bank pursued bulk purchases of servicing portfolios from other originating institutions to further increase our servicing fee income. These purchased servicing portfolios are primarily Freddie Mac and Fannie Mae single-family loans that are secured by homes located within the eastern half of the nation. At December 31, 2002, the unpaid principal balance of our purchased servicing portfolio was $1.1 billion. The related net book value of purchased mortgage servicing rights was $6.1 million.

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

            We estimate the market value of mortgage servicing rights using a valuation model. The model uses a number of variables and estimates the market value of the servicing on a loan-by-loan basis. Some of the significant variables are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash and an estimated rate of return on idle cash. In general, the market value of purchased or originated servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life of the loan and the estimated income from idle funds both increase as interest rates increase and decrease as interest rates decrease. Because there are a number of estimates involved, the end product is necessarily an estimate and is very sensitive to changes in interest rates. Projecting changes in servicing values is difficult because it involves estimating how rates will change at a number of points along the yield curve. During 2001 and 2002, market interest rates have fallen primarily due to reductions in short-term rates by the Federal Reserve Board and other economic factors. As a result, the market values and book values of the Bank's servicing rights have decreased rapidly. Interest rates continued to fall during 2002 and as a result the Bank recorded additional impairment of loan servicing rights of $4.5 million during the year. Future changes in the market value of loan servicing rights depend on a number of variables, but are primarily dependent on future changes in interest rates. Alternatively, the fair value of servicing rights may be determined by obtaining an independent third party appraisal.

LOAN DELINQUENCIES AND NONPERFORMING ASSETS

            Collection procedures vary by type of loan but generally consist of efforts to collect delinquent balances and if collection efforts fail to liquidate the collateral securing the loan to satisfy the obligation. Collection efforts for one- to four-family loans generally conform to the servicing requirements of Fannie Mae and Freddie Mac. Notices are sent by mail when the loan reaches 15 days past due. Generally, within the following 5 days contact is made by telephone. When a loan reaches 90 days past due we generally begin foreclosure proceedings. Foreclosure culminates with the sale of property at public auction where we may be the acquirer. Foreclosed real estate is recorded at the lesser of fair value less selling costs or the loan balance and marketed for sale.

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

            The steps we take to collect delinquent business loans are even more diverse because the types of collateral taken vary significantly. Collections are monitored regularly. We make telephone contact with customers who do not pay by their due date. If a delay in payment continues we meet with the borrower. The borrower's cash flow situation is evaluated and a repayment plan instituted. In some cases we exercise our right to collateral or assignment of receivables to satisfy the debt.

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

            The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amounts and as a percentage of each category of the loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue.


                                         60-89 DAYS                   90 DAYS AND OVER             TOTAL DELINQUENT LOANS
                                         ----------                   ----------------             ----------------------
                                                     PERCENT                         PERCENT                         PERCENT
                                                     OF LOAN                         OF LOAN                         OF LOAN
                              NUMBER      AMOUNT    CATEGORY   NUMBER      AMOUNT    CATEGORY    NUMBER    AMOUNT   CATEGORY
                              ------      ------    --------   ------      ------    --------    ------    ------   --------
                                                                    (DOLLARS IN THOUSANDS)
REAL ESTATE
  One- to four-family              2     $   465     0.2%          15     $ 2,352     1.2%          17     $ 2,817     1.4%
  Multifamily                      3       1,037     0.3            2         507     0.2            5       1,544     0.5
  Commercial real estate          --          --      --            3       1,795     1.1            3       1,795     1.1
  Construction and land           --          --      --            2         143     0.1            2         143     0.1
Consumer                         150         759     0.7          181       3,213     3.2          331       3,972     3.9
Business                           1           1     0.0            8       3,952     3.3            9       3,953     3.3
                             -------     -------              -------     -------              -------     -------
    Total                        156     $ 2,262     0.2%         211     $11,962     1.0%         367     $14,224     1.2%
                             =======     =======     ===      =======     =======     ===      =======     =======     ===


            In addition to the loans included above we have $15.1 million in business loans to a group of borrowers who are related to each other that are current but are a credit concern. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to the previously mentioned borrowers were placed on nonaccrual status and were calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May 2001, the borrowers began making interest payments on these loans. These loans were brought current as of September 30, 2002 through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired, nonperforming and a troubled debt restructuring at December 31, 2002. As of December 31, 2002, the borrowers were performing per their restructured lending agreements. Management determined the amount of the impairment of these loans to have remained $3.5 million as of December 31, 2002.

            Nonperforming assets include all nonaccrual loans, loans past due greater than 90 days still accruing, and real estate owned. Generally, interest is not accrued on loans contractually past due 90 days or more as to interest or principal payments. In addition, interest is not accrued on loans as to which payment of principal and interest in full is not expected unless, in our judgment, the loan is well secured, and we expect no loss in principal or interest.

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

ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS

            We maintain an allowance for losses on loans because some loans may not be repaid in full. We maintain the allowance at a level we consider adequate to cover probable incurred losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations, including their financial position and collateral values, and other factors and estimates which are subject to change over time. The allowance is broken down into two categories, specific and general. Either duration of delinquency or an impairment calculation under Statement of Financial Accounting Standards No. 114 determines the specific allowance. The remainder of the loans not covered by the specific allowance are determined to be either classified or nonclassified. Those loans that are classified are determined to be substandard, doubtful or special mention. Individual general allowance factors based on risk are then applied to the various categories by loan type. Those loans that are nonclassified are grouped by loan type and individual general allowance factors based on risk are then applied. Management has reviewed Staff Accounting Bulletin No. 102 and believes that the Bank is in compliance with that pronouncement. We charge a loan against the allowance as a loss when, in our opinion, it is uncollectible. Despite the charge-off, we continue collection efforts. As a result, future recoveries may occur.

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

                                                      DECEMBER 31,
                                                      ------------
                                        2002                   2001                    2000
                                        ----                   ----                    ----
                                     PERCENT OF             PERCENT OF              PERCENT OF
                                      LOANS IN               LOANS IN                LOANS IN
                                        EACH                   EACH                    EACH
                                     CATEGORY TO            CATEGORY TO             CATEGORY TO
                                        TOTAL                 TOTAL                   TOTAL
                            AMOUNT      LOANS      AMOUNT     LOANS        AMOUNT     LOANS
                            ------      -----      ------     -----        ------     -----
                                                (DOLLARS IN THOUSANDS)
One-to four-family         $   338      17.3%     $   323      22.0%     $ 1,759      24.8%
Multifamily                  1,150      26.7          981      20.4        1,962      20.5
Commercial real estate       1,612      14.1        1,785      16.7        1,956      18.7
Construction and land        1,710      22.7          946      18.9        1,296      13.6
Consumer                     3,233       8.8        5,341      11.2        3,631      11.9
Business                     8,920      10.4        7,874      10.8        1,952      10.5
Unallocated                    140        --           --        --        1,395        --
                           -------     -----      -------     -----      -------     -----
            Total          $17,103     100.0%     $17,250     100.0%     $13,951     100.0%
                           =======     =====      =======     =====      =======     =====

                                            DECEMBER 31,
                                            ------------
                                        1999                   1998
                                        ----                   ----
                                     PERCENT OF             PERCENT OF
                                      LOANS IN               LOANS IN
                                        EACH                   EACH
                                     CATEGORY TO            CATEGORY TO
                                       TOTAL                  TOTAL
                             AMOUNT    LOANS     AMOUNT       LOANS
                             ------    -----     ------       -----
                                     (DOLLARS IN THOUSANDS)
One-to four-family         $   778      24.0%     $   304      18.3%
Multifamily                    904      23.3          648      31.1
Commercial real estate       1,281      19.7        1,019      21.1
Construction and land          550      12.4          237      12.6
Consumer                     3,947      11.5        2,335       9.3
Business                     2,462       9.1        1,675       7.6
Unallocated                  1,103        --          691        --
                           -------     -----      -------     -----
            Total          $11,025     100.0%     $ 6,909     100.0%
                           =======     =====      =======     =====

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

            The following table summarizes the amounts and the distribution of securities held as of the dates indicated:

                                                        DECEMBER 31,
                                                        ------------
                                               2002         2001          2000
                                               ----         ----          ----
                                                   (DOLLARS IN THOUSANDS)
SECURITIES:
    Mutual funds                             $  1,196     $  5,784     $    889
    Tax-exempt bond                            13,755       14,349       14,705
    Revenue bond                                  165          480          775
    Freddie Mac preferred stock                 2,832        6,750        6,150
    Freddie Mac note                               --           --        9,986
    Fannie Mae note                                --        4,931       19,920
    Federal Home Loan Bank notes                   --        4,943           --
    Federal Home Loan Bank stock               13,823       16,889       20,624
    Treasury notes and bills                   95,463       71,946        2,361
                                             --------     --------     --------
        Total                                $127,234     $126,072     $ 75,410
                                             ========     ========     ========
OTHER INTEREST-EARNING ASSETS:
    Interest-bearing deposits with banks     $  4,323     $    577     $  2,727
                                             ========     ========     ========

            The tax-exempt municipal bond represents a single issue secured by a multifamily property. The bond was reclassified to available for sale as of June 30, 2002, due to a decrease in the cash flow generated by the multifamily property to make required debt service payments on the bond and management's decision to market this security when the property, which serves as collateral for the bond, becomes fully occupied. In conjunction with this reclassification, it was determined that there was a permanent impairment to the bond's fair value and a realized loss of $550,000 was recorded in the second quarter of 2002. Since December 31, 2002, there has been further deterioration in this bond and a further impairment of $909,000 was recorded in the first quarter of 2003.

The following table sets forth the contractual maturities and approximate weighted average yields of debt securities at December 31, 2002.

                                                                       DUE IN
                                          -----------------------------------------------------------------
                                           ONE MONTH    TWO MONTHS      ONE YEAR     MORE THAN
                                            OR LESS    TO ONE YEAR   TO FIVE YEARS  FIVE YEARS     TOTAL
                                          ---------    -----------   -------------  ----------     -----
                                                          (DOLLARS IN THOUSANDS)
Tax-exempt bond                                 --      $    295      $  1,715      $ 11,745      $ 13,755
Revenue bond                                    --           165            --            --           165
U.S. Treasury Notes and Bills             $ 42,006        53,457            --            --        95,463
                                          --------      --------      --------      --------      --------
    Total                                 $ 42,006      $ 53,917      $  1,715      $ 11,745      $109,383
                                          ========      ========      ========      ========      ========
Weighted average tax-equivalent yield         1.01%         2.57%        10.61%        10.61%         2.96%

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

                                                      DECEMBER 31,
                                                      ------------
                                             2002         2001          2000
                                             ----         ----          ----
                                                (DOLLARS IN THOUSANDS)
Fannie Mae pass-through certificates       $ 45,510     $ 54,319     $ 74,412
GNMA pass-through certificates               29,893       28,830       27,249
Freddie Mac participation certificates       16,835        1,462        2,948
BPA Commercial Capital L.L.C
    mortgage-backed security                 52,449       70,244       77,162
Freddie Mac Collateralized Mortgage
    Obligation                                8,185        8,577        8,192
Fannie Mae Collateralized Mortgage
    Obligation                                   --        3,690        5,666
Other                                           111          191          200
                                           --------     --------     --------
    Total                                  $152,983     $167,313     $195,829
                                           ========     ========     ========


            The following table sets forth the final maturities and approximate weighted average yields of mortgage-backed securities at December 31, 2002.


                                                         DUE IN
                                          -----------------------------------
                                          ONE YEAR
                                          TO FIVE        OVER
                                           YEARS       FIVE YEARS      TOTAL
                                           -----       ----------      -----
                                                 (DOLLARS IN THOUSANDS)
Fannie Mae pass-through
    certificates                         $ 12,976      $ 32,534      $ 45,510
GNMA pass-through certificates                 --        29,893        29,983
Freddie Mac participation
  certificates                                 --        16,835        16,385
BPA Commercial Capital L.L.C
    Mortgage-backed security                   --        52,449        52,449
Freddie Mac Collateralized
    Mortgage Obligation                        --         8,185         8,185
Other                                          --           111           111
                                         --------      --------      --------
    Total mortgage-backed securities     $ 12,976      $140,007      $152,983
                                         ========      ========      ========
Weighted average yield                       6.52%         6.01%         6.11%


The actual timing of the payment of principal on mortgage-backed securities is dependent on principal payments on the underlying loans which may or may not carry prepayment penalties for the borrowers. Therefore, the table above is not necessarily representative of actual or expected cash flows from these securities.

SOURCES OF FUNDS

            The Bank's primary sources of funds are deposits, amortization and repayment of loan principal, borrowings, sales of mortgage loans, sales or maturities of mortgage-backed securities, securities, and short-term investments. Deposits are the principal source of funds for lending and investment purposes. We offer the following types of deposit accounts:

            Statement and Checking Accounts. We offer a statement savings account, two types of passbook savings accounts, an investment sweep account, two interest-bearing checking, and one noninterest-bearing checking account for consumers. We offer three noninterest-bearing checking accounts and an investment sweep for business and commercial customers. The Bank also offers both checking and savings accounts for public funds customers. As of December 31, 2002, the Bank's total core deposits, as a percentage of total deposits increased to 37.3% from 31.8% as of December 31, 2001. Core deposits are defined as the Bank's checking and savings deposits less public funds and custodial accounts.

            In connection with loan servicing activities, we maintain custodial checking accounts for principal and interest payments collected for investors monthly and for tax and insurance escrow balances.

            Certificates of Deposit. We offer fixed rate, fixed term certificates of deposit. Terms are from seven days to five years. These accounts generally bear the highest interest rates of any deposit product offered. We review interest rates offered on certificates of deposit weekly and adjust them based on cash flow projections and market interest rates. In conjunction with certificates of deposit, we also offer Individual Retirement Accounts.

            From time to time, we have accepted certificates of deposit through brokers or from out-of-state individuals and entities, predominantly financial institutions. These deposits typically have balances of $90,000 to $100,000 and have a term of three months to two years. At December 31, 2002, these individuals and entities held approximately $74.8 million of certificates of deposits, or 7.12% of total deposits. Subsequent to June 30, 2001, the Bank has reduced its dependency on brokered and out-of-state deposits as required by the Supervisory Agreement. During 2002, the Bank reduced brokered and out-of-state deposits by $53.0 million.

            The following table provides information regarding trends in average deposits for the periods indicated. The noninterest bearing demand deposit category includes principal and interest custodial accounts and taxes and insurance custodial accounts for loans serviced for Freddie Mac, Fannie Mae and private investors.



                                                                DECEMBER 31,
                                                                ------------
                                            2002                                      2001
                                            ----                                      ----
                                               PERCENT                              PERCENT
                                     AVERAGE     OF         RATE        AVERAGE        OF        RATE
                                     AMOUNT     TOTAL       PAID        AMOUNT        TOTAL      PAID
                                     ------     -----       ----        ------        -----      ----
                                                          (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand deposits                $  137,840      12.6%                $  105,535       9.2%
Interest bearing deposits:
   Demand deposits                  207,540      19.1       2.39%        158,881      13.8       3.63%
   Savings deposits                  88,786       8.2       1.58          95,038       8.3       2.50
   Time deposits                    654,431      60.1       4.53         788,172      68.7       5.89
                                 ----------     -----                 ----------     -----
   Total interest-bearing
        deposits                    950,757      87.4       3.31%      1,042,091      90.8       5.23
                                 ----------     -----                 ----------     -----
      Total average deposits     $1,088,597     100.0%                $1,147,626     100.0%
                                 ==========     =====                 ==========     =====

                                                DECEMBER 31,
                                                ------------
                                                   2000
                                                   ----
                                                  PERCENT
                                       AVERAGE       OF        RATE
                                       AMOUNT      TOTAL       PAID
                                       ------     ------       ----

Noninterest-bearing
  demand deposits                   $   71,714       6.3%
Interest bearing deposits:
   Demand deposits                      99,142       8.7       4.15%
   Savings deposits                    146,635      12.9       3.82
   Time deposits                       818,062      72.1       6.11
                                    ----------     -----
   Total interest-bearing
        deposits                     1,063,839      93.7       5.60
                                    ----------     -----
      Total average deposits        $1,135,553     100.0%
                                    ==========     =====

            The following table shows rate and maturity information for certificates of deposit as of December 31, 2002.

                                                                                                    PERCENT OF
                                  0.00-1.99%    2.00-3.99%    4.00-5.99%   6.00-7.99%       TOTAL      TOTAL
                                  ----------    ----------    ----------   ----------       -----      -----
                                                              (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS
  MATURING IN QUARTER ENDING:
March 31, 2003                    $ 16,661      $ 49,578      $ 71,506      $ 11,433      $149,178      25.2%
June 30, 2003                       18,873        46,777        19,736        15,553       100,939      17.0
September 30, 2003                   3,010        38,367        20,442         3,838        65,657      11.1
December 31, 2003                    4,275        32,189         9,651           600        46,715       7.9
March 31, 2004                       5,577        37,957        19,173            76        62,783      10.6
June 30, 2004                            2         8,872         9,149           572        18,595       3.1
September 30, 2004                      --         3,245         4,759           806         8,810       1.5
December 31, 2004                       --         6,135         4,353         4,557        15,045       2.5
March 31, 2005                          --         2,282         4,748         1,685         8,715       1.5
June 30, 2005                           --         3,637         3,279           925         7,841       1.3
September 30, 2005                      --         8,783        15,217           959        24,959       4.2
December 31, 2005                       --         1,752           679         1,944         4,375       0.7
Thereafter                              --         5,379        70,391         3,652        79,422      13.4
                                  --------      --------      --------      --------      --------     -----
    Total                         $ 48,398      $244,953      $253,083      $ 46,600      $593,034     100.0%
                                  ========      ========      ========      ========      ========     =====
Percent of total                       8.2%         41.3%         42.6%          7.9%


            The following table shows the remaining maturity for time deposits of $100,000 or more as of December 31, 2002.

                                              DECEMBER 31, 2002
                                              -----------------
                                            (DOLLARS IN THOUSANDS)
Three months or less                              $ 81,184
Over three through six months                       42,108
Over six through twelve months                      31,131
Over twelve months                                  89,741
                                                  --------
    Total                                         $244,164
                                                  ========


            In addition to deposits, we rely on borrowed funds. The discussion below describes our current borrowings.

            Subordinated Note Offering. In December 1995, we issued subordinated notes due January 1, 2005 with an aggregate principal balance of $14.0 million through a public offering. The current balance outstanding is $13.96 million. The interest rate on the notes is 9.625%.

            Commercial Bank Line of Credit. The Company has a line of credit with a commercial bank ("line of credit"). The line of credit is $5.0 million and currently has a balance of $2.9 million. This line of credit matures on December 31, 2003.

            Federal Home Loan Bank Advances. The Federal Home Loan Bank makes funds available for housing finance to eligible financial institutions like the Bank. We collateralize advances by any combination of the following assets: one- to four-family first mortgage loans, multifamily loans, home equity loans, commercial real estate loans, investment securities, mortgage-backed securities, Federal Home Loan Bank deposits, and Federal Home Loan Bank stock. The aggregate balance of assets pledged as collateral for Federal Home Loan Bank advances at December 31, 2002 was $595 million.

            Repurchase Agreements. From time to time, the Bank borrows funds by using its investment or mortgage-backed securities to issue reverse repurchase agreements. A reverse repurchase agreement is a transaction where we borrow money from a brokerage firm or bank and deliver securities to them as collateral for the borrowing. When the loan is paid off we receive back or repurchase the securities. The aggregate balance of mortgage-backed securities and cash pledged as collateral for reverse repurchase agreements at December 31, 2002, was approximately $49 million.

            The following table shows the maximum month-end balance, the average balance, and the ending balance of borrowings during the periods indicated.

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                           2002          2001         2000
                                           ----          ----         ----
                                                (DOLLARS IN THOUSANDS)
MAXIMUM MONTH-END BALANCE:
Federal Home Loan Bank advances          $278,339      $378,143      $365,094
1995 subordinated notes                    13,985        13,985        14,000
Commercial bank repurchase agreement           --            --        50,000
Commercial bank line of credit              4,007         6,000         7,000
Commercial bank note payable                5,000         5,000            --
Loan from majority shareholder              2,000         2,000            --
Repurchase agreements                      49,508        41,000        80,166

AVERAGE BALANCE:
Federal Home Loan Bank advances          $253,107      $313,908      $290,369
1995 subordinated notes                    13,968        13,985        13,987
Commercial bank repurchase agreement           --            --        25,250
Commercial bank line of credit                855         2,482         6,083
Commercial bank note payable                3,348         3,507            --
Loan from majority shareholder                466            22            --
Repurchase agreements                      44,531        41,000        70,595

ENDING BALANCE:
Federal Home Loan Bank advances          $225,280      $278,912      $365,094
1995 subordinated notes                    13,960        13,985        13,985
Commercial bank repurchase agreement           --            --            --
Commercial bank line of credit              2,907            --         6,000
Commercial bank note payable                   --         5,000            --
Loan from majority shareholder                 --         2,000            --
Repurchase agreements                      49,140        41,000        41,000



The following table provides the interest rates, which include amortization of issuance costs of borrowings during the periods indicated.

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                             2002          2001          2000
                                             ----          ----          ----
WEIGHTED AVERAGE INTEREST RATE:
Federal Home Loan Bank advances              5.54%         5.94%         6.15%
1995 subordinated notes                      9.63          9.63          9.63
Commercial bank repurchase agreement           --            --          8.25
Commercial bank line of credit               3.05          8.10          8.80
Commercial bank note payable                 4.66          5.67            --
Loan from majority shareholder               0.00          0.00            --
Repurchase agreements                        5.52          5.98          6.06

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

EMPLOYEES

            At December 31, 2002, we had a total of 391 employees, including part-time and seasonal employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be excellent.

REGULATION AND SUPERVISION

INTRODUCTION

            The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act. As a savings and loan holding company, we are subject to the regulations, examination, supervision, and reporting requirements of the OTS. The Bank, an Ohio-chartered savings and loan association, is a member of the Federal Home Loan Bank System. The Federal Deposit Insurance Corporation ("FDIC"), through the Savings Association Insurance Fund, insures the Bank's deposits. The Bank is subject to examination and regulation by the OTS, the FDIC, and the ODFI. The Bank must comply with regulations regarding matters such as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority.

METROPOLITAN FINANCIAL CORP.

            As a savings and loan holding company, we are subject to restrictions relating to our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring control of any other savings association or savings and loan holding company, without prior approval of the OTS, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary. Similarly, a person must obtain OTS approval prior to that person's acquiring control of the Company or the Bank.

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

            On July 26, 2001 the Bank signed a supervisory agreement with the OTS and the ODFI. This document acknowledges that these two regulatory authorities are of the opinion that we have engaged in acts and practices that are unsafe and unsound. We have agreed to take a number of steps to improve our safety and soundness without admitting or denying any unsafe or unsound practices. The Company also signed a supervisory agreement with the OTS on July 26, 2001.

            On July 8, 2002, the Bank was placed under a supervisory directive by the OTS. This document states that the Bank did not meet all of the requirements of the supervisory agreements signed in July 2001.

            As of December 31, 2002, the Company has met all requirements of the supervisory directive and the supervisory agreements, except for the sale of its fixed assets. The Company has received an extension on this requirement until June 30, 2003.

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

            Banks and savings associations are classified into one of five categories based upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized." Generally, the regulations require the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." Based on these requirements, the Bank is a "well capitalized" institution, as of December 31, 2002.

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

            The following table indicates our capital position compared to the requirements for an adequately capitalized institution and a well-capitalized institution as of December 31, 2002.


                                            ADEQUATELY CAPITALIZED            WELL CAPITALIZED
                                            ----------------------            ----------------
                                                          PERCENT OF                    PERCENT OF
                                            AMOUNT         ASSETS          AMOUNT        ASSETS
                                            ------         ------          ------        ------
Tangible Capital:
    Actual                                 $110,111         7.50%        $110,111         7.50%
    Requirement                              22,032         1.50           29,376         2.00
    Excess (Deficiency)                      88,079         6.00           80,375         5.50
Core Capital:
    Actual                                 $110,111         7.50%        $110,111         7.50%
    Requirement                              58,751         4.00           73,439         5.00
    Excess (Deficiency)                      51,360         3.50           36,672         2.50
Risk-based Capital:
    Actual                                 $120,416        10.80%        $120,416        10.80%
    Requirement                              89,188         8.00          111,485        10.00
    Excess (Deficiency)                      31,228         2.80            8,931         0.80
Tier 1 Capital to Risk-adjusted Assets
    Actual                                 $109,472         9.82%        $109,472         9.82%
    Requirement                              44,594         4.00           66,891         6.00
    Excess (Deficiency)                      64,878         5.82           42,581         3.82

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

            In addition, the OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. Due to the regulatory classification of the Bank, it is not permitted to make any dividend payments to Metropolitan Financial Corp., its parent company, without prior OTS approval.

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

            A savings association's failure to remain a Qualified Thrift Lender may result in: a) limitations on new investments and activities; b) imposition of branching restrictions; c) loss of Federal Home Loan Bank borrowing privileges; and d) limitations on the payment of dividends. The qualified thrift investments of the Bank were in excess of 79.9% of its portfolio assets as of December 31, 2002.

            Ohio Regulation. As a savings and loan association organized under the laws of the State of Ohio, the Bank is subject to regulation by the ODFI. Regulation by the ODFI affects the internal organization of the Bank as well as its savings, mortgage lending, and other investment activities. Periodic examinations by the ODFI are usually conducted on a joint basis with the OTS. Ohio law requires the Bank to maintain federal deposit insurance as a condition of doing business.

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

         USA PATRIOT Act of 2001. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

         - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

         The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

FEDERAL AND STATE TAXATION

            The Company, the Bank and other includable subsidiaries file consolidated federal income tax returns on a December 31 calendar year basis using the accrual method of accounting. The Internal Revenue Service has audited the Company, the Bank and other includable subsidiaries through December 31, 1994.

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

            The Bank is subject to the Ohio corporate franchise tax. As a financial institution, the Bank computes its franchise tax based on its net worth. Under this method, the Bank will compute its Ohio corporate franchise tax by multiplying its net worth attributable to Ohio under Ohio law, by the applicable tax rate, which is currently 1.3%. As an Ohio-chartered savings and loan association, the Bank also receives a credit against the franchise tax for a portion of the state supervisory fees it pays.

            At the present time, the Company does not have a liability for the net worth portion of the franchise tax as it satisfies the requirements to be treated as a qualified holding company. In addition, there is no liability on the net income portion of the tax as the holding company has historically operated at a net loss on a stand-alone basis.

EXECUTIVE OFFICE OF THE REGISTRANT

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

The executive officers of the Company as of March 12, 2003, unless otherwise indicated, were as follows:

                     NAME                         BUSINESS EXPERIENCE
  Positions held with the
     Company and the Bank

           MALVIN E. BANK   Mr. Bank has been the Secretary, Assistant Treasurer and a Director of the
                   Age 72   Company and Secretary and Director of the Bank for more than six years and
                            Chairman since June 2002. Mr. Bank is General Counsel of the Cleveland
   Chairman and Director,   Foundation, a community foundation.  Mr. Bank also serves as a Director of
           of the Company   Oglebay Norton Company.  Mr. Bank also serves as a Trustee of Case Western
                            Reserve University, The Holden Arboretum, Chagrin River Land Conservancy,
   Chairman and Director,   Cleveland Center for Research in Child Development, Hanna Perkins School, and
              of the Bank   numerous other civic and charitable organizations and foundations.


       KENNETH T. KOEHLER   Mr. Koehler joined the Company in January 1999 as Executive Vice President. He
                   Age 57   has served as President since October 1999 and Chief Executive Officer since
                            June 2002. Previously, Mr. Koehler served as President and Chief Executive
     President, Director,   Officer of United Heritage Bank, Edison, NJ, a community Bank (1998-1999);
 Chief Executive Officer,   and President and Chief Executive Officer of Golden City Commercial Bank, New
  Assistant Treasurer and   York, NY, a community bank (1994-1998). He has also served as a director of
      Assistant Secretary   Cumberland Farms/Gulf Oil Company, and as a trustee of Providence Performing
           of the Company   Arts Association and Catholic Charities Annual Appeal, Diocese of RI. He is
                            currently a trustee of the Great Lakes Theater Festival, Catholic Charities
     President, Director,   Corporation of the Diocese of Greater Cleveland, and Diabetes Association of
 Chief Executive Officer,   Greater Cleveland.
  Assistant Treasurer and
      Assistant Secretary
              of the Bank

                        NAME                            BUSINESS EXPERIENCE
     Positions held with the
        Company and the Bank

           KENNETH R. LEHMAN   Mr. Lehman has served as Vice Chairman and a Director of the Company and the
                      Age 44   Bank since June 2002.  Mr. Lehman is retired from the law firm of Luse Gorman
                               Pomerenk & Schick in Washington DC.  He was a partner with the firm for more
 Director and Vice Chairman,   than five years.  Mr. Lehman also served for several years as an Attorney
              of the Company   Advisor with the Securities and Exchange Commission in Washington DC.

 Director and Vice Chairman,
                 of the Bank

             DAVID P. MILLER   Mr. Miller has served as a Director of the Company and the Bank since 1992.
                      Age 70   Mr. Miller has also held the positions of Treasurer and Assistant Secretary of the Company for more than five years. Since 1986, Mr. Miller has been the
         Director, Treasurer   President and Chief Executive Officer of Columbia National Group, Inc., a
               and Assistant   Cleveland-based scrap and waste materials wholesaler and steel manufacturer.
                Secretary of   He is currently a commissioner of the Ohio Lottery.
                 the Company

        Director of the Bank

                MARCUS FAUST   Mr. Faust became Executive Vice President and Chief Financial Officer of the
                      Age 39   Company and the Bank June 2002. Mr. Faust was previously the Executive Vice
                               President and Chief Financial Officer at Union Bank of Florida (1999-2001).
Executive Vice President and   Previous to that he also served as Chief Operating Officer of American Bank in
     Chief Financial Officer   Florida  (1996-1998) and a Senior Vice President at Home Savings Bank in
              of the Company   Hollywood, Florida prior to that.  Earlier in his career, Mr. Faust spent six years with the OTS.
Executive Vice President and
  Chief Financial Officer of
                    the Bank

             LEONARD KICHLER   Mr. Kichler became Executive Vice President-Relationship Banking in July,
                      Age 45   2000. Mr. Kichler was previously Senior Vice President of National City Bank for more than five years.
    Executive Vice President
                 of the Bank


ITEM 2.  PROPERTIES

            Our executive office is located at 22901 Millcreek Blvd., Highland Hills, Ohio 44122. We operate twenty-four retail sales offices. We lease ten of these locations under long-term lease agreements with various parties. We own the other fourteen retail sales offices, located in Aurora, Beachwood, Brunswick, Euclid, Hudson, Macedonia, Mayfield Heights, Medina, Montrose, Solon, Stow, Twinsburg, Willoughby Hills, and Willoughby, Ohio. Our executive office and a majority of our retail sales offices include space beyond what is required for the conduct of our business. That space is rented to nonaffiliated entities under long term leases. In addition, we own land in Auburn, Brecksville, Broadview Heights, and Strongsville, Ohio. The Bank currently leases office space for its residential and construction loan production offices in Akron, Cincinnati, Columbus, Dayton and Toledo, Ohio. We also have a commercial real estate loan origination office in Pittsburgh, Pennsylvania.

            The Supervisory Directive and Supervisory Agreement with the Bank requires that we reduce our investment in premises and equipment by December 31, 2002. This deadline was extended by the OTS until June 30, 2003. Therefore, the Bank may sell some of its existing real estate to comply with this requirement. Assets that management currently intends to sell are classified as held for sale in the financial statements.

ITEM 3.  LEGAL PROCEEDINGS

            The Company is involved in various legal proceedings incidental to the conduct of its business. We do not expect that any of these proceedings will have a material adverse effect on our financial position or results of operations. As noted in Item 1. Business - Supervisory Directive/Supervisory Agreements, the Bank is operating under the Supervisory Directive and Supervisory Agreement from the OTS and ODFI. Please refer to this section for further details regarding these items.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year covered by this Report, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock, no par value, the only outstanding class of equity securities of the Company, is traded on the Nasdaq National Market System. As of December 31, 2002, there are 30,000,000 shares of common stock authorized and 16,151,450 shares issued and outstanding. The first day of trading in the Company's common stock was October 29, 1996. Detailed in the following table is the quarterly high and low price for the Company's common stock during 2001 and 2002:

                                        High      Low
                                        ----      ---
            First quarter 2001      $   4.50  $   2.88
            Second quarter 2001         4.00      3.39
            Third quarter 2001          3.74      2.45
            Fourth quarter 2001         3.69      2.75
            First quarter 2002          3.30      2.70
            Second quarter 2002         4.50      3.00
            Third quarter 2002          3.85      2.80
            Fourth quarter 2002         4.85      2.75

            The Company paid no dividends during the past three years and has no intention of paying dividends in the foreseeable future. The Indenture dated as of December 1, 1995 covering the 1995 Subordinated Notes prohibits the Company from paying a dividend or other distribution on its equity securities unless the Company's ratio of tangible equity to total assets exceeds 7%.

            At March 12, 2003, there were approximately 291 record holders of common stock. Robert M. Kaye, previously the sole shareholder, controlled 10,769,215 shares or 66.7% of the amount outstanding on this date. The closing market price of our common stock on March 12, 2003 was $4.85.

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE YEAR SUMMARY OF SELECTED DATA

                                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------

                                                 2002              2001            2000            1999            1998
                                                 ----              ----            ----            ----            ----
                                                                              (IN THOUSANDS)
SELECTED FINANCIAL CONDITION DATA:
Total assets                                 $ 1,477,499      $ 1,608,420      $ 1,695,279     $ 1,608,119     $ 1,363,434
Loans receivable, net                          1,008,916          974,452        1,235,441       1,183,954       1,018,271
Loans held for sale                               48,136          169,320           51,382           6,718          15,017
Mortgage-backed securities                       152,983          167,313          195,829         255,727         198,295
Securities                                       113,411          109,183           54,786          51,708          35,660
Intangible assets                                  2,630            2,512            2,602           2,461           2,724
Loan servicing rights                             13,104           22,951           20,597          10,374          13,412
Deposits                                       1,050,223        1,142,394        1,146,267       1,136,630       1,051,357
Borrowings                                       291,287          340,897          426,079         360,396         215,486
Preferred securities(1)                           43,750           43,750           43,750          43,750          27,750
Shareholders' equity                              55,201           45,517           49,459          44,868          42,644

SELECTED OPERATIONS DATA:
Total interest income                        $    92,188      $   114,841      $   127,787     $   111,921     $    85,728
Total interest expense                            60,061           81,962           88,673          73,644          53,784
                                             -----------      -----------      -----------     -----------     -----------
  Net interest income                             32,127           32,879           39,114          38,277          31,944
Provision for loan losses                          5,720            6,505            6,350           6,310           2,650
                                             -----------      -----------      -----------     -----------     -----------
  Net interest income after provision
    for loan losses                               26,407           26,374           32,764          31,967          29,294
Loan servicing income, net                       (13,640)          (3,986)           1,148           1,358             788
Net gain on sale of loans and securities          11,981            9,567            3,573           1,781           3,523
Other noninterest income                          11,204            8,181            4,834           4,016           3,006
Noninterest expense                               56,332           46,142           40,160          32,591          25,523
                                             -----------      -----------      -----------     -----------     -----------
  Income (loss) before income taxes
    and extraordinary item                       (20,380)          (6,006)           2,159           6,531          11,088
Income tax expense (benefit)                      (6,990)          (2,438)             662           2,020           4,049
Extraordinary item(2)                                 --               --               --              --             245
                                             -----------      -----------      -----------     -----------     -----------
Net income (loss)                            $   (13,390)     $    (3,568)     $     1,497     $     4,511     $     6,794
                                             ===========      ===========      ===========     ===========     ===========


(1) Consists of 9.50% preferred securities sold during the second quarter of 1999 by Metropolitan Capital Trust II and 8.60% preferred securities sold during the second quarter of 1998 by Metropolitan Capital Trust I.

(2) The extraordinary item represents expenses associated with the early retirement of the outstanding 10% subordinated notes.

                                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------

                                                    2002               2001              2000             1999             1998
                                                    ----               ----              ----             ----             ----
PER SHARE DATA, RESTATED
  FOR STOCK SPLITS:
Basic net (loss) income per share           $       (0.94)    $       (0.44)    $        0.19    $        0.57    $        0.88
Diluted net (loss) income per share                 (0.94)            (0.44)             0.19             0.57             0.87
Book value per share                                 3.42              5.60              6.11             5.56             5.50
Tangible book value per share                        3.25              5.29              5.79             5.26             5.15

PERFORMANCE RATIOS:
Return on average assets                            (0.88)%           (0.24)%            0.09%            0.30%            0.64%
Return on average equity                           (23.97)            (8.40)             3.30            10.09            17.16
Interest rate spread                                 2.01              1.93              2.31             2.52             2.90
Net interest margin                                  2.31              2.19              2.56             2.73             3.16
Average interest-earning
  assets to average
  interest-bearing liabilities                     107.76            104.37            103.09           103.73           104.96
Noninterest expense to
  average assets  3.70                               2.82              2.45              2.17             2.39
Efficiency ratio(1)                                135.16            103.59             83.21            71.05            64.45

ASSET QUALITY RATIOS:(2)
Nonperforming loans to total loans                   2.52%             2.68%             1.15%            0.79%            1.23%
Nonperforming assets to total assets                 2.10              2.09              1.12             0.91             1.34
Allowance for losses on loans to
 total loans                                         1.59              1.49              1.07             0.92             0.66
Allowance for losses on loans to
 nonperforming total loans                          63.13             56.21             94.65           117.52            54.44
Net charge-offs to average loans                     0.54              0.26              0.27             0.19             0.16

CAPITAL RATIOS:
Shareholders' equity to total assets                 3.74%             2.83%             2.92%            2.79%            3.13%
Average shareholders' equity
  to average assets                                  3.68              2.88              2.77             2.97             3.70
Tier 1 capital to total assets(3)                    7.50              6.45              6.31             6.57             6.27
Tier 1 capital to risk-weighted assets(3)            9.82              8.39              8.45             8.58             7.85

OTHER DATA:
Loans serviced for others (000's)           $   2,237,458     $   2,203,873     $   1,937,499    $   1,653,065    $   1,496,347
Number of full service offices                         24                24                23               20               17
Number of loan production offices                       6                 9                10                8                5


(1) Equals noninterest expense less amortization of intangible assets divided by net interest income plus noninterest income (excluding gains or losses on securities transactions).

(2) Ratios are calculated on end of period balances except net charge-offs to average loans.

(3)         Ratios are for the Bank only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The reported results of the Company primarily reflect the operations of the Bank and the financing activities of the Company. Our results of operations are dependent on a variety of factors, including the general interest rate environment, competitive conditions in the industry, governmental policies and regulations and conditions in the markets for financial assets. Like most financial institutions, the primary contributor to our income is net interest income, the difference between the interest we earn on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Our operations are also affected by noninterest income, such as loan servicing fees, servicing charges on deposit accounts, and gains or losses on the sales of loans and securities. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, and general and administrative expenses.

         On July 26, 2001, the Company entered into a supervisory agreement with the OTS, which required us to prepare and adopt a plan for raising capital that uses sources other than increased debt or which requires additional dividends from the Bank. Additionally, the Bank entered into a separate supervisory agreement with the OTS and the ODFI on July 26, 2001. We, as well as the Bank, are working to comply with all of the provisions of the Supervisory Agreement. See Item 1. Business - Supervisory Directive/Supervisory Agreements on page 3 for details of the agreements and a discussion progress to date on the requirements of the plans.

        On July 8, 2002, the OTS issued the Supervisory Directive to the Company and the Bank. The Supervisory Directive, requires the Boards of Directors of the Bank and the Company to act immediately to take corrective action to address certain weaknesses and to halt certain unsafe and unsound practices, regulatory violations, and violations the Supervisory Agreement, dated July 26, 2001, between the Bank, the OTS, and the ODFI.

         On October 23, 2002, the Company and Sky Financial executed a definitive agreement for Sky Financial to acquire all the stock of the Company and merge the Company into Sky Financial.

         Pursuant to the definitive agreement, stockholders of the Company will be entitled to elect to receive, in exchange for each share of the Company's common stock held, either $4.70 in cash or .2554 shares of Sky Financial, or a combination thereof, subject to certain adjustments. The election process, however, is subject to certain allocation and adjustment mechanisms that are reflected in the definitive agreement, which provides that no more than 70% and no less than 55% of the Company's shares will be exchanged for Sky Financial common stock.

         The transaction provides for the merger of the Company into Sky Financial, and the subsequent merger of the Bank into Sky Bank, Sky Financial's commercial banking affiliate.

         The acquisition is expected to close on April 30, 2003. For information surrounding the acquisition, refer to the Form S-4/A filed by Sky Financial with the Securities and Exchange Commission on January 30, 2003.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation allowance to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of discounted cash flow modeling techniques.

         The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this Management's Discussion and Analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the valuation of mortgage and other servicing assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

         The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is discussed in the Asset Quality section of this Management's Discussion and Analysis.

         Mortgage and other servicing assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows on a loan-by-loan basis. Some of the significant variables are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash and an estimated rate of return on idle cash. In general, the market value of purchased or originated servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life of the loan and the estimated income from idle funds both increase as interest rates increase and decrease as interest rates decrease. Because there are a number of estimates involved, the end product is necessarily an estimate and is very sensitive to changes in interest rates. Projecting changes in servicing values is difficult because it involves estimating how rates will change at a number of points along the yield curve. Alternatively, the fair value of servicing rights may be determined by obtaining an independent third party appraisal.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         Net Income. The Company reported a net loss of $13.4 million, or $0.94 per share, for the year ended December 31, 2002, an increase of $9.8 million from the net loss of $3.6 million, or $0.44 per share, for the year ended December 31, 2001. For the year ended December 31, 2002, net interest income decreased $0.8 million and provision for loan losses decreased $0.8 million from the prior year. Noninterest income decreased $4.2 million for the year ended December 31, 2002, over the same period in the prior year and noninterest expense increased $10.2 million compared to the same period in the prior year. Noninterest income and expense were $9.5 million and $56.3 million, respectively, for the year ended December 31, 2002, as compared to $13.8 million and $46.1 million, respectively, for the year ended December 31, 2001.

         The primary reasons for the increase in the net loss for the year ended December 31, 2002, are a permanent impairment charge of $9.6 million taken against the Company's premises and equipment and a net loss from loan servicing of $13.6 million for the year ended December 31, 2002, due to increased amortization and increased impairment of loan servicing rights in a declining interest rate environment.

         Interest Income. Total interest income for the year ended December 31, 2002, decreased $22.6 million, or 19.8%, from $114.8 million for the year ended December 31, 2001 to $92.2 million for the year ended December 31, 2002. There are two primary reasons for the decline in interest income over 2001. First, yields on interest-earning assets declined to 6.57% for the year ended December 31, 2002, from 7.57% for the same period in 2001. Secondly, average-earning assets declined 7.0% to $1.418 billion at December 31, 2002, from $1.525 billion at December 31, 2001. The decrease in average earning assets contributed $12.3 million to the decrease in interest income for the year ended December 31, 2002. The decline in the yield on earning assets for the year ended December 31, 2002, compared to the same period in the prior year was primarily due to declines in the level of short term interest rates from 2001 to 2002. The decline in yield contributed $10.3 million to the decrease in interest income for the year ended December 31, 2002.

         Interest Expense. Total interest expense decreased $21.9 million, or 26.7%, from $82.0 million for the year ended December 31, 2001 to $60.1 million for the year ended December 31, 2002. Interest expense for the year ended December 31, 2002, decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds compared to the prior year. The average balance of interest-bearing deposits decreased 9.9% to $1.316 billion at December 31, 2002, from $1.461 billion at December 31, 2001. This decrease includes a significant decrease in out of state and brokered certificates of deposit, which generally carry a higher interest rate than local deposits of the Bank. Average borrowings decreased $53.7 million, or 14.3%, as compared to the same periods in 2001. The decrease in average interest-bearing liabilities contributed $7.8 million to the decrease in interest expense for the year ended December 31, 2002. The Company's cost of funds decreased to 4.56% for the year ended December 31, 2002, as compared to 5.64% for the same period in 2001. The lower cost of funds contributed $14.4 million to the decrease in interest expense for the year ended December 31, 2002.


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

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                          2002                           2001                             2000
                                          ----                           ----                             ----
                                AVERAGE             AVERAGE    AVERAGE                 AVERAGE    AVERAGE            AVERAGE
                                BALANCE   INTEREST   RATE      BALANCE    INTEREST      RATE      BALANCE  INTEREST    RATE
                                -------   --------   ----      -------    --------      ----      -------  --------    ----
                                                                    (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS:
Loans receivable                $1,091,457  $77,779   7.13%  $1,237,551    $97,518       7.88% $1,257,530  $107,504     8.55%
Mortgage-backed securities         162,254    9,348   5.76      191,142     12,422       6.50     221,645    15,353     6.93
Other                              164,110    5,061   3.70       95,880      4,901       5.63      72,846     4,930     7.33
                                ----------  -------          ----------     ------             ----------  --------
  Total interest-earning assets  1,417,821   92,188   6.57    1,524,573    114,841       7.57   1,552,021   127,787     8.26
                                            -------                         ------                         --------
Nonearning assets                  105,206                      112,272                            90,200
                                ----------                   ----------                        ----------
         Total assets           $1,523,027                   $1,636,845                        $1,642,221
                                ==========                   ==========                        ==========

INTEREST-BEARING LIABILITIES:
Deposits                        $  950,757  $36,001   3.79%  $1,042,091    $54,545       5.23% $1,063,839   $59,565     5.60%
Borrowings                         321,203   20,080   6.25      374,899     23,781       6.34     397,979    26,071     6.55
Junior subordinated debentures      43,750    3,980   9.10       43,750      3,993       9.13      43,750     3,993     9.13
                                ----------  -------          ----------     ------             ----------  --------
  Total interest-bearing
    liabilities                  1,315,710   60,061   4.56    1,460,740     82,319       5.64   1,505,568    89,629     5.95
                                            -------                         ------       ----              --------     ----
Noninterest-bearing liabilities    151,452                      128,958                            91,221
Shareholders' equity                55,865                       47,147                            45,432
                                ----------                   ----------                        ----------
  Total liabilities and
    shareholders' equity        $1,523,027                   $1,636,845                        $1,642,221
                                ==========                   ==========                        ==========
Net interest income before
  capitalized interest and
  interest rate spread                       32,127   2.01%                 32,522       1.93%               38,158     2.31%
                                            =======   ====                  ======       ====              ========     ====

Net interest margin                                   2.31%                              2.19%                          2.56%
Interest expense capitalized                     --                            357                              956
                                            -------                         ------                         --------
Net interest income                         $32,127                       $ 32,879                          $39,114
                                            =======                         ======                         ========
Average interest-earning assets
  to average interest bearing
     liabilities                                    107.76%                            104.37%                        103.09%


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

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                      2002 VS. 2001                             2001 VS. 2000
                                                   INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                   -------------------                       -------------------
                                                         CHANGE        CHANGE                      CHANGE        CHANGE
                                             TOTAL       DUE TO        DUE TO          TOTAL       DUE TO        DUE TO
                                            CHANGE       VOLUME         RATE          CHANGE       VOLUME         RATE
                                            ------       ------         ----          ------       ------         ----
                                                                          (IN THOUSANDS)

INTEREST INCOME ON:
Loans receivable                            $(19,739)    $(10,904)     $ (8,835)      $(9,986)      $(1,685)     $(8,301)
Mortgage-backed securities                    (3,074)      (1,756)       (1,318)       (2,931)       (2,023)        (908)
Other                                            160          308          (148)          (29)         (109)           80
                                             -------      -------       -------       --------       -------      -------
  Total interest income                      (22,653)    $(12,352)     $(10,301)      (12,946)      $(3,817)     $ (9,129)
                                             -------      =======       =======       --------       =======      ========

INTEREST EXPENSE ON:
Deposits                                    $(18,544)    $ (4,462)     $(14,082)      $(5,020)      $(1,199)     $ (3,821)
Borrowings                                    (3,701)      (3,362)         (349)       (2,290)       (1,481)         (809)
Junior Subordinated Debentures                   (13)          --           (13)           --            --            --
                                             -------      -------       -------       --------       -------      -------
  Total interest expense                     (22,258)    $ (7,824)     $(14,434)       (7,310)      $(2,680)     $ (4,630)
                                             -------      =======       ========       -------        ======      ========
   Interest expense capitalized                 (357)                                    (599)
                                             --------                                  -------
    Increase (decrease) in net
      interest income                       $   (752)                                 $(6,235)
                                            ========                                  =======

         Provision for Loan Losses. The provision for loan losses decreased $0.8 million to $5.7 million for the year ended December 31, 2002. Management decreased the provision for loan losses during the year primarily due to the decrease of $3.6 million in nonperforming loans from December 31, 2001 and the aggressive position the Bank took during 2002 to charge off loans that had deteriorating credit. As a result, the allowance for losses on loans at December 31, 2002, was $17.1 million, or 1.59% of total loans, as compared to $17.3 million, or 1.49% of total loans, at December 31, 2001.

         Noninterest Income. Total noninterest income decreased 30.6%, or $4.2 million to $9.5 million for the year ended December 31, 2002, as compared to $13.8 million for the prior year.

         Gain on sale of loans was $8.0 million for the year ended December 31, 2002, as compared to $7.2 million for the year ended December 31, 2001. The primary reason for the slight increase in the gain on sale of loans is the significant increase in the amount of residential loans that were sold in 2002 as compared to 2001. This increase was partially offset by a decline in the number of multifamily and commercial real estate loans that the Company has sold. Since the first quarter of 2002, the Company has chosen to no longer sell its commercial real estate and multifamily loans in the secondary market, except where the Company may choose to reduce exposure with certain existing relationships, or to allow the Company to grant additional loans to an existing borrower without increasing its overall exposure to any such individual borrower. The decision to keep these loans in the Company's portfolio was based on the Company's improved capital position after its stock offerings during the first quarter of 2002. Additionally, in the current interest rate environment, the loan servicing portion of the gain on sale of loans has decreased significantly due to increased prepayment speeds and the shorter expected average life of the portfolio. The proceeds from sales of residential loans held for sale and related sales of securitized residential loans in 2002 were $976.3 million as compared to $808.1 million in fiscal 2001. Proceeds from the sale of multifamily and commercial real estate loans were $6.5 million for the year ended December 31, 2002, as compared to $99.6 million for fiscal 2001.

         There were losses from net loan servicing of $13.6 million for the year ended December 31, 2002, a $9.6 million increase from 2001. The primary reason for the higher losses was the increased amortization and impairment of servicing rights due to an increase in loan prepayments in 2002 compared to the same period in 2001. The portfolio of loans serviced for others stayed flat as compared to December 31, 2001, at $2.2 billion at December 31, 2002. If interest rates level off and potentially increase, prepayment speeds will decrease which should decrease amortization expense and impairment of the loan servicing rights and which will decrease losses from loans servicing during 2003.

         Service charges on deposit accounts increased 94.2% to $3.2 million for the year ended December 31, 2002, as compared to $1.6 million for 2001. The primary reason for the significant increase is due to new fee-generating programs that the Company implemented during 2002.

         The Company had $4.0 million in gains on the sale of securities, an increase of $1.6 million from the same period in 2001. In both periods the majority of the gains were the result of securitizing one-to-four family loans and simultaneously selling those securities. During 2002, these gains from securitizing one-to-four family loans were partially offset by losses from selling the Company's Freddie Mac Preferred Stock.

         Other operating income increased to $8.0 million for the year ended December 31, 2002, as compared to $6.5 million for the same period in the prior year. The majority of the gain came from an increase of $703,000 in rental income as compared to 2001. The Company has leased out more of its space in 2002 than it did in 2001. A significant portion of the Company's rental property is held for sale. Should these properties be sold, the Company would have a significant decline in its rental income. Gains from the sale of the Company's artwork increased $177,000. Additionally, included in other operating income is a one-time gain of $203,000 recorded on the sale of our credit card portfolio and a gain of $43,000 on the transfer of the majority of the Bank's trust assets.

         Noninterest Expense. Total noninterest expense increased to $56.3 million in the year ended December 31, 2002, compared to $46.1 million for fiscal 2001. The majority of the increase is due to an impairment charge of $9.6 million taken against premises and equipment.

         Salaries and related personnel costs decreased $1.1 million for the year ended December 31, 2002, as compared to 2001. The Company announced an efficiency program during the second quarter of 2002 that has reduced total employees and the Company's personnel related expenses.

         Occupancy costs decreased $379,000 for the year ended December 31, 2002, over 2001. The primary reason that occupancy costs have decreased is that the Company is holding a significant amount of premises and equipment for sale in June 2002. This has caused a significant decrease in depreciation expense, since premises and equipment held for sale is not depreciated. Since no new offices have been opened in 2002, the Company's occupancy costs have stabilized over the last 12 months. The Company is not planning to open any new facilities in the near future, which will allow occupancy costs to remain stable.

         Data processing expense increased $129,000 for the year ended December 31, 2002, as compared to 2001. Data processing costs have stabilized in 2002 after seeing significant growth in 2001 due to the Bank's systems conversion in September 2000.

         Marketing expense decreased $177,000 for the year ended December 31, 2002, as compared to the prior year. Marketing costs in 2002 were limited to more routine activities as compared to prior years. This is part of an ongoing effort to reduce marketing expenses.

         State franchise taxes increased $81,000 for the year ended December 31, 2002, as compared to 2001. The primary reason for the increase was a benefit of approximately $500,000 from utilizing holding company rules in 2001 which were not available in 2002. This increase was partially offset by a $426,000 refund received in May 2002 from amending prior year returns to reflect a refinement of the allocation of taxes among the various states where the Bank conducts business.

         At December 31, 2002, premises and equipment held for sale included certain parcels of land and buildings and all works of art owned by the Company. During June 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive, management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties, the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8.8 million loss on the valuation impairment of these properties in the second quarter. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or on third party purchase offers for the properties. Management obtained an appraisal in the third quarter to determine the fair value of one of these properties. As a result of this appraisal, the Company lowered their carrying values by an additional $803,000. Any future valuation of these assets may result in additional adjustment to their carrying values.

         Real estate owned ("REO") expense decreased $371,000 for the year ended December 31, 2002, as compared to the same period in 2001. The reason for this decrease is that the Company is receiving a steady stream of income from an REO property.

         Legal expenses have increased $630,000 for the year ended December 31, 2002, as compared to the same period in 2001. The primary reason for this increase was the legal fees incurred by the Company in conjunction with the Supervisory Directive and the pending merger with Sky Financial.

         Other operating expenses, which include miscellaneous general and administrative costs such as loan servicing, loan processing costs, business development, check processing, ATM expenses, and professional expenses, other than legal, increased $2.5 million for the year ended December 31, 2002, as compared to 2001. These increases were generally the result of increases in loan processing costs and various miscellaneous expenses.

         On June 6, 2002, the Company announced that it was undergoing a restructuring plan that would be concluded by year-end. The Company currently projects annualized cost savings of $3.0 million as a result of improved process efficiencies and personnel reductions. The Company originally expected to incur costs in connection with the restructuring, primarily personnel related, of $0.5 million to $1.0 million, to be taken in the third quarter of 2002. Since most of the personnel reductions were the result of attrition, the Company's restructuring costs were $39,000 for 2002. No further restructuring expense is anticipated.

         Provision(benefit) for Income Taxes. The Company's income tax benefit increased to $7.0 million for the year ended December 31, 2002, as compared to the prior year period. The primary reason for the increase in the benefit was due to the fact that the Company had a larger pre-tax loss during the year ended December 31, 2002, as compared to the same period in the prior year. The effective tax rate for 2002 was 34.3% compared to 40.6% for 2001. The rate was much nearer to the 34.0% statutory rate in 2002 than 2001 because of the magnitude of the pretax loss larger while the permanent differences between book income and taxable income were comparable.





COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net Income. Net income for the year ended December 31, 2001 decreased $5.1 million to a net loss of $3.6 million as compared to net income of $1.5 million for the year ended December 31, 2000. For the year ended December 31, 2001, net interest income decreased $6.4 million and the provision for loan losses for the year ended December 31, 2001 increased $0.1 million from the same period in the prior year. Noninterest income increased $4.2 million for the year ended December 31, 2001 over the same period in the prior year and noninterest expense increased $6.0 million compared to the same period in the prior year. Noninterest expense amounted to $46.1 million for the year ended December 31, 2001 up from $40.2 million from the same period in the prior year.

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

         Interest Expense. Total interest expense decreased 7.6% to $82.0 million for the year ended December 31, 2001 from $88.7 million for the year 2000. Interest expense for the year ending December 31, 2001 decreased generally due to a lower average balance of interest-bearing liabilities outstanding and a lower cost of funds as opposed to the prior year. The average balance of interest-bearing deposits decreased $21.7 million, or 2.0%, for the year ended December 31, 2001 as compared to the year 2000. Average borrowings decreased $23.1 million, or 5.8%, for the year ended December 31, 2001 as compared to the year 2000. The Company's cost of funds decreased to 5.64% for the year 2001 as compared to 5.95% for the year 2000. In the year ended December 31, 2001, the Company experienced a lower cost on both deposits and borrowings compared to 2000.


         Net Interest Margin. The Company's net interest margin decreased 37 basis points to 2.19% for the year ended December 31, 2001 as compared to 2.56% for the comparable period in 2000. While interest rates in general and especially short-term interest rates were lower in 2001 than in 2000, net interest margin was negatively impacted because yields on assets fell more quickly than costs of interest-bearing liabilities. The greater impact on asset yields was due to the falling interest rates and the options that borrowers have to prepay loans. As rates decline, most borrowers have the option to prepay loans but the Bank does not have the option to call high cost certificates of deposit. The net interest margin was also negatively impacted by a conscious decision by management to lengthen the average remaining term of borrowings and certificates of deposit during 2000 and 2001 in order to reduce the Company's interest rate risk.

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

         Gains on sale of securities was $2.3 million for the year ended December 31, 2001 as compared to $0.7 million for the year 2000. The gains in the year 2001 were primarily the result of the sales of loans originated, securitized, and sold by the Bank to Freddie Mac. The gains in the year 2000 were the result of the sale of Fannie Mae securities which were part of the 1999 multifamily securitization and Freddie Mac securities comprised of residential loans. The higher level of gains in 2001 was due primarily to a higher volume of single-family loans that were originated, securitized and sold in 2001 compared to 2000.

         There were losses from net loan servicing of $4.0 million in the year ended December 31, 2001 as compared to income of $1.1 million for the year 2000. The primary reason for the decreased income was the increased amortization of servicing rights due to an increase in paid off loans in 2001 compared to the prior year. In addition, the Bank recorded an allowance of $0.8 million for loss due to impairment in 2001 compared to none in 2000. The portfolio of loans serviced for others increased to $2.2 billion at December 31, 2001 as compared to $1.9 billion at December 31, 2000. Origination of loan servicing partially offset payoffs and the amortization of existing loans serviced.

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

         Real estate owned expense was $1.6 million up from $0.4 million in the prior year. The increase was primarily due to a provision for loss on the sale of two commercial real estate properties. While these properties had been valued at fair value based on appraisals, a lack of qualified buyers over an extended period of time caused the Bank to reassess the fair values resulting in the provision.

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

         The table below provides information concerning the Bank's nonperforming assets and the allowance for losses on loans as of the dates indicated. All loans classified by management as impaired were also classified as nonperforming.

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                             2002           2001           2000         1999       1998
                                                             ----           ----           ----         ----       ----
                                                                                  (DOLLARS IN THOUSANDS)

Nonaccrual loans
   One-to-four family                                     $  2,378        $    394        $  484  $     1,183   $    512
   Multifamily                                                 507             758            --           --         --
   Commercial real estate                                    1,795           5,898           468        1,696      6,123
   Construction and land                                       143           1,489         1,133           42      1,824
   Consumer                                                  3,217           4,064         4,574        3,755      2,038
   Business                                                 19,051          17,999         1,646        2,257      1,734
                                                            ------          ------       -------      -------   --------
         Total nonaccrual loans                             27,091          30,602         8,305        8,933     12,231
Loans past due 90 days or more, still accruing                  --              85         6,434          448        460
                                                           -------         -------       -------      -------      -----
         Total nonperforming loans                          27,091          30,687        14,739        9,381     12,691
Real estate owned                                            3,876           2,791         4,262        5,263      5,534
                                                           -------         -------       -------      -------      -----
         Total nonperforming assets                        $30,967         $33,478       $19,001      $14,644    $18,225
                                                            ======          ======        ======       ======     ======

Nonperforming loans to total loans                           2.52%          2.68%          1.15%        0.79%      1.23%

Nonperforming assets to total assets                         2.10%          2.09%          1.12%        0.91%      1.34%

         Nonperforming loans at December 31, 2002 decreased $3.6 million to $27.1 million as compared to $30.7 million at December 31, 2001. Real estate owned increased $1.1 million over the same period. On March 26, 2001, based on financial projections provided by the borrowers on March 12, 2001, $14.7 million of business loans to several entities affiliated with each other were placed on nonaccrual status and were calculated to be impaired in the amount of $3.5 million. These loans are business loans secured by junior liens on several nursing homes and assisted living centers. The borrowers did not make any payments on these loans during the first quarter of 2001. The estimate of the impairment was the result of comparing the book value of the loans to the present value of cash flows expected to be received based on the most likely workout scenario. In May 2001, the borrowers began making interest payments on these loans. These loans were brought current as of September 30, 2002, through payments by the borrowers and a reduction in the rates charged on these loans. However, due to the continuing weakness of the borrowers, these loans are still considered impaired and nonperforming at December 31, 2002. The total of the loans was $15.1 million at December 31, 2002, and management determined the amount of the impairment of these loans to have remained $3.5 million.

         The Company also holds a tax-exempt municipal bond in its investment portfolio that it considers as impaired. However, since it is not a loan it is not included as nonperforming in the above table. The tax-exempt municipal bond represents a single issue secured by a multifamily property. The bond was reclassified to available for sale as of June 30, 2002, due to a decrease in the cash flow generated by the multifamily property to make required debt service payments on the bond and management's decision to market this security when the property, which serves as collateral for the bond, becomes fully occupied. In conjunction with this reclassification, it was determined that there was a permanent impairment to the bond's fair value and a realized loss of $550,000 was recorded in the second quarter of 2002. Since December 31, 2002, there has been further deterioration in this bond and a further impairment of $909,000 was recorded in the first quarter of 2003.

         The provision for loan losses decreased for the year ended December 31, 2002, as compared to the prior year period. The primary reason for the decrease in provision was the $3.6 million decrease in nonperforming loans as well as the $6.1 million of charge-offs the Bank took during 2002 to reduce its portfolio of loans with deteriorating credit.

         In addition to the nonperforming assets included in the table above, we identify potential problem loans which are still performing but have a weakness which causes us to classify those loans as substandard for regulatory purposes. There was $4.7 million of loans in this category at December 31, 2002, compared to $1.3 million of such loans at December 31, 2001.

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

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                           2002         2001            2000         1999          1998
                                                           ----         ----            ----         ----          ----
                                                                               (DOLLARS IN THOUSANDS)

BALANCE AT BEGINNING OF PERIOD                         $17,250        $13,951         $11,025       $6,909        $5,622
Charge-offs:
  One- to four-family                                       16             --              23           12             5
  Multifamily                                              271             --              --           31            39
  Commercial real estate                                   932             48              --          104            --
  Consumer                                               3,864          3,388           3,448        1,944           809
  Business                                               1,044             --             358          148           565
                                                     ---------      ---------        --------       ------         -----
         Total charge-offs                               6,127          3,436           3,829        2,239         1,418
Recoveries:                                                260            230             405           45            55
                                                     ---------       --------      ----------      -------        ------
Net charge-offs                                          5,867          3,206           3,424        2,194         1,363
Provision for loan losses                                5,720          6,505           6,350        6,310         2,650
                                                       -------        -------         -------        -----         -----
BALANCE AT END OF PERIOD                               $17,103        $17,250         $13,951      $11,025        $6,909
                                                        ======         ======          ======       ======         =====

Net charge-offs to average loans                         0.54%          0.26%           0.27%        0.19%         0.16%
Provision for loan losses to average loans               0.52%          0.53%           0.50%        0.54%         0.31%
Allowance for losses on loans to total
  nonperforming loans at end of period                  63.13%         56.21%          94.65%      117.52%        54.44%
Allowance for losses on loans to total
  loans at end of period                                 1.59%          1.49%           1.07%        0.92%         0.66%

         Loans decreased 7.6% in 2002 to $1.057 billion while the allowance for losses on loans decreased 0.9% to $17.1 million. Management decreased the allowance due to the ongoing analysis of the appropriate allowance for loan losses. We expect to continue to monitor the allowance for loan losses and, when necessary, change the allowance as the loan portfolio mix changes. We considered the following factors in determining that this decreased level of allowance for loan losses was adequate.

         - Total nonperforming loans at December 31, 2002 decreased 11.7% from a year earlier as compared to a 108.2% increase for the prior year.

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

         -        The impact of the economic slowdown.

         - Increase in allocation percentage in commercial real estate and business loans to reflect higher risk factors than had previously been utilized by the Bank.

         After careful consideration of all of these factors, we concluded that the Bank could decrease the allowance for loan losses again in 2002. Therefore, the provision for loan losses was $5.7 million in 2002 which resulted in an decrease in the allowance for loan losses to $17.1 million.

COMPARISON OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 FINANCIAL CONDITION

         Total assets were $1.477 billion at December 31, 2002, as compared to $1.608 billion at December 31, 2001, a decrease of $131 million. The decrease in assets was concentrated in mortgage backed securities available for sale, loans held for sale, premises and equipment and mortgage loan servicing rights. Under the Supervisory Agreement, the Bank has committed that quarter end assets will not exceed $1.702 billion during the term of the agreement. At December 31, 2002, assets for the Bank were $1.472 billion.

         Securities available for sale increased $18.9 million to $113.2 million at December 31, 2002, as compared to $94.4 million at December 31, 2001. The primary reasons for the increase were the transfer of $13.8 million in tax-exempt bonds to available for sale from held to maturity and the purchase of $199.3 million of U.S. agency notes and bills which was partially offset by $190.1 million of maturities of U.S. agency notes and bills and the sale of $4.6 million of Freddie Mac Preferred Stock.

         Loans receivable, net increased $34.5 million, or 3.6%, to $1.009 billion at December 31, 2002, from $974.5 million at December 31, 2001. This increase was due to transfers of commercial and multi-family loans of $81.5 million from held for sale to loans receivable. This was partially offset by decreases due to loan sales and repayments during 2002.

         Loans held for sale decreased $121.2 million to $48.1 million at December 31, 2002, from $169.3 million at December 31, 2001. The primary reasons for the decrease in this category are the loan sales that have occurred during 2002 and the decision to transfer all multi-family and commercial real estate loans from the loans held for sale category back into the loan portfolio, due to an improvement in the Bank's capital position.

         Federal Home Loan Bank stock decreased $3.1 million to $13.8 million at December 31, 2002, as compared to the December 31, 2001 balance. The reason for the decrease was the redemption of $5.1 million of Federal Home Loan Bank stock due to the decreased risk based capital position of the Bank as well as the decreased borrowings with the Federal Home Loan Bank. This decrease was partially offset by purchases of stock and the payment of stock dividends to the Bank from the Federal Home Loan Bank.

         Loan servicing rights, net, decreased $9.8 million to $13.1 million at December 31, 2002, as compared to $23.0 million at December 31, 2001. The primary reason for the decrease was the continuing decrease in interest rates through December 2002. The resulting increase in prepayment speeds has caused increased amortization and impairment of the servicing rights. This has increased the impairment of the value of the servicing rights to $5.4 million as well as accelerated the amortization of the servicing rights to $15.1 million in 2002, further decreasing the balance of loan servicing rights.. These decreases to the servicing rights more than offset the $10.7 million of servicing rights that were originated or acquired during 2002.

         Real estate owned increased $1.1 million, or 38.9%, to $3.9 million at December 31, 2002. The primary reason for the increase was the $4.2 million transfer into real estate owned of two properties in the first quarter of 2002 and a third property in the third quarter. This was partially offset by $1.2 million in additional provision taken during the year and $2.7 million in sales of real estate owned.

         Total deposits were $1.050 billion at December 31, 2002, a decrease of $92.2 million from the balance of $1.142 billion at December 31, 2001. The decrease resulted principally from decreased certificates of deposit balances of $122.3 million, including a decrease of $53.0 million in out of state and brokered certificates of deposit, which were partially offset by an increase in non-interest bearing checking accounts of $6.9 million and an increase of $23.2 million in interest-bearing checking and savings accounts.

         Borrowings decreased $49.6 million, or 14.6%, from December 31, 2001 to December 31, 2002. The decrease was the result of the paydown of Federal Home Loan Bank advances as well as the repayment of the $5.0 million commercial bank loan, which was replaced by a $5.0 million line of credit, which had a $2.7 million balance at December 31, 2002, and the $2.0 million repayment of the loan to the Company's majority shareholder.

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

         The Company's primary sources of funds currently are dividends from the Bank, which are subject to restrictions imposed by federal bank regulatory agencies and debt and equity offerings. Under the Supervisory Directive, the Bank is not currently permitted to pay dividends to the Company without prior OTS approval. The Company's primary use of funds is for interest payments on its existing debt. At December 31, 2002, the Company, excluding the Bank, had cash and readily convertible investments of $0.8 million. This includes $0.7 million the Company holds in liquid assets as a requirement of the subordinated notes due January 1, 2005. The Company also has $2.3 million available to borrow on a commercial bank line of credit.

         The Bank's liquidity ratio (average daily balance of liquid assets to average daily balance of net withdrawable accounts and short-term borrowings) at December 31, 2002, was 5.38%. At December 31, 2002, the Bank had approximately $34.8 million in cash and $40.6 million in short-term U.S. Treasury securities, which were available to sell or to pledge to meet liquidity needs.

         While principal repayments and Federal Home Loan Bank advances have been fairly stable sources of funds, deposit flows and loan prepayments are greatly influenced by prevailing interest rates, economic conditions, and competition. The Bank regularly reviews cash flow needed to fund its operations and adjusts loan and deposit rates as needed to balance cash available with cash needs.

         We have access to wholesale borrowings based on the availability of eligible collateral. The Federal Home Loan Bank makes funds available for housing finance based upon the blanket or specific pledge of certain one- to four-family and multifamily loans and various types of investment and mortgage-backed securities. The Bank had remaining borrowing capacity at the Federal Home Loan Bank of approximately $40 million at December 31, 2002.

         At December 31, 2002, $244.2 million, or 23.3%, of the Bank's deposits were in the form of certificates of deposit of $100,000 and over. The Bank has also accepted out-of-state time deposits from individuals and entities, predominantly credit unions. These deposits typically have balances of $90,000 to $100,000 and have a term of one year or more. At December 31, 2002, approximately $12.8 million, or 1.2% of our deposits were held by these individuals and entities. Of these out-of-state time deposits, $6.5 million were also included in the $100,000 and over time deposits discussed above. During 2000, the Bank received regulatory approval and began accepting brokered deposits. At December 31, 2002, brokered deposits totaled $62.0 million. The total of all certificates of deposits from brokers, out-of-state sources, and other certificates of deposit of $100,000 and over was $251.5 million at December 31, 2002, or 23.95%, of total deposits compared to $305.1 million, or 26.7% of total deposits, at December 31, 2001. This decrease shows that the Bank is reducing its reliance on riskier wholesale deposits. The supervisory agreement requires that the Bank reduce its reliance on volatile funding sources, including but not limited to, brokered and out-of-state deposits. Brokered and out-of-state deposits have decreased from $127.8 million at December 31, 2001 or 11.1% to $74.8 million, or 7.1% of total deposits, at December 31, 2002. The Supervisory Agreement does not call for a specific amount of reduction or a specific time frame in which to make the reduction. Since many of these depositors are not located near our retail sales offices these deposits tend to be less stable and less likely to renew if our rates are not competitive with national rates. Our dependence on these wholesale types of deposits creates the risk that we might experience a liquidity shortage if we stopped issuing or renewing these types of certificates of deposit or that we would have to pay high rates to renew or replace these funds which would negatively impact our profitability. In order to minimize these risks, we monitor the maturity of these types of funds so their maturities are staggered. We also deal with several brokers and compare rates among them to be sure we are paying competitive rates. If a liquidity shortage occurs, we have the ability to generate additional liquidity beyond the cash and securities mentioned above by stopping the issuance of commitments to make new loans and selling some or all of the $48.1 million of loans we own that are classified as held for sale at December 31, 2002. Such a liquidation of loans held for sale could have a negative impact on net interest income.

         The financial market makes funds available through reverse repurchase agreements by accepting various investment and mortgage-backed securities as collateral. The Bank had borrowings through reverse repurchase agreements of $49.9 million at December 31, 2002.

         Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements. The following table presents. as of December 31, 2002, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

                                                                             DUE IN
                                      --------------------------------------------------------------------------------
                                       ONE YEAR           ONE TO            THREE TO         MORE THAN
                                        OR LESS         THREE YEARS        FIVE YEARS       THREE YEARS         TOTAL
                                        -------         -----------        ----------       -----------         -----
                                                                        (DOLLARS IN THOUSANDS)

Deposits without a stated maturity    $ 457,189                                                                $457,189
Certificates of deposit                 362,489         $ 151,123            $78,149          $ 1,273           593,034
Borrowed funds and long term debt        91,024           166,926             17,900           15,437           291,287
Trust preferred securities                   --                --                 --           43,750            43,750
Operating leases                            889             1,369                915            1,894             5,067
                                      ---------         ---------           --------          -------          --------
   Total                               $911,591          $319,418            $96,964          $62,354        $1,390,327
                                        =======           =======             ======           ======         =========

         A schedule of significant commitments at December 31, 2002, follows:

                                                                                                     (DOLLARS IN THOUSANDS)

Commitments to extend credit:
   Fixed loans                                                                                               $86,087
   Variable loans                                                                                             65,058
Standby letters of credit                                                                                      5,301
Net commitments to sell mortgage loans or mortgage-backed securities                                          72,979

         Further discussion of these commitments is included in Note 17 of the Company's consolidated financial statements. Additionally. the Company has multifamily loans that it securitized with limited recourse. The buyer has contracted with an insurance company to provide mortgage insurance covering the first $5 million of losses. The Bank is contingently liable for the next $8.7 million of losses. The buyer has accepted financial responsibility for all losses in excess of $13.7 million. There have been no losses to date on any of the multifamily loans securitized by the Bank.

         Capital. The OTS imposes capital requirements on savings associations. Savings associations are required to meet three minimum capital standards: (i) a leverage requirement, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. Such standards must be no less stringent than those applicable to national banks. In addition, the OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Bank's regulatory capital ratios at December 31, 2002, were in excess of the requirements to be categorized as "well capitalized" specified by OTS regulations as shown by the following table:

                                        TANGIBLE CAPITAL            CORE CAPITAL            RISK-BASED CAPITAL
                                        ----------------            ------------            ------------------
                                                                 (DOLLARS IN THOUSANDS)
Capital amount
Actual                                $   110,111     7.50%     $   110,111      7.50%    $   120,416     10.80%
Required                                   29,376     2.00           73,439      5.00         111,485     10.00
                                      -----------  -------      -----------  --------     -----------   -------
Excess (Deficiency)                   $    80,375     5.50%     $    36,672      2.50%    $     8,931      0.80%
                                      ===========  =======      ===========  ========     ===========   =======

RECENT ACCOUNTING DEVELOPMENTS

         In July 2002, SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities was issued and it became effective beginning January 1, 2003. This statement requires a cost associated with an exit or disposal activity, such as the sale or termination of a line of business, the closure of business activities in a particular location, or a change in management structure, to be recorded as a liability at fair value when it becomes probable the cost will be incurred and no future economic benefit will be gained by the company for such cost. The adoption of this standard is not expected to have a material impact on the Company.

         In October 2002, SFAS 147, Acquisitions of Certain Financial Institutions was issued. This statement provides guidance on the accounting for the acquisition of a financial institution and supersedes SFAS 72. SFAS 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. This statement also modifies SFAS 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets. The issuance of the new guidance is not expected to have a material effect on the Company.

         In December 2002, SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure was issued. This statement provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The Company has elected not to report stock-based compensation under the fair value method of accounting.


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

         - the ability of the Company and the Bank to timely meet their obligations under their respective supervisory agreements and directive;

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

         -        monthly forecasting process;

         - monthly review of listing of liability rates and maturities by month;

         - quarterly shock report of effect of sudden interest rate changes on net interest income;

         - quarterly shock report of effect of sudden interest rate changes on net value of portfolio equity;

         - monthly analysis of rate and volume changes in historic net interest income;

         -        monthly forecast of balance sheet activity; and

         -        weekly review of deposit offering rates and maturities.

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

         One of the ways we monitor interest rate risk quantitatively is to measure the potential change in net interest income based on various immediate changes in market interest rates. The following table shows the expected change in net interest income for immediate sustained parallel shifts of 1% and 2% in market interest rates as of the end of the last two years. The results for a downward parallel shift of 2% at December 31, 2002 and 2001 are not meaningful because some rates such as Federal Funds are already less than 2%.

                                                                EXPECTED CHANGE IN NET INTEREST INCOME
                                                                --------------------------------------
CHANGE IN INTEREST RATE                                   DECEMBER 31, 2002                  DECEMBER 31, 2001
-----------------------                                   -----------------                  -----------------

          +2%                                                    +9%                                +7%
          +1%                                                    +5%                                +3%
          -1%                                                    +2%                                -1%
          -2%                                                    N/A                                N/A

        The change in net interest income from a change in market rates is a short-term measure of interest rate risk. The results above indicate that at December 31, 2001 the Company had exposure to falling rates but would benefit from rising rates. The expected change in net interest income at December 31, 2002 was impacted by a shift in the balance sheet towards short-term liabilities. During the year, short-term interest-earning assets increased in dollar amount to a greater extent than short-term interest-bearing liabilities. The net result was an increase in the benefit in 200 and 100 basis point rising rate scenarios. The Company now has a benefit in a falling rate scenario.

         Another quantitative measure of interest rate risk is the change in the market value of all financial assets and liabilities based on various immediate sustained shifts in market interest rates. This concept is also known as net portfolio value and is the methodology used by the Office of Thrift Supervision in measuring interest rate risk. The following table shows the expected change in net portfolio value for immediate sustained parallel shifts of 1% and 2% in market interest rates as of the end of the last two years. The results for a downward parallel shift of 2% at December 31, 2002 and 2001 are not meaningful because some rates such as Federal Funds are already less than 2%.


                                                                 EXPECTED CHANGE IN NET PORTFOLIO VALUE
                                                                 --------------------------------------
CHANGE IN INTEREST RATE                                   DECEMBER 31, 2002                  DECEMBER 31, 2001
-----------------------                                   -----------------                  -----------------

            +2%                                                    +13%                              -4%
            +1%                                                     +8%                              -2%
            -1%                                                     -5%                              -3%
            -2%                                                     N/A                              N/A

         The change in net portfolio value is a long-term measure of interest rate risk. It assumes that no significant changes in assets or liabilities held would take place if there were a sudden change in interest rates. Because interest rate risk is monitored regularly and the Company actively manages that risk, these projections serve as a worst-case scenario assuming no reaction to changing rates. The results above indicate that a rising rate environment, as measured by post-shock NPV, is now beneficial to the Company. The reason is that the Company's assets have a shorter repricing or maturity duration than the Company's liabilities. This duration scenario has changed significantly since December 31, 2001. For comparability purposes, the numbers previously reported at December 31, 2001 have changed due to a refinement during 2002 of the assumptions used in 2001. Under Thrift Bulletin 13a, the Company falls in the minimal interest rate risk category as December 31, 2002, based upon current sensitivity to interest rate changes and the current level of regulatory capital.



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

         At the present time we do not hold any trading positions, foreign currency positions, or commodity positions. Equity investments are approximately 1.1% of assets and 83.0% of that amount is held in Federal Home Loan Bank stock which can be sold to the Federal Home Loan Bank of Cincinnati at par. Therefore, we do not consider any of these areas to be a source of significant market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Board of Directors and Shareholders
Metropolitan Financial Corp.
Highland Hills, Ohio

         We have audited the accompanying consolidated statements of financial condition of Metropolitan Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metropolitan Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         In 2001, the Company changed its method of accounting for derivative instruments and hedging activities to comply with newly issued guidelines.



                                          Crowe, Chizek and Company LLP


Cleveland, Ohio
February 21, 2003

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                           DECEMBER 31, 2002 AND 2001

                             (Dollars in thousands)

                                                                                     2002                        2001
                                                                                     ----                        ----

ASSETS
Cash and due from banks                                                        $     30,469                $     46,699
Interest-bearing deposits in other banks                                              4,323                         577
Securities available for sale                                                       113,246                      94,354
Securities held to maturity (fair value: 2002-$167, 2001-$12,107)                       165                      14,829
Mortgage-backed securities available for sale                                       152,983                     167,313
Loans held for sale                                                                  48,136                     169,320
Loans receivable (net of allowance of $17,103 and $17,250)                        1,008,916                     974,452
Federal Home Loan Bank stock available for sale                                      13,823                      16,889
Premises and equipment, net                                                          22,493                      62,831
Premises and equipment held for sale                                                 34,534                       8,669
Loan servicing rights, net                                                           13,104                      22,951
Accrued income, prepaid expenses and other assets                                    28,801                      24,233
Real estate owned, net                                                                3,876                       2,791
Goodwill and other intangible assets                                                  2,630                       2,512
                                                                                  ---------                   ---------
         Total assets                                                            $1,477,499                  $1,608,420
                                                                                  =========                   =========

LIABILITIES
Noninterest-bearing deposits                                                    $   152,997               $     146,055
Interest-bearing deposits                                                           897,226                     996,339
                                                                                  ---------                   ---------
         Total deposits                                                           1,050,223                   1,142,394
Borrowings                                                                          291,287                     340,897
Other liabilities                                                                    37,038                      35,862
Guaranteed preferred beneficial interests in the
 corporation's junior subordinated debentures                                        43,750                      43,750
                                                                                  ---------                   ---------
         Total liabilities                                                        1,422,298                   1,562,903

SHAREHOLDERS' EQUITY
Preferred stock, 10,000,000 shares authorized, none issued                               --                          --
Common stock, no par value, 30,000,000 and 10,000,000 shares authorized,
16,151,450 and 8,128,663 shares issued and outstanding in 2002 and 2001,
 respectively                                                                            --                          --
Additional paid-in-capital                                                           44,561                      20,978
Retained earnings                                                                    12,710                      26,100
Accumulated other comprehensive loss                                                 (2,070)                     (1,561)
                                                                                  ---------                   ---------
         Total shareholders' equity                                                  55,201                      45,517
                                                                                  ---------                   ---------
           Total liabilities and shareholders' equity                            $1,477,499                  $1,608,420
                                                                                 ==========                   =========


          See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                  (Dollars in thousands, except per share data)

                                                                      2002                  2001                   2000
                                                                      ----                  ----                   ----
INTEREST INCOME
Interest and fees on loans                                         $ 77,779               $  97,518             $107,504
Interest on mortgage-backed securities                                9,348                  12,422               15,353
Interest and dividends on other securities                            5,061                   4,901                4,930
                                                                    -------               ---------            ---------
         Total interest income                                       92,188                 114,841              127,787
INTEREST EXPENSE
Interest on deposits                                                 36,001                  54,545               59,565
Interest on borrowings                                               20,080                  23,424               25,115
Interest on junior subordinated debentures                            3,980                   3,993                3,993
                                                                    -------                 -------              -------
         Total interest expense                                      60,061                  81,962               88,673
                                                                     ------                  ------               ------
NET INTEREST INCOME                                                  32,127                  32,879               39,114
Provision for loan losses                                             5,720                   6,505                6,350
                                                                    -------                 -------              -------
Net interest income after
   provision for loan losses                                         26,407                  26,374               32,764

NONINTEREST INCOME
Net gain on sale of loans                                             8,031                   7,224                2,849
Net gain on sale of securities                                        3,950                   2,343                  724
Loan servicing income (loss), net                                   (13,640)                 (3,986)               1,148
Service charges on deposit accounts                                   3,181                   1,638                1,517
Other operating income                                                8,023                   6,543                3,317
                                                                     ------                --------             --------
         Total noninterest income                                     9,545                  13,762                9,555

NONINTEREST EXPENSE
Salaries and related personnel costs                                 22,591                  23,719               21,247
Occupancy and equipment expense                                       6,026                   6,405                5,798
Data processing expense                                               1,912                   1,783                1,339
Legal expense                                                         1,318                     688                  781
Real estate owned expense, net                                        1,225                   1,596                  400
Federal deposit insurance premiums                                      913                   1,384                1,369
Marketing expense                                                       747                     924                1,199
State franchise taxes                                                   165                      84                1,002
Amortization of intangibles                                              10                     256                  265
Loss on impairment of premises and equipment held for sale            9,603                      --                   --
Other operating expenses                                             11,822                   9,303                6,760
                                                                     ------                  ------              -------
         Total noninterest expense                                   56,332                  46,142               40,160
INCOME (LOSS) BEFORE INCOME TAXES                                   (20,380)                 (6,006)               2,159
Provision (benefit) for income taxes                                 (6,990)                 (2,438)                 662
                                                                    --------               --------              -------
NET INCOME (LOSS)                                                  $(13,390)              $  (3,568)             $ 1,497
                                                                    ========               =========              ======

Basic and diluted earnings per share                                 $(0.94)                $(0.44)                $0.19


Weighted average shares for basic earnings per share             14,279,441               8,114,206            8,081,820
   Effect of dilutive stock options                                      --                      --                   --
                                                                   --------                --------              -------
Weighted average shares for diluted earnings per share           14,279,441               8,114,206            8,081,820
                                                                 ==========               =========            =========

          See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                             (Dollars in thousands)

                                                                                          ACCUMULATED
                                                          ADDITIONAL                         OTHER             TOTAL
                                            COMMON          PAID-IN        RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                             STOCK          CAPITAL        EARNINGS      INCOME (LOSS)        EQUITY
                                             -----          -------        --------      -------------        ------

BALANCE JANUARY 1, 2000                         --           $20,744           $28,171        $(4,047)           $44,868
Comprehensive income:
   Net income                                                                    1,497                             1,497
   Change in other comprehensive
     income (loss)                                                                              2,956              2,956
                                                                                                                 -------
         Total comprehensive income                                                                                4,453
   Stock purchase plan-36,108 shares                             138                                                 138
                                          --------        ----------      ------------     ----------        -----------
BALANCE DECEMBER 31, 2000                       --            20,882            29,668         (1,091)            49,459

Comprehensive income:
   Net loss                                                                     (3,568)                           (3,568)
Change in other comprehensive
      income (loss)                                                                               385                385
                                                                                                                     ---
         Total comprehensive income (loss)
               before cumulative effect of
               accounting change                                                                                  (3,183)
Cumulative effect of adopting a new
      method of accounting for
       derivatives and hedges                                                                    (855)              (855)
         Total comprehensive income (loss)                                                                        (4,038)
Stock purchase plan-28,811 shares                                 96                                                  96
                                          --------         ---------        ----------        -------            -------
BALANCE DECEMBER 31, 2001                       --            20,978            26,100         (1,561)            45,517

Comprehensive income:
   Net loss                                                                    (13,390)                          (13,390)
Change in other comprehensive
      income (loss)                                                                              (509)              (509)
                                                                                                                 --------
Total comprehensive income (loss)                                                                                (13,899)
Net proceeds from issuance of
   shares of common stock:
   Stock offering - 8,000,000 shares                          21,050                                              21,050
   Stock purchase plan-22,787 shares                              73                                                  73
Majority shareholder contribution                              2,460                                               2,460
                                           -------           -------         ---------      ---------            -------
BALANCE DECEMBER 31, 2002                  $    --           $44,561           $12,710        $(2,070)           $55,201
                                            ======            ======            ======         ======             ======



          See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                 (In thousands)

                                                                    2002                    2001                   2000
                                                                    ----                    ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $(13,390)             $   (3,568)            $    1,497
Adjustments to reconcile net income (loss)
   to net cash from operating activities:
   Net amortization and depreciation                              16,842                  12,553                  6,123
   (Gain)/Loss on sale of securities                              (3,950)                 (2,343)                  (724)
   Provision for loan and REO losses                               6,650                   7,656                  6,700
   Provision for impairment of mortgage servicing                  5,410                      --                     --
   Deferred tax provision                                         (3,414)                 (2,310)                  (896)
   Loans originated for sale                                    (435,952)               (486,027)              (222,337)
   Loans purchased for sale                                     (467,632)               (313,426)               (31,496)
   Proceeds from sale of securitized loans held for sale         296,799                 220,353                 61,892
   Proceeds from sale of loans held for sale                     679,469                 587,697                120,300
   Repayments on loans held for sale                                 264                     664                     87
   (Gain)/Loss on sale of commercial loans                           (51)                     --                     --
   (Gain)/Loss on sale of credit card portfolio                     (203)                     --                     --
   (Gain )/Loss on sale of premises, equipment
      and real estate owned                                        1,356                   1,150                    433
   Loss on impairment of premises and equipment
      held for sale                                                9,603                      --                     --
   FHLB stock dividend                                              (713)                 (1,265)                (1,073)
   Changes in other assets                                        (1,154)                 (5,268)                (4,278)
   Changes in other liabilities                                    1,176                  (3,224)                 5,391
                                                               ---------              ----------                -------
      Net cash from operating activities                          91,110                  12,642                (58,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Disbursement of loan proceeds                                   (523,093)               (287,368)              (419,130)
Purchases of:
   Loans                                                            (212)               (117,009)              (104,618)
   Mortgage-backed securities                                    (52,222)                (19,395)                (3,065)
   Securities available for sale                                (195,010)               (210,331)                (2,415)
   Mortgage servicing rights                                      (5,109)                 (5,364)               (10,804)
   FHLB stock                                                     (1,325)                     --                 (8,603)
   Premises and equipment                                         (1,988)                 (9,202)               (36,997)
   Interest bearing deposits in other banks                       (3,746)                     --                     --
Proceeds from maturities and repayments of:
   Loans                                                         513,345                 439,667                405,435
   Mortgage-backed securities                                     65,802                  48,983                 30,926
   Securities available for sale                                 182,739                 158,363                     --
   Securities held to maturity                                       315                     651                    405
   Interest-bearing deposits in other banks                           --                   2,150                     --
Proceeds from sale of:
   Loans                                                          11,459                  99,553                 93,171
   Mortgage-backed securities                                         --                      --                 35,489
   FHLB stock                                                      5,104                   5,000                     --
   Securities available for sale                                   7,326                      --                     --
   Premises, equipment and
      real estate owned                                            7,473                     348                  1,275
Additional investment in real estate owned                            --                     (40)                  (137)
                                                                   -----                --------             ----------
      Net cash from investing activities                          10,858                 106,006                (19,068)


                                    Continued

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                    2002                    2001                   2000
                                                                    ----                    ----                   ----

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposit accounts                                $  (92,171)           $     (3,873)              $  9,637
Proceeds from borrowings                                          65,138                  22,000                334,401
Repayment of borrowings                                         (115,655)                (60,182)              (201,618)
Net activity on short-term borrowings                              2,907                 (47,000)               (67,100)
Proceeds from majority shareholder contribution                    2,460                      --                     --
Proceeds from issuance of common stock                            19,123                      96                    138
                                                                --------            ------------             ----------
   Net cash provided by financing activities                    (118,198)                (88,959)                75,458
Net change in cash and cash equivalents                          (16,230)                 29,689                 (1,991)
Cash and cash equivalents at beginning of year                    46,699                  17,010                 19,001
                                                                                        --------               --------
Cash and cash equivalents at end of year                      $   30,469             $    46,699              $  17,010
                                                               =========                ========               ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                $   62,018              $   83,851             $   87,353
      Income taxes                                                 2,232                   1,418                  1,447
   Transfer from loans receivable to real estate owned             5,123                     607                  1,150
   Transfer from loans receivable to loans held for sale          27,823                 116,372                 26,890
   Transfer from loans held for sale to loans receivable          80,754                      --                     --
   Transfer from premises and equipment to premises
      and equipment held for sale, net                            25,865                   8,669                     --
   Exchange of loan payable for common stock                       2,000                      --                     --
   Loans securitized                                             264,493                 236,868                 60,652


          See accompanying notes to consolidated financial statements.

                  METROPOLITAN FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001, AND 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unless otherwise indicated, dollar amounts are in thousands, except per share data.

         Metropolitan Financial Corp. (the "Company") is a savings and loan holding company and an Ohio corporation. The Company is engaged in the business of originating one-to-four-family, multifamily and commercial real estate loans primarily in Ohio and Pennsylvania. The Company offers full service banking services to communities in Northeast Ohio where its additional lending activities include originating construction, business and consumer loans. The accounting policies of the Company conform to generally accepted accounting principles and prevailing practices within the financial services industry. A summary of significant accounting policies follows:

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

         USE OF ESTIMATES: In preparing financial statements, management must make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues, and expenses as well as affecting the disclosures provided. Future results could differ from current estimates. Areas involving the use of Management's estimates and assumptions primarily include the allowance for losses on loans, the valuation of loan servicing rights, the value of loans held for sale, fixed assets held for sale, fair value of certain securities, the carrying value and amortization of intangibles, the value of real estate owned, the determination and carrying value of impaired loans, and the fair value of financial instruments. Estimates that are more susceptible to change in the near term include the allowance for loan losses, the valuation of loan servicing rights, the value of loans and fixed assets held for sale, the value of real estate owned, and the fair value of certain securities.

         FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment regarding appropriate interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

         Loans held for investment are stated at the principal amount outstanding adjusted for amortization of premiums and deferred costs and accretion of discounts and deferred fees using the interest method. At December 31, 2002 and 2001, management had the intent and the Company had the ability to hold all loans being held for investment for the foreseeable future.

         Loans held for sale are recorded at the lower of cost or market. This determination is made in the aggregate. Gains and losses on the sale of loans are determined by the identified loan method and are reflected in operations at the time of the settlement of the sale.

         Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans that are delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the collateral. When a loan is placed on nonaccrual status, accrued and unpaid interest is charged against income. Payments received on nonaccrual loans are applied against principal until the recovery of the remaining balance is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

         ALLOWANCE FOR LOSSES ON LOANS: The allowance for losses on loans is established by a provision for loan losses charged against income. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover probable losses based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates, which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loans, the whole allowance is available for any loan charge-offs that occur. A loan is charged off against the allowance by management as a loss when deemed uncollectible, although collection efforts often continue and future recoveries may occur. There can be no assurance that future losses will not exceed the existing allowance or that additional provisions will not be required in future periods as conditions change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loss and such agencies may require the company to make additions to the allowance for losses on loans based on judgments that differ from those of management.

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

         Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for losses on loans to such loans. If these allocations require an increase in the allowance for losses on loans, that increase is reported as a provision for loan losses. The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Management does not separately identify all consumer loans in the review for impaired loans. However, consumer loans are considered in determining the appropriate level of the allowance for loss on loans. All impaired loans are placed on nonaccrual status.

         LOAN FEES AND COSTS: Origination and commitment fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual life of the loan using the level yield method. The net amount deferred is reported in the consolidated statements of financial condition as a reduction of loans.

         LOAN SERVICING RIGHTS: Purchased mortgage servicing rights are initially valued at cost. When originated loans are sold or securitized and servicing rights are retained, those rights are valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. The fair value of originated servicing rights for one- to four-family loans is determined by using a model to calculate standard fair market values based on loan size, loan term, interest rate, and market estimates for prepayments. These standards are updated monthly. The fair value of originated servicing rights for multifamily and commercial real estate loans is determined by using a model to calculate fair value for each sale which includes consideration of number of loans, interest rate, average loan size and estimates of market prepayment rates. Servicing rights are amortized in proportion to and over the period of estimated servicing income. Servicing rights are assessed for impairment periodically. Fair values at the end of each period are also computed using a model which calculates fair value based on loan balance, interest rate, terms of the remittance program, and an estimate of market prepayment rates. This computation is made for each loan and then aggregated. Alternatively, the fair value of servicing rights may be determined by obtaining an independent third party appraisal. For purposes of measuring impairment, management stratifies loans by loan type, interest rate and investor.

         REAL ESTATE OWNED: Real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are recorded at the lower of fair value, less estimated selling costs or cost at the date of foreclosure, establishing a new cost basis. Any reduction from the carrying value of the related loan to fair value at the time of acquisition is accounted for as a charge-off. Any subsequent reduction in fair value is reflected in a valuation allowance account through a charge to income. Expenses to carry real estate owned are charged to operations as incurred.

         PREMISES AND EQUIPMENT: Premises and equipment, including leasehold improvements and software, are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 40 years, for financial reporting purposes. For tax purposes, depreciation on certain assets is computed using accelerated methods. Maintenance and repairs are charged to expense as incurred and improvements are capitalized. Long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value based on discounted cash flows. At December 31, 2002 and 2001, fixed assets held for sale, as part of the supervisory agreement, are carried at the lower of cost or estimated value and are classified separately in the balance sheet.

         INTANGIBLE ASSETS: Intangible assets resulting from the acquisition of the Bank, a title company and a mortgage company were amortized to expense on a straight-line basis over periods of 25 and 40 years, respectively. This amount is a reduction from the Bank's shareholder's equity in calculating tangible capital for regulatory purposes. Identifiable intangible assets are amortized over the estimated periods of benefit. Beginning in 2002, goodwill is no longer being amortized under a new accounting standard. Periodic impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The Company performed impairment testing during 2002 and found no impairment of the Company's goodwill. The effect on net income of ceasing goodwill amortization in 2002 was $246,000.

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

         STOCK OPTIONS: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

                                                                          2002                 2001                2000
                                                                          ----                 ----                ----

Net income (loss)--as reported (In thousands)                           $(13,390)            $(3,568)             $1,497
Deduct: Stock-based compensation expense determined
         under fair value based method                                       457                 206                 276
Net income (loss)--pro forma (In thousands)                              (13,847)             (3,864)              1,221
Earnings per share--as reported                                           $(0.94)            $(0.44)               $0.19
Earnings per share--pro forma                                              (0.97)             (0.48)                0.15

         The proforma effects are computed using option models, using the following weighted-average assumptions as of grant date:

                                                                               INCENTIVE                       NONQUALIFIED
                                                                             STOCK OPTIONS                       OPTIONS
                                                                             -------------                       -------

  Expected option life                                                         10 years                         10 years
  Risk-free interest rate - 2000                                                  5.12%                            5.12%
  Risk-free interest rate - 2001                                                  5.01%
  Risk-free interest rate - 2002                                                  5.28%                            5.25%
  Expected stock price volatility--2000                                          57.20%
  Expected stock price volatility--2001                                          58.29%
  Expected stock price volatility--2002                                          57.52%                           57.52%
  Dividend yield                                                                     --                               --

         TRUST DEPARTMENT ASSETS AND INCOME: Property held by the Bank in a fiduciary or other capacity for its trust customers is not included in the accompanying consolidated financial statements since such items are not assets of the Bank. The Bank has transferred substantially all assets to a third party and no longer acts as a fiduciary for trust customers as of December 31, 2002. The Bank recorded a gain on the transfer of these trust assets of $43.

         OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

         EARNINGS PER SHARE: Basic and diluted earnings per share are computed based on weighted average shares outstanding during the period. Basic earnings per share has been computed by dividing net income or loss by the weighted average shares outstanding. Diluted earnings per share has been computed by dividing net income or loss by the diluted weighted average shares outstanding. Diluted weighted average shares were calculated assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of the Company's stock. Stock options were not considered in computing diluted earnings per common share for 2002 or 2001 because they were antidilutive.

         COMPREHENSIVE INCOME: Comprehensive income consists of net income or loss and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

         DERIVATIVES: Prior to January 1, 2001 derivatives were recorded at fair value unless they were used as hedges. On January 1, 2001 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Under this pronouncement all derivative instruments are recorded at fair value. The change in fair value of the derivative is recorded as an increase (decrease) to accumulated other comprehensive income (loss) if the derivative represents an effective hedge. Ineffective portions of hedges and changes in the fair value of derivatives that are not hedges are reflected in earnings as they occur. Current cash flow from derivative instruments such as interest rate swaps is recorded as income or expense on the accrual basis.

         LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

         LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

         REPURCHASE AGREEMENTS: All repurchase agreement liabilities represent amounts advanced by one counterparty. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

         SECURITIZATIONS: From time to time loans are transferred to a third party in exchange for ownership of a security based on those loans. The cost basis of the loans is allocated to the security and to any servicing rights retained based on the relative fair value of each one. Gain or loss is recognized if or when the securities or the servicing rights are sold in a transaction where control has been relinquished and the risk of ownership has substantially been transferred to an unrelated party. The gain or loss is calculated on the cash received versus the carrying value of the assets transferred. Fair values are based on market quotes or on the present value of future expected cash flows using estimates of credit losses, prepayment rates, interest rates and discount rates.

         NEW ACCOUNTING PRONOUNCEMENTS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they are not expected to have a material impact on the Company's financial condition or results of operations.

         In December 2002, SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure was issued. This statement provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The Company has not elected to report stock-based compensation under the fair value method of accounting.


         INDUSTRY SEGMENT: Internal financial information is primarily reported and aggregated in two lines of business, "mortgage banking" and "retail and commercial banking".

         FINANCIAL STATEMENT PRESENTATION: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2002 presentation.


NOTE 2. SUPERVISORY AGREEMENTS/DIRECTIVE

         On July 26, 2001, the Company entered into a Supervisory Agreement (the "Company Supervisory Agreement") with the Office of Thrift Supervision (the "OTS"), which required the Company to prepare and adopt a plan for raising capital that uses sources other than increased debt or additional dividends from the Bank. On January 31, 2002, the Company initiated an offer of common stock for sale under a rights offering and a concurrent offering to the public. Management used the net proceeds of the 2002 offerings to raise the capital required by the Company Supervisory Agreement.

         Additionally, the Bank entered into a separate Supervisory Agreement (the "Supervisory Agreement") between the Bank, the OTS and the Ohio Department of Financial Institutions (the "ODFI"), which requires the Bank to do the following:

         1. Develop a capital improvement and risk reduction plan by September 28, 2001, which date was extended to December 28, 2001;

         2. Achieve or maintain compliance with core and risk-based capital standards at the "well-capitalized" level, including a risk-based capital ratio of 10% by December 31, 2001, which date was extended to March 31, 2002. The Bank had achieved a "well capitalized" level at March 31, 2002, and has maintained that level through December 31, 2002;

         3. Reduce investment in fixed assets (other than artwork) to no more than 25% of core capital by December 31, 2002. The Bank has received an extension until June 30, 2003 from the OTS regarding this requirement;

         4. Reduce investment in artwork by $1.3 million by December 31, 2001 (later modified to March 31, 2002), and by an additional $2.0 million by no later than December 31, 2002;

         5. Attain compliance with board approved interest rate risk policy requirements;

         6. Reduce volatile funding sources, such as brokered and out-of-state deposits;

         7.       Increase earnings;

         8.       Improve controls related to credit risk; and

         9.       Restrict total assets to not more than $1.7 billion.

         Any major deviations from the plan requires prior OTS approval. Both supervisory agreements also contain restrictions on adding, entering into employment contracts with, or making golden parachute payments to directors and senior executive officers and in changing responsibilities of senior officers.

         During January 2002, the regulatory authorities approved the capital and risk reduction plan submitted by the Company.

         On July 8, 2002, the OTS issued a Supervisory Directive (the "Supervisory Directive") to the Company and the Bank. The Supervisory Directive, requires the Boards of Directors of the Bank and the Company to act immediately to take corrective action to address certain weaknesses and to halt certain unsafe and unsound practices, regulatory violations, and violations of the Supervisory Agreement, dated July 26, 2001, between the Bank, the OTS, and the ODFI.

The Supervisory Directive includes the following provisions:

         1. The Bank is prohibited from making Unauthorized Payments, as defined in the Supervisory Directive, that directly or indirectly benefit Robert M. Kaye, a director and the former Chairman and Chief Executive Officer of the Company and the Bank. "Unauthorized Payments" are defined by the Supervisory Directive as any payment by the Bank: (a) that contravenes the Bank's established written procedures for expense reimbursement; (b) where the Bank lacks documentation demonstrating that the payment related to a proper business purpose of the Bank; or (c) where the recipient is not an employee of the Bank.

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

The Company has engaged, with OTS approval, an independent audit firm, which has concluded its review of the payments specified above in accordance with the Supervisory Directive. On September 26, 2002, the Audit Committee of the Bank filed its report with the OTS concluding that total Unauthorized Payments to Mr. Kaye are $4.8 million. On October 2, 2002, the OTS stated that it had no objection to the Bank's seeking reimbursement of the $4.8 million from Mr. Kaye. On October 7, 2002, the Bank made a written request to Mr. Kaye seeking reimbursement of the $4.8 million of Unauthorized Payments by October 25, 2002, which date was extended until December 12, 2002 and further extended to December 23, 2002. On December 23, 2002, the Bank and Mr. Kaye entered into a final settlement of the amount owed to the Bank, and pursuant to such settlement, the Bank received reimbursements from Mr. Kaye of $3.5 million ($2.5 million, net of taxes). The amount net of taxes was applied directly to the Bank's capital and not reflected in the Bank's statement of operations for 2002.

         As of December 31, 2002. the Company and the Bank have met all requirements under the Supervisory Directive and Supervisory Agreement and received an extension from the OTS until June 30, 2003 regarding the sale of fixed assets..

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

NOTE 3. MERGER AGREEMENT

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

         The transaction provides for the merger of the Company into Sky Financial, and the subsequent merger of the Bank into Sky Bank, Sky Financial's commercial banking affiliate.

         The acquisition is expected to close on April 30, 2003. For information surrounding the acquisition, refer to the Form S-4/A filed by Sky Financial with the Securities and Exchange Commission on January 30, 2003.

         Concurrent with the above merger agreement, the Company and its majority shareholder, Robert M. Kaye, reached an agreement, whereby the majority shareholder, on or before March 15, 2003, shall purchase all of the artwork collection from the Company at a price equal to the greater of the book value or appraised value of each item of artwork that has not been sold previously, by the Company. The Company is in the process of selling some of the artwork in accordance with the Supervisory Directive dated July 8, 2002, and intends to sell all of the artwork on or before March 15, 2003.

         Furthermore, the majority shareholder reimbursed the Company for Unauthorized Payments on December 23, 2002, in the amount of $3.5 million ($2.5 million, net of taxes). This reimbursement will result in an adjustment to the merger consideration by the $2.5 million, or $0.143 per share.

         Additionally, the majority shareholder entered into an agreement with Sky Financial to vote his control shares in favor of the merger and merger agreement and against any proposal for any recapitalization, merger, sale of assets or other business combination between the Company and any person or entity other than Sky Financial.

         In addition, the merger consideration will be adjusted downward if the aggregate book value of certain assets, calculated in accordance with GAAP, on the month-end date immediately preceding the closing date of the merger of the Company into Sky Financial has declined by more than $4.0 million, net of tax, compared to the aggregate book value of such assets, calculated in accordance with GAAP, as of September 30, 2002 (less specific valuation or impairment allowances). The book value of these assets at September 30, 2002 was $46.0 million. The assets (at net book value) that affect the merger consideration are as follows: mortgage loan servicing rights totaling $13.8 million; an $11.9 million commercial loan relationship; a $13.9 million municipal bond; and a $6.3 million portion of a securitized loan portfolio. Any adjustment to the merger consideration related to these assets is to be calculated as described in the merger agreement.

NOTE 4. SECURITIES

         The amortized cost, gross unrealized gains and losses, and fair values of investment securities at December 31, 2002 and 2001 are as follows:

                                                                                 2002
                                                                                 ----
                                                                          GROSS             GROSS
                                                     AMORTIZED         UNREALIZED         UNREALIZED             FAIR
                                                       COST               GAINS             LOSSES               VALUE
                                                       ----               -----             ------               -----
AVAILABLE FOR SALE
Mutual funds                                          $1,196                                                     $1,196
Freddie Mac preferred stock                            2,950                                $(118)                2,832
Treasury notes and bills                              95,304            $    160               (1)               95,463
Tax-exempt municipal bond                             13,562                 193                                 13,755
Mortgage-backed securities                           151,643               1,515             (175)              152,983
                                                     -------               -----              ---               -------
                                                     264,655               1,868             (294)              266,229
HELD TO MATURITY
Revenue bond                                             165                   2                                    167
                                                     -------               -----              ---               -------
                                                         165                   2                                    167
                                                     -------               -----              ---               -------
   Total securities                                 $264,820              $1,870            $(294)             $266,396
                                                     =======               =====              ===               =======

                                                                                 2001
                                                                                 ----
                                                                          GROSS             GROSS
                                                     AMORTIZED         UNREALIZED         UNREALIZED             FAIR
                                                       COST               GAINS             LOSSES               VALUE
                                                       ----               -----             ------               -----
AVAILABLE FOR SALE
Mutual funds                                      $    5,784                                                $     5,784
Freddie Mac preferred stock                            7,500                                $(750)                6,750
Fannie Mae notes                                      10,003                                 (129)                9,874
Treasury notes and bills                              72,056            $     74             (184)               71,946
Mortgage-backed securities                           165,508               1,895              (90)              167,313
                                                     -------               -----           ------               -------
                                                     260,851               1,969           (1,153)              261,667
HELD TO MATURITY
Tax-exempt municipal bond                             14,349                               (2,737)               11,612
Revenue bond                                             480                  15                                    495
                                                     -------               -----           ------               -------
                                                      14,829                  15           (2,737)               12,107
                                                     -------               -----           ------               -------
   Total securities                                 $275,680              $1,984          $(3,890)             $273,774
                                                     =======               =====           ======               =======

         The tax-exempt municipal bond represents a single issue secured by a multifamily property. The bond was reclassified to available for sale as of June 30, 2002, due to a decrease in the cash flow generated by the multifamily property to make required debt service payments on the bond and management's decision to market this security when the property, which serves as collateral for the bond, becomes fully occupied. In conjunction with this reclassification, it was determined that there was a permanent impairment to the bond's fair value and a realized loss of $550 was recorded in the second quarter of 2002. . Since December 31, 2002, there has been further deterioration in this bond and a further impairment of $909 was recorded in the first quarter of 2003.

         The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

                                                                                       AMORTIZED                 FAIR
                                                                                         COST                    VALUE
                                                                                         ----                    -----
Securities available for sale:
   Due less than one year                                                               $ 95,599                 $95,762
   Due one through five years                                                              1,715                   1,739
   Due after five years through ten years                                                  3,050                   3,093
   Due after ten years                                                                     8,502                   8,624
   Mortgage-backed securities available for sale                                         151,643                 152,983
                                                                                         -------                 -------
      Total securities available for sale                                                260,509                 262,201
Securities held to maturity:
   Due one through five years                                                                165                     167
                                                                                         -------                 -------
      Total securities held to maturity                                                      165                     167
                                                                                         -------                 -------
         Total debt securities                                                          $260,674                $262,368
                                                                                         =======                 =======

         Proceeds from the sale of mortgage-backed securities available for sale were $296,799 in 2002, $220,353 in 2001 and $35,489 in 2000. Proceeds from the sale of securities available for sale were $7,326 in 2002, $0 in 2001 and $0 in 2000. Gross gains realized on those sales were $4,177 in 2002, $2,343 in 2001, and $1,246 in 2000. Gross losses of $225, $0, and $522 were realized in 2002, 2001 and 2000, respectively.

         Securities with an amortized cost of $128,748 and a market value of $127,046 at December 31, 2002, were pledged to secure FHLB advances. Securities with an amortized cost of $16,490 and a market value of $16,883 at December 31, 2002, were pledged to secure public fund deposits. Securities with an amortized cost of $49,559 and a market value of $50,334 at December 31, 2002, were pledged to secure reverse repurchase agreements. Securities with an amortized cost of $25,505 and a market value of $27,561 were pledged to various parties to facilitate a number of business activities including trust operations, liability hedging, processing of treasury, tax, and loan payments and credit card operations.

NOTE 5. LOANS RECEIVABLE

         The composition of the loan portfolio at December 31, 2002 and 2001 is as follows:

                                                                                        2002                       2001
                                                                                        ----                       ----
Real estate loans
  Construction loans
    One- to four-family                                                            $   173,830               $   150,705
    Multifamily                                                                          6,009                     6,360
    Commercial                                                                           9,044                     2,134
    Land                                                                                75,181                    74,305
    Loans in process                                                                   (90,628)                  (80,214)
                                                                                     ---------                   -------
         Construction loans, net                                                       173,436                   153,290
  Permanent loans
    One- to four-family                                                                153,114                   171,813
    Multifamily                                                                        310,340                   224,542
    Commercial                                                                         163,259                   164,786
                                                                                     ---------                   -------
         Total real estate loans                                                       800,149                   714,431
Consumer loans                                                                         101,627                   138,698
 Business loans and other loans                                                        121,299                   133,684
                                                                                     ---------                   -------
         Total loans                                                                 1,023,075                   986,813
Premium on loans, net                                                                    4,895                     6,969
Deferred loan fees, net                                                                 (1,951)                   (2,080)
Allowance for losses on loans                                                          (17,103)                  (17,250)
                                                                                     ---------                   -------
         Total loans receivable                                                     $1,008,916                  $974,452
                                                                                     =========                   =======

         The Company's real estate loans are secured by property in the following states:

                                                                                                   2002           2001
                                                                                                   ----           ----

Ohio                                                                                                  66%            58%
California                                                                                             8             15
Pennsylvania                                                                                           2              8
New York                                                                                               1              2
Other                                                                                                 23             17
                                                                                                     ---            ---
                                                                                                     100%           100%
                                                                                                     ===            ===

         Activity in the allowance for losses on loans is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                2002             2001              2000
                                                                                ----             ----              ----

Balance at beginning of year                                                  $17,250           $13,951         $ 11,025
Provision for loan losses                                                       5,720             6,505            6,350
Charge-offs                                                                    (6,127)           (3,436)          (3,829)
Recoveries                                                                        260               230              405
                                                                               ------            ------           ------
                                                                              $17,103           $17,250          $13,951
                                                                               ======            ======           ======


         Nonperforming loans were as follows:

                                                                                           2002                    2001
                                                                                           ----                    ----

Loans past due over 90 days still on accrual                                          $        --              $      85

Nonaccrual loans                                                                           27,091                 30,602


         Information regarding impaired loans is as follows at December 31:

                                                                                           2002                    2001
                                                                                           ----                    ----

Balance of impaired loans                                                                 $13,205                $15,260
Less portion for which no allowance for losses
  on loans is allocated                                                                     1,544                  3,147
                                                                                            -----                  -----
Portion of impaired loan balance for which an
  allowance for losses on loans is allocated                                              $11,661                $12,113
                                                                                           ------                 ------

Portion of allowance for losses on loans allocated to the impaired loan balance          $  3,480               $  3,476
                                                                                          =======                =======

Information regarding impaired loans is as follows for the year ended December
31:

                                                                                2002             2001               2000
                                                                                ----             ----               ----
Average investment in impaired loans during the year                         $13,940          $13,261             $5,505
Interest income recognized during impairment                                     970              983                184
Interest income recognized on cash basis during the year                         970              983                 84

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment consists of the following:

                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                             2002                   2001
                                                                                             ----                   ----
Land                                                                                     $  6,291               $  7,944
Office buildings                                                                           11,371                 38,466
Leasehold improvements                                                                      3,161                  5,355
Furniture, fixtures and equipment                                                          12,660                 20,355
Construction in progress                                                                      181                    647
                                                                                           ------                -------
  Total                                                                                    33,664                 72,767
Accumulated depreciation                                                                   11,171                  9,936
                                                                                           ------                -------
  Total premises and equipment                                                            $22,493                $62,831
                                                                                           ======                 ======


Premises and equipment held for sale consists of the following:

                                                                                                    DECEMBER 31,
                                                                                             2002                   2001
                                                                                             ----                   ----
Land                                                                                     $  3,710                 $2,700
Office buildings                                                                           26,860                  6,471
Leasehold improvements                                                                         --                     72
Furniture, fixtures, equipment and artwork                                                  5,696                    285
Construction in progress                                                                      416                     --
                                                                                         --------               --------
  Total                                                                                    36,682                  9,528
Accumulated depreciation                                                                    2,148                    859
                                                                                          -------                 ------
  Total premises and equipment                                                            $34,534                 $8,669
                                                                                           ======                  =====

         Depreciation expense was $3,042, $3,625, and $2,363 for the years ended December 31, 2002, 2001, and 2000 respectively.


         At December 31, 2002 premises and equipment held for sale included certain parcels of land and buildings and all works of art owned by the Company. During June 2002, the Company reclassified these properties as held for sale. Previously, the Company had planned to sell other properties whose fair value met or exceeded carrying value. However, after reevaluating the strategic options available to the Company and the Supervisory Directive, management decided to revise its plan to sell properties and, therefore, moved certain additional properties into held for sale and removed other properties from held for sale. In conjunction with the reclassification of these properties, the Company determined that the carrying value of certain properties was less than the estimated net proceeds expected from the sale of these properties. Accordingly, the Company recognized an $8,800 loss on the valuation impairment of these properties. The fair value of these properties was estimated based on either a present value analysis of the current and expected revenues and expenses based on the properties being considered as income producing or third party purchase offers. In September 2002, management ordered an independent appraisal on one of these assets. As a result, the Company revised the carrying value of the property downward by an additional $803. Any future valuation of these assets may result in additional adjustment in their carrying values.

         The Bank leases certain of its branch space under operating lease agreements whose lease terms are renewable periodically. Rent expense for the years ended December 31, 2002, 2001, and 2000 was $1,371, $1,375, and $1,599
respectively. This expense for 2000 included rental expense for the corporate headquarters.

         The future minimum annual rental commitments as of December 31, 2002 for all noncancelable leases are as follows:

2003                                                                                                             $   889
2004                                                                                                                 723
2005                                                                                                                 646
2006                                                                                                                 513
2007                                                                                                                 402
Thereafter                                                                                                         1,894
                                                                                                                  ------
  Total rental commitments                                                                                        $5,067
                                                                                                                   =====

         In the second quarter 1999, the Company started the construction of a new corporate headquarters building a portion of which the Bank now occupies. As a result, interest expenses were incurred to finance construction. These costs, along with those related to the construction of retail sales offices, were capitalized as incurred while the building was under construction and are included as a portion of the historical cost depreciated over the useful life of the buildings. Interest expense capitalized for the years ended December 31, 2001 and 2000 was $357 and $957, respectively.


NOTE 7. LOAN SERVICING RIGHTS

         Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans are summarized as follows:

                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                             2002                   2001
                                                                                             ----                   ----

Mortgage loan portfolios serviced for:
  Freddie Mac                                                                          $1,626,372             $1,292,009
  Fannie Mae                                                                              396,422                617,305
  Others                                                                                  214,664                294,559
                                                                                        ---------              ---------
    Total loans serviced for others                                                    $2,237,458             $2,203,873
                                                                                        =========              =========

         Custodial balances maintained in noninterest-bearing deposit accounts with the Bank in connection with the foregoing loan servicing were approximately $50,439 and $48,505 at December 31, 2002 and 2001, respectively.

         Following is an analysis of the changes in loan servicing rights acquired and originated for the years ended December 31:

                                                                                             2002                   2001
                                                                                             ----                   ----

Balance at beginning of year                                                              $22,951                $20,597
Additions                                                                                  10,704                 12,161
Amortization                                                                              (15,141)                (8,944)
Valuation allowance for impairment                                                         (5,410)                  (863)
                                                                                          -------                -------
Balance at end of year                                                                    $13,104                $22,951
                                                                                           ======                 ======

         Following is an analysis of the changes in the valuation allowance for impairment of loan servicing rights for the years ended December 31:

                                                                                 2002              2001              2000
                                                                                 ----              ----              ----
Balance at beginning of year                                                   $ (863)           $   --              $--
Write-offs of impaired rights                                                                        --               --
Provision for impairment                                                       (4,547)             (863)              --
                                                                               ------             -----            -----
Balance at end of year                                                        $(5,410)            $(863)             $--
                                                                               ======             =====            =====

NOTE 8. REAL ESTATE OWNED

         Activity in the allowance for loss on real estate owned is as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------
                                                                                 2002              2001              2000
                                                                                 ----              ----              ----
Balance at beginning of year                                                  $ 1,365            $1,106             $956
Provision for loss                                                                930             1,151              350
Charge-offs                                                                    (1,897)             (892)            (200)
                                                                               ------            ------             -----
Balance at end of year                                                       $    398            $1,365           $1,106
                                                                              =======             =====            =====


NOTE 9. GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The change in carrying amount of goodwill for the year is as follows:

Balance at January 1, 2002                                                     $2,627
Goodwill acquired during the period                                                --
                                                                                -----
Balance at December 31, 2002                                                   $2,627
                                                                                =====

         Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

                                                                                 2002             2001              2000
                                                                                 ----             ----              ----
Reported net (loss) income                                                  $ (13,390)          $(3,568)          $1,497
Add back: goodwill amortization                                                    --               228              190
                                                                              -------            ------            -----
Adjusted net (loss) income                                                   $(13,390)          $(3,340)          $1,687
                                                                              =======            ======            =====

Basic (loss) earnings per share:
    Reported net (loss) income                                                 $(0.94)          $(0.44)            $0.19
    Goodwill amortization                                                          --               .03              .02
                                                                              -------            ------            -----
    Adjusted net (loss) income                                                  $0.94)          $(0.41)            $0.21
                                                                                 ====            =====              ====

Diluted (loss) earnings per share:
    Reported net (loss) income                                                 $(0.94)          $(0.44)            $0.19
    Goodwill amortization                                                          --               .03              .02
                                                                              -------            ------            -----
    Adjusted net (loss) income                                                 $(0.94)          $(0.41)            $0.21
                                                                                =====            =====              ====

ACQUIRED INTANGIBLE ASSETS:

The net carrying value of other intangible assets was $3 as of December 31, 2002. The amortization expense related to this intangible asset for the year ended December 31, 2002 was $10. The amortization for this intangible is expected to be $2 in 2003 with no further amortization of intangibles beyond 2003

NOTE 10. DEPOSITS

         Deposits consist of the following:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                      2002                                2001
                                                                      ----                                ----
                                                             AMOUNT          PERCENT             AMOUNT            PERCENT
                                                             ------          -------             ------            -------
Noninterest-bearing deposits                               $  152,997          15%            $  146,055             13%
Interest-bearing checking
  accounts                                                    214,513          20                198,414             17
Passbook savings and statement
  Savings                                                      89,679           9                 82,619              7
Certificates of deposit                                       593,034          56                715,306             63
                                                            ---------         ---              ---------           ----
         Total interest-bearing deposits                      897,226          85               996,339              87
                                                            ---------         ---              ---------            ----
         Total deposits                                    $1,050,223         100%            $1,142,394            100%
                                                            =========         ===              =========            ===


         At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

                                                                                                                WEIGHTED
                                                                                                                 AVERAGE
YEAR                                                                                                            INTEREST
ENDED                                                                                     AMOUNT                  RATE
-----                                                                                     ------                  ----
2003                                                                                      362,489                  3.02%
2004                                                                                      105,233                  3.62%
2005                                                                                       45,890                  4.27%
2006                                                                                       28,538                  5.25%
2007                                                                                       49,611                  4.78%
Thereafter                                                                                  1,273                  5.40%
                                                                                          -------
                                                                                         $593,034                  3.40%
                                                                                          =======

         The aggregate amount of certificates of deposit with balances of $100 or more was approximately $244,164 and $283,591 at December 31, 2002 and 2001, respectively. In the past, but to a much lesser degree in 2002, the Bank has accepted brokered deposits and out-of-state time deposits from individuals and corporations, predominantly credit unions. The Bank is making a conscious effort to reduce its reliance on these types of deposits. The balance of these deposits at December 31, 2002 and 2001 was $74,784 and $127,800, respectively. At December 31, 2002, brokered deposits totaled $61,995, all of which were certificate of deposits of $100 or more.


NOTE 11. BORROWINGS

         Borrowings consisted of the following:

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                            2002                        2001
                                                                            ----                        ----
                                                                AMOUNT         RATE               AMOUNT           RATE
                                                                ------         ----               ------           ----

Federal Home Loan Bank advances                              $225,280          5.2%             $278,912           6.2%
Repurchase agreements                                          49,140          4.7                41,000           5.9
Commercial bank line of credit                                  2,907          4.5                    --           --
Commercial bank note payable                                       --          --                  5,000           4.8
Loan from majority shareholder                                     --          --                  2,000           0.0
1995 Subordinated Notes                                        13,960          9.6                13,985           9.6
                                                            ---------                           --------
                                                             $291,287                           $340,897
                                                              =======                            =======

         At December 31, 2002, scheduled payments on borrowings are as follows:

                                                                                                                 WEIGHTED
                                                                                                                  AVERAGE
YEAR                                                                                                             INTEREST
ENDED                                                                                     AMOUNT                   RATE
-----                                                                                     ------                   ----
2003                                                                                    $  91,024                  4.93%
2004                                                                                       69,102                  5.98%
2005                                                                                       97,824                  4.88%
2006                                                                                        4,284                  6.61%
2007                                                                                       13,616                  6.45%
Thereafter                                                                                 15,437                  6.45%
                                                                                          -------
                                                                                         $291,287                  5.58%
                                                                                          =======

         At December 31, 2002, Federal Home Loan Bank advances are collateralized by all of our FHLB stock, one-to-four family first mortgage loans, multifamily loans, and securities with aggregate carrying values of approximately $13.8 million, $161.4 million, $255.1 million and $165.1 million, respectively.

         The Company obtained a $5.0 million line of credit from a commercial bank ("line of credit") in September 2002. The proceeds from the line of credit were used to pay off the Company's commercial bank note that was scheduled to mature on December 31, 2002. The line of credit matures on December 31, 2003. As collateral for the loan, the Company's largest shareholder has agreed to pledge a portion of his common stock of the Company, which exceeds 50% of the outstanding stock of the Company. The interest rate for the line of credit varies at prime rate.

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

         The following tables set forth certain information about borrowings during the periods indicated.

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                             2002                  2001
                                                                                             ----                  ----
MAXIMUM MONTH-END BALANCES:
Federal Home Loan Bank advances                                                          $278,339               $378,143
1995 subordinated notes                                                                    13,985                 13,985
Commercial bank line of credit                                                              4,007                  6,000
Commercial bank note payable                                                                5,000                  5,000
Loan from majority shareholder                                                              2,000                  2,000
Repurchase agreements                                                                      49,508                 41,000

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                             2002                   2001
                                                                                             ----                   ----
AVERAGE BALANCE:
Federal Home Loan Bank advances                                                          $253,107               $313,908
1995 subordinated notes                                                                    13,968                 13,985
Commercial bank line of credit                                                                855                  2,482
Commercial bank note payable                                                                3,348                  3,507
Loan from majority shareholder                                                                466                     22
Repurchase agreements                                                                      44,531                 41,000

                                                                                             YEAR ENDED  DECEMBER 31,
                                                                                           2002                    2001
                                                                                           ----                    ----
WEIGHTED AVERAGE INTEREST RATE:
Federal Home Loan advances                                                                 5.54%                   5.94%
1995 subordinated notes                                                                    9.63                    9.63
Commercial bank line of credit                                                             3.05                    8.10
Commercial bank note payable                                                               4.66                    5.67
Loan from majority shareholder                                                             0.00                    0.00
Repurchase agreements                                                                      5.52                    5.98


NOTE 12. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S JUNIOR SUBORDINATED DEBENTURES

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

A description of the Trust Preferred securities currently outstanding is presented below:

          Issuing              NASDAQ       Date of       Shares      Interest      Maturity     Principal Amount December 31,
          Entity               Symbol      Issuance       Issued        Rate          Date             2002          2001
          ------               ------      --------       ------        ----          ----             ----          ----

Metropolitan Capital Trust I    METFP    April 27, 1998  2,775,000     8.60%     June 30, 2028      $27,750        $27,750
Metropolitan Capital Trust II   METFO     May 14, 1999   1,600,000     9.50%     June 30, 2029       16,000         16,000
                                                                                                     ------         ------
                                                                                                    $43,750        $43,750
                                                                                                     ======         ======


NOTE 13. INCOME TAXES

         The provision for income taxes consists of the following components:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                              2002             2001                2000
                                                                              ----             ----                ----

Current tax provision:
  Federal expense                                                          $(3,576)             $(143)            $1,496
  State expense                                                                 --                 15                 62
                                                                            ------             ------              -----
         Total current expense (benefit)                                    (3,576)              (128)             1,558
  Deferred federal benefit                                                  (3,414)            (2,310)              (896)
                                                                            ------             ------                ---
                                                                           $(6,990)           $(2,438)              $662
                                                                            ======             ======                ===

         Deferred income taxes are provided for temporary differences. The components of the Company's net deferred tax asset (liability) consist of the following:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                                        2002                     2001
                                                                                        ----                     ----

Deferred tax assets
  Provision for loan losses                                                             $  6,125                 $6,830
  Provision for loss on interest on loans                                                    547                    378
  Provision for loss on security                                                             900                     75
  Allowance for loss on premises and equipment                                             3,360                     --
  Mark-to-market on financial derivative                                                   1,632                  1,050
  Mortgage servicing rights                                                                1,324                     29
 Charitable deduction carryforward                                                           117                    245
  Depreciation                                                                                --                    160
  Other                                                                                       14                    222
                                                                                          ------                  -----
                                                                                          14,019                  8,989
                                                                                          ------                  -----
Deferred tax liabilities
  Deferred loan fees                                                                        (492)                  (697)
  Employment contract                                                                        (66)                   (73)
  Stock dividends on FHLB stock                                                           (1,129)                (1,258)
  Other                                                                                     (120)                   (41)
                                                                                          ------                  -----
                                                                                          (1,807)                (2,069)
                                                                                          ------                  -----
         Net deferred tax asset                                                          $12,212                 $6,920
                                                                                          ======                  =====


         A reconciliation from income taxes at the statutory rate to the effective provision for income taxes is as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                            2002               2001                2000
                                                                            ----               ----                ----

Income taxes at statutory rate of 34%                                      $(6,929)           $(2,042)              $734
Amortization of purchased intangibles                                            6                 68                 71
Stock dividend exclusion                                                       (70)               (89)               (92)
Tax exempt income                                                             (314)              (319)              (322)
State taxes, net of federal impact                                              --                  5                 41
Business expense limitation                                                     75                 83                 80
Other                                                                          242               (144)               150
                                                                            ------             -------               ---
Provision for income taxes                                                 $(6,990)           $(2,438)              $662
                                                                            ======             =======               ===

         Taxes attributable to securities gains and (losses) totaled $1,343, $797, and $253 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Prior to 1996, the Bank was permitted, under the Internal Revenue Code, to determine taxable income after deducting a provision for loan losses in excess of the provision recorded in the financial statements. Accordingly, retained earnings at December 31, 2002 includes approximately $2,883 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb loan losses, it will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2002 was approximately $980.

NOTE 14. SALARY DEFERRAL--401(k) PLAN

         The Company maintains a 401(k) plan covering substantially all employees who have attained the age of 21 and have completed thirty days of service with the Company. This is a salary deferral plan, which calls for matching contributions by the Company based on a percentage (50%) of each participant's voluntary contribution (limited to a maximum of six percent (6%) of a covered employee's annual compensation). The matching contributions by the Company commence after one year of service. In addition to the Company's required matching contribution, a contribution to the plan may be made at the discretion of the Board of Directors. Employee voluntary contributions are vested at all times, whereas employer contributions vest 20% per year through year five at which time employer contributions are fully vested. The Company's matching contributions were $315, $280, and $231 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has made no discretionary contributions for the periods presented.


NOTE 15. STOCK PURCHASE AND STOCK OPTION PLANS (SHARES AND OPTION PRICES NOT IN THOUSANDS)

         In July 1999, the Board of Directors of the Company authorized the adoption of a Stock Purchase Plan permitting directors, officers, and employees of the Company and its subsidiaries and certain affiliated companies to make purchases of the Company's common shares at 95% of the fair market value. If the director, officer, or employee subsequently sells the stock before waiting a one-year holding period, they are required to repay the Company an amount equal to the discount received at the time of purchase. The plan authorized the issuance of an additional 160,000 common shares for purchases made under the plan. The purchases under the plan commenced in the fourth quarter, 1999. To date, 95,097 shares have been issued under the plan. Effective November 1, 2002, the Stock Purchase Plan was terminated

         On October 28, 1997, the Board of Directors of the Company adopted the Metropolitan Financial Corp. 1997 Stock Option Plan for key employees and officers of the Company. The plan is intended to encourage their continued employment with the Company and to provide them with additional incentives to promote the development and long-term financial success of the Company.

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


         Under the terms of the plan, the exercise price of an option, whether an incentive stock option or a nonqualified option, will not be less than the fair market value of the common shares on the date of grant. An option may be exercised in one or more installments at the time or times provided in the option instrument. One-half of the options granted to employees will become exercisable on the third anniversary, and one-fourth of the common shares covered by the option on the fourth and fifth anniversary of the date of grant. Currently outstanding options began to be exercisable in 2000 and will continue to become exercisable in future years through 2005. Options granted under the plan will expire no later than ten years after grant in the case of an incentive stock option and ten years and one month after grant in the case of a nonqualified option. The options become fully exercisable upon the shareholder approval of the merger agreement with Sky Financial.

         A summary of option activity is presented below (number of shares has been retroactively restated for stock rights offering in March 2002):

STOCK OPTION ACTIVITY:

                                                      INCENTIVE STOCK OPTIONS                 NONQUALIFIED OPTIONS
                                                      -----------------------                 --------------------
                                                    SHARES         EXERCISE PRICE         SHARES         EXERCISE PRICE
                                                    ------         --------------         ------         --------------
Outstanding at January 1, 2000                      334,726        $5.38 - $15.88        854,174          $9.21 - $14.44
Granted                                              76,698        $4.24 -  $4.89             --
Exercised                                                --                                   --
Forfeited                                          (134,827)       $6.18 - $14.44       (103,342)         $9.21 - $14.44
                                                   --------                             --------

Outstanding at December 31, 2000                    276,597        $4.24 - $15.88        750,832          $9.21 - $14.44
Granted                                             171,158                 $3.88             --                      --
Exercised                                                --                                   --
Forfeited                                           (29,710)       $6.18 - $14.44             --                      --
                                                    -------                              -------

Outstanding at December 31, 2001                    418,045        $3.88 - $15.88        750,832          $9.21 - $14.44
Granted                                             257,780        $2.90 -  $3.99         48,130                   $3.63
Exercised                                                --                                   --
Forfeited                                           (62,073)       $2.90 -  $4.89             --                      --
                                                    -------                              -------
Outstanding at December 31, 2002                    613,752        $2.90 - $15.88        798,962          $3.63 - $14.44
                                                    =======                              =======

         Options outstanding at December 31, 2002 were as follows:

                                                    WEIGHTED           WEIGHTED
                                                     AVERAGE            AVERAGE
                                                    EXERCISE          REMAINING              SHARES                SHARES
RANGE OF EXERCISE PRICE                                PRICE               LIFE         OUTSTANDING           EXERCISABLE
-----------------------                                -----               ----         -----------           -----------

$2.90-$4.99                                            $3.57          8.6 years             492,499                    --
$5.00-$6.99                                             5.99          6.9                    67,010                33,504
$9.00-10.99                                             9.29          4.8                   593,239               593,239
$11.00-12.99                                           11.09          6.1                   153,396                76,699
$14.00-15.99                                           14.58          5.4                   106,570                79,927
                                                                                          ---------               -------
         Total                                                                            1,412,714               783,369
                                                                                          =========               =======


         The estimated fair value of options granted was as follows:

                                                                                INCENTIVE                    NONQUALIFIED
                                                                              STOCK OPTIONS                     OPTIONS
                                                                              -------------                     -------
2000:
  24,220 shares granted at $4.89                                                  $1.97
  32,294 shares granted at $4.89                                                  $1.97
  20,184 shares granted at $4.24                                                  $1.71

2001:
  171,158 shares granted at $3.88                                                 $1.55

2002:
  190,500 shares granted at $2.90                                                 $1.20
    70,895 shares granted at $3.63                                                $1.66                           $1.66
      9,515 shares granted at $3.99                                               $1.45
     35,000 shares granted at $3.61                                               $1.44

  Weighted average life of options                                            6.4 years                        6.0 years

NOTE 16. CAPITAL AND EXTERNAL REQUIREMENTS

         On March 22, 2002, the Company closed its offering to current shareholders of non-transferable rights to purchase shares of Company common stock and also a concurrent offering of shares of common stock in a public offering. The purpose of these offerings was to raise funds to increase the equity capital of the Bank as required under the July 26, 2001 supervisory agreements signed with the OTS and ODFI, and to repay the note payable from the majority shareholder which was used to make the December 2001 principal payment on a commercial bank note. These offerings generated gross proceeds of $22.0 million, substantially exceeding the $13.0 million minimum established for the offerings. As a result of the offerings, the Bank's regulatory capital ratios are now in excess of the "well-capitalized" capital requirements as of December 31, 2002.

         In September, 2000, the Board of Directors approved a resolution authorizing management to repurchase securities issued by Metropolitan Financial Corp., Metropolitan Capital Trust I, and Metropolitan Capital Trust II. No shares have been repurchased under this resolution in 2000, 2001 or 2002.

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

         While the OTS and ODFI have not established individual minimum capital requirements for the Bank, they entered into the Supervisory Agreement with the Bank. Under that agreement the Bank was required to achieve well-capitalized status for core capital (5%) and risk-based capital (10%) by March 31, 2002, which it did. At December 31, 2002 we complied with all requirements for a well capitalized institution. The following table indicates our capital position compared to the requirements for an adequately capitalized institution and a well-capitalized institution as of December 31, 2002.


                                                          ADEQUATELY CAPITALIZED            WELL CAPITALIZED
                                                          ----------------------            ----------------
                                                                     PERCENT OF                       PERCENT OF
                                                         AMOUNT        ASSETS          AMOUNT           ASSETS
                                                         ------        ------          ------           ------
Tangible Capital:
   Actual                                            $   110,111        7.50%         $   110,111        7.50%
   Requirement                                            22,032        1.50               29,376        2.00
   Excess (Deficiency)                                    88,079        6.00               80,375        5.50
Core Capital:
   Actual                                            $   110,111        7.50%         $   110,111        7.50%
   Requirement                                            58,751        4.00               73,439        5.00
   Excess (Deficiency)                                    51,360        3.50               36,672        2.50
Risk-based Capital:
   Actual                                            $   120,416       10.80%         $   120,416       10.80%
   Requirement                                            89,188        8.00              111,485       10.00
   Excess (Deficiency)                                    31,228        2.80                8,931        0.80
Tier 1 Capital to Risk-adjusted Assets
   Actual                                            $   109,472        9.82%         $   109,472        9.82%
   Requirement                                            44,594        4.00               66,891        6.00
   Excess (Deficiency)                                    64,878        5.82               42,581        3.82

         The following table indicates our capital position compared to the requirements for an adequately capitalized institution and a well-capitalized institution as of December 31, 2001.

                                                          ADEQUATELY CAPITALIZED            WELL CAPITALIZED
                                                          ----------------------            ----------------
                                                                     PERCENT OF                       PERCENT OF
                                                         AMOUNT        ASSETS          AMOUNT           ASSETS
                                                         ------        ------          ------           ------
Tangible Capital:
   Actual                                            $   103,151        6.45%         $   103,151        6.45%
   Requirement                                            24,006        1.50               32,008        2.00
   Excess (Deficiency)                                    79,145        4.95               71,143        4.45
Core Capital:
   Actual                                            $   103,151        6.45          $   103,151        6.45
   Requirement                                            64,088        4.00               80,110        5.00
   Excess (Deficiency)                                    39,063        2.45               23,041        1.45

                                                          ADEQUATELY CAPITALIZED            WELL CAPITALIZED
                                                          ----------------------            ----------------
                                                                     PERCENT OF                       PERCENT OF
                                                         AMOUNT        ASSETS          AMOUNT           ASSETS
                                                         ------        ------          ------           ------
Risk-based Capital:
   Actual                                            $   113,621        9.26          $   113,621        9.26
   Requirement                                            98,170        8.00              122,712       10.00
   Excess (Deficiency)                                    15,451        1.26               (9,091)      (0.74)
Tier 1 Capital to Risk-adjusted Assets
   Actual                                            $   102,835        8.38          $   102,835        8.38
   Requirement                                            49,086        4.00               73,589        6.00
   Excess (Deficiency)                                    53,749        4.38               29,246        2.38

         The Bank at year-end 2002 was categorized as well capitalized. At December 31, 2002, the most restrictive regulatory consideration of the payment of dividends from the Bank to the holding company and the retention of the adequately capitalized status was the total capital (to risk weighted capital) ratio. Management is not aware of any event or circumstances after December 31, 2002 that would change the capital category.

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


NOTE 17. COMMITMENTS AND CONTINGENCIES

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

         As of December 31, 2002, the Bank had fixed and variable rate commitments to originate and/or purchase loans (at market rates) of approximately $86,087 and $65,058, respectively. In addition, the Bank had firm commitments to sell loans totaling $72,979 at December 31, 2002. The Bank's commitments to originate and purchase loans are for loans at rates ranging from 4.25% to 19.9% and commitment periods up to one year. In addition the Bank has standby letters of credit of $5,301.

         RESERVE REQUIREMENTS. The Bank's requirement to maintain cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at December 31, 2002 was satisfied by the balance of cash on hand.

         LIQUIDITY REQUIREMENT. The Company is required to maintain cash or short-term investments equal to six months interest on the 1995 subordinated notes, or approximately $672, as a condition of the indenture agreement related to the 1995 subordinated notes.


NOTE 18. RELATED PARTY TRANSACTIONS

         In the years ended December 31, 2002, 2001, and 2000 the Company expensed $8, $78, and $96 for management fees relating to services provided by companies with the same majority shareholder as the Company.

         The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with the Company's and the Bank's directors, officers, significant shareholders and associates. Loans to such related parties totaled $2,064 and $1,587 at December 31, 2002 and 2001, respectively.

         Related party deposits totaled $656 and $715 at December 31, 2002 and 2001, respectively.

         In December 2001, the Company entered into a loan agreement under which it borrowed $2,000 from Robert M. Kaye, their majority shareholder. The loan bore no interest and was repaid with the proceeds from the stock offering completed in March 2002.

         Mr. Kaye reimbursed the Company for Unauthorized Payments on December 23, 2002, in the amount of $3.5 million ($2.5 million, net of taxes) as required by the Supervisory Directive.


NOTE 19. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                  DECEMBER 31, 2002                            DECEMBER 31, 2001
                                                  -----------------                            -----------------
                                            CARRYING             ESTIMATED               CARRYING             ESTIMATED
                                              AMOUNT             FAIR VALUE               AMOUNT              FAIR VALUE
                                              ------             ----------               ------              ----------

Financial assets:
   Cash and cash equivalents             $     30,469        $       30,469          $     46,699          $     46,699
   Interest-bearing deposits in other
     banks                                      4,323                 4,323                   577                   577
   Securities                                 113,411               113,413               109,183               106,461
   Mortgage-backed securities                 152,983               152,983               167,313               167,313
   Loans, net                               1,057,052             1,077,387             1,143,772             1,142,727
   Federal Home Loan Bank stock                13,823                13,823                16,889                16,889
   Loan servicing rights                       13,104                14,802                22,951                23,828
   Accrued interest receivable                  6,131                 6,131                 7,531                 7,531


                                                  DECEMBER 31, 2002                            DECEMBER 31, 2001
                                                  -----------------                            -----------------
                                             CARRYING            ESTIMATED               CARRYING             ESTIMATED
                                              AMOUNT             FAIR VALUE               AMOUNT              FAIR VALUE
                                              ------             ----------               ------              ----------

Financial liabilities:
   Demand and savings deposits               (457,189)             (457,189)             (427,088)             (427,088)
   Time deposits                             (593,034)             (598,995)             (715,306)             (728,000)
   Borrowings                                (291,287)             (307,274)             (340,897)             (346,137)
   Accrued interest payable                    (3,141)               (3,141)               (5,083)               (5,083)
   Trust Preferred securities                 (43,750)              (44,142)              (43,750)              (31,996)
   Interest rate swaps                         (4,660)               (4,660)               (3,103)               (3,103)

         The following methods and assumptions were used to estimate the fair value of financial instruments:

                  CASH AND EQUIVALENTS--The carrying amount of these items is a reasonable estimate of the fair value.

                  INTEREST-BEARING DEPOSITS IN OTHER BANKS--The carrying amount of these items is a reasonable estimate of the fair value.

                  SECURITIES AND MORTGAGE-BACKED SECURITIES--The estimated fair value is based on quoted market prices or dealer estimates.

                  LOANS, NET--For loans held for sale, the fair value was estimated based on quoted market prices. The fair value of other loans is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics.

                  FEDERAL HOME LOAN BANK STOCK--The fair value is based upon the redemption value of the stock which equates to its carrying value.

                  ACCRUED INTEREST RECEIVABLE--The carrying amount and fair value are equal.

                  LOAN SERVICING RIGHTS--The fair value is based upon the discounted cash flow analysis.

                  DEMAND AND SAVINGS DEPOSITS--The fair value is the amount payable on demand at the reporting date.

                  TIME DEPOSITS--the fair value of fixed maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates offered at year end for similar remaining maturities.

                  BORROWINGS--The fair value of borrowings is estimated by discounting the estimated future cash flows using the rates offered at year-end for similar remaining maturities.

                  ACCRUED INTEREST PAYABLE--The carrying amount and fair value are equal.

                  COMMITMENTS--The estimated fair value is not materially different from the nominal value.

                  TRUST PREFERRED SECURITIES--The estimated fair value is based upon quoted market prices.

                  INTEREST RATE SWAPS - The estimated fair value and carrying value is based upon quoted market rates from a third party

NOTE 20.  SEGMENT REPORTING

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

                  MORTGAGE BANKING--Mortgage banking is the segment of our business that originates, sells and services permanent or construction loans secured by one- to four-family residential properties. These loans are primarily originated through commissioned loan officers located in Ohio and Western Pennsylvania. In general, fixed rate loans are originated for sale and adjustable rate loans may be originated for sale or be retained in the portfolio. Loans being serviced include loans originated and still owned by the Bank, loans originated by the Bank but sold to others with servicing rights retained by the Bank, and servicing rights to loans originated by others but purchased by the Bank. The servicing rights the Bank purchases may be located in a variety of states and are typically being serviced for Fannie Mae or Freddie Mac.

                  PARENT AND OTHER--The category below labeled Parent and Other consists of the remaining segments of the Company's business. It includes corporate treasury, interest rate risk, and financing operations, which do not generate revenue from outside customers. The net interest income that results from investing in assets and liabilities with different terms to maturity or repricing has been eliminated from the two major operating segments and is included in this category.

         Operating results and other financial data for the current year and preceding two years are as follows:

         As of or for the year ended December 31, 2002

                                                     RETAIL AND
                                                     COMMERCIAL        MORTGAGE             PARENT
                                                     BANKING            BANKING            AND OTHER              TOTAL
                                                     -------            -------            ---------              -----
OPERATING RESULTS:
Net interest income                                     $25,523           $15,940            $(9,336)            $32,127
Provision for losses on loans                             4,878               842                 --               5,720
                                                       --------          --------           --------            --------
Net interest income after
  provision for loan losses                              20,645            15,098             (9,336)             26,407
Noninterest income                                        6,323              (136)             3,358               9,545
Direct noninterest expense                               18,402            10,073              3,203              31,678
Allocation of overhead                                   15,933             8,721                 --              24,654
                                                         ------           -------           --------            --------
Income before income taxes                              $(7,367)          $(3,832)           $(9,181)           $(20,380)
                                                         ======            ======             ======             =======
FINANCIAL DATA:
Segment assets                                         $861,303          $390,995           $225,201          $1,477,499
Depreciation and amortization                             7,872             8,148                822              16,842
Expenditures for additions
  to premises and equipment                               1,593               395                                  1,988


         As of or for the year ended December 31, 2001

                                                       RETAIL AND
                                                       COMMERCIAL        MORTGAGE            PARENT
                                                        BANKING           BANKING           AND OTHER              TOTAL
                                                        -------           -------           ---------              -----
OPERATING RESULTS:
Net interest income                                     $23,128           $15,022            $(5,271)            $32,879
Provision for losses on loans                             5,974               531                 --               6,505
                                                        -------          --------         ----------             -------
Net interest income after
  provision for loan losses                              17,154            14,491             (5,271)             26,374
Noninterest income                                        7,315             4,949              1,498              13,762
Direct noninterest expense                               20,251             8,489              1,996              30,736
Allocation of overhead                                   10,856             4,550                 --              15,406
                                                       --------             -----           --------              ------
Income before income taxes                             $(6,638)           $ 6,401            $(5,769)         $  (6,006)
                                                        ======             ======              ======          =========
FINANCIAL DATA:
Segment assets                                         $961,746          $450,763           $195,911          $1,608,420
Depreciation and amortization                             5,572             6,517                464              12,553
Expenditures for additions
  to premises and equipment                               8,428               774                                  9,202

         As of or for the year ended December 31, 2000

                                                     RETAIL AND
                                                     COMMERCIAL        MORTGAGE            PARENT
                                                     BANKING            BANKING           AND OTHER              TOTAL
                                                     -------            -------           ---------              -----
OPERATING RESULTS:
Net interest income                                     $25,901            $8,148             $5,065             $39,114
Provision for losses on loans                             5,594               756                 --               6,350
                                                        -------            ------         ----------             -------
Net interest income after
  provision for loan losses                              20,307             7,392              5,065              32,764
Noninterest income                                        5,666             3,539                350               9,555
Direct noninterest expense                               19,651             7,081                666              27,398
Allocation of overhead                                    9,382             3,380                 --              12,762
                                                        -------             -----          ---------            --------
Income before income taxes                           $  (3,060)           $   470             $4,749            $  2,159
                                                      =========            ======              =====             =======
FINANCIAL DATA:
Segment assets                                       $1,059,436          $475,283           $160,560          $1,695,279
Depreciation and amortization                             2,337             3,272                514               6,123
Expenditures for additions
  to premises and equipment                              36,032               965                                 36,997


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


NOTE 21. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

         Below is condensed financial information of Metropolitan Financial Corp. (parent company only). In this information, the parent's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                          2002                   2001
                                                                                          ----                   ----

ASSETS
Cash and due from banks                                                             $         96            $       169
Securities available for sale                                                                689                    679
Loans receivable                                                                              --                     50
Investment in Metropolitan Bank and Trust Company                                        110,316                105,661
Investment in nonbank subsidiaries                                                         2,321                  2,165
Intangible assets                                                                             37                     37
Prepaid expenses and other assets                                                          4,615                  3,183
                                                                                         -------                -------
   Total assets                                                                         $118,074               $111,944
                                                                                         =======                =======

LIABILITIES
Borrowings                                                                             $  16,867              $  20,985
Other liabilities                                                                          2,256                  1,692
Guaranteed preferred beneficial
   interests in the corporation's
   junior subordinated debentures                                                         43,750                 43,750
                                                                                         -------                -------
     Total liabilities                                                                    62,873                 66,427


SHAREHOLDERS' EQUITY
   Total shareholders' equity                                                             55,201                 45,517
                                                                                         -------                -------
     Total liabilities and shareholders' equity                                         $118,074               $111,944
                                                                                         =======                =======

                            STATEMENTS OF OPERATIONS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                          2002                2001                 2000
                                                                          ----                ----                 ----

Interest on loans and securities                                    $      205           $    208               $   222
Interest on borrowings                                                  (1,651)            (1,865)               (2,001)
Interest on junior subordinated debentures                              (4,143)            (4,156)               (4,156)
                                                                        ------             ------                 -----
Net interest expense                                                    (5,589)            (5,813)               (5,935)
Noninterest income
   Dividends from Metropolitan Bank and Trust Company                       --              2,750                 4,000
   Other operating income                                                   28                 10                    (3)
                                                                       -------             ------                 -----
                                                                            28              2,760                 3,997
Noninterest expense
   Amortization of intangibles                                              --                  4                     4
   Other operating expenses                                                873                285                   332
                                                                        ------            -------                ------
                                                                           873                289                   336
                                                                        ------             ------                ------
Income (loss) before income taxes                                       (6,434)            (3,342)               (2,274)
   Federal income tax benefit                                           (2,183)            (2,122)               (2,118)
                                                                        ------             ------                 -----
Income (loss) before equity in undistributed net
   income of subsidiaries                                               (4,251)            (1,220)                 (156)
Equity in undistributed net income (loss) of Metropolitan
   Bank and Trust Company                                               (9,295)            (2,423)                1,653
Equity in undistributed net income of nonbank subsidiaries                 156                 75                    --
                                                                       -------             ------                 -----
Net income (loss)                                                     $(13,390)           $(3,568)               $1,497
                                                                       =======             ======                 =====

                            STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                        2002                2001                  2000
                                                                        ----                ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $(13,390)           $(3,568)             $  1,497
Adjustments to reconcile net income to net cash provided
   by operating activities:
Equity in net income of Metropolitan
   Bank and Trust Company                                                9,295              2,423                (1,653)
Equity in net income of nonbank subsidiaries                              (156)               (75)                   12
Amortization                                                                --                  4                     4
Change in other assets and liabilities                                    (817)              (899)                1,079
                                                                        ------             -------              -------
      Net cash from operating activities                                (5,068)            (2,115)                  939
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities                                           --                244                    --
Purchase of securities available for sale                                  (10)               (34)                  (54)
Capital contributions to Metropolitan Bank and Trust Company           (12,000)                --                    --
Capital contributions to nonbank subsidiaries                               --                 --                  (275)
                                                                   -----------           --------            ----------
Net cash from investing activities                                     (12,010)               210                  (329)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan received from majority stockholder                                     --              2,000                    --
Repayment of borrowings                                                 (5,025)                --                   (15)
Net activity on lines of credit                                          2,907             (1,000)                   --
Proceeds from issuance of common stock                                  19,123                 96                   138
                                                                        ------            -------                 -----
Net cash from financing activities                                      17,005              1,096                   123
                                                                        ------              -----                   ---
      Net change in cash and cash equivalents                              (73)              (809)                  733
Cash and cash equivalents
   at beginning of year                                                    169                978                   245
                                                                      --------              -----               -------
Cash and cash equivalents
   at end of year                                                  $        96             $  169              $    978
                                                                    ==========              =====               =======

Supplemental disclosures of cash flow information:
   Exchange of loan payable for common stock                            $2,000                 --                    --


NOTE 22. LOAN SECURITIZATIONS

During 2002 and 2001, the Bank securitized one- to four-family loans and sold all of these securities while retaining the rights to service those loans. In prior years, the Bank securitized one- to four-family, multifamily, and commercial real estate loans. Those securities may have been sold or retained. All of the rights to service those loans were retained. An analysis of the activity in securitizations serviced by the Bank during 2002 and 2001 follows:

                                                                    1-4 Family         Multifamily        Commercial Real
                                                                      Loans               Loans             Estate Loans
                                                                      -----               -----             ------------
Balance at December 31, 2001
     Principal balance of loans                                            220,656             115,429                69,097
     Amortized cost of servicing rights                                      2,712                 558                   128
     Servicing rights as a % of principal                                     1.23                0.48                  0.18

New securitizations during the year
     Principal balance of loans                                            264,493                  --                    --
     Fair value of servicing rights                                          2,674                  --                    --
     Servicing rights as a % of principal                                     1.01                  --                    --

Principal payments received on securitized loans                           222,534              24,502                16,537

Balance at December 31, 2002
     Principal balance of loans                                            262,615              90,927                52,560
     Amortized cost of servicing rights                                      2,505                 266                    42
     Servicing rights as a % of principal                                     0.95                0.29                  0.08

Other information at end of period
     Securitized assets still owned                                            577              43,754                52,560
     Delinquencies - past due 30 or more days                                2,449               1,437                 5,873
     Weighted average rate                                                   5.95%               7.97%                 8.18%
     Weighted average maturity in months                                       337                  65                    52
     Fair value of servicing rights                                          2,030               1,140                   168
     Fair value assumptions
          Discount rate                                                      8.00%              12.00%                12.00%
          Weighted average prepayment assumption                           551 PSA           18.0% CPR             18.0% CPR
          Anticipated delinquency                                            1.01%               4.00%                10.00%
          Anticipated foreclosure rate                                          --                  --                    --

Other information for the year
     Securitized assets sold                                               264,493                  --                    --
     Gain on securitized assets sold                                         4,175                  --                    --
     Credit losses net of recoveries                                            --                  --                    --
     Range of fair value assumptions used
          Discount rate                                                 8.00-8.50%        12.00-12.50%          12.00-12.50%
          Prepayment assumption                                        131-997 PSA          15-19% CPR            15-19% CPR
          Anticipated delinquency                                        .91-2.50%          2.50-5.00%          10.00-12.00%
          Anticipated foreclosure rate                                          --                  --                    --



The fair value of servicing rights remaining after loans are securitized is based on the assumptions utilized in calculating fair value. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:


                                                               1-4 Family       Multifamily      Commercial Real
                                                                 Loans             Loans           Estate Loans
                                                                 -----             -----           ------------

              Fair value at December 31, 2002                         $2,030           $1,140                  $168

              Projected fair value based on
                 1% added to discount rate                             1,880            1,117                   164
                 2% added to discount rate                             1,836            1,096                   161

                 10% increase in prepayment speed                      1,775            1,120                   165
                 20% increase in prepayment speed                      1,648            1,100                   162

                 25% increase in delinquency rate                      1,914            1,156                   180
                 50% increase in delinquency rate                      1,911            1,151                   177

                 Foreclosure rate of 0.25%                             1,896            1,143                   175
                 Foreclosure rate of 0.50%                             1,883            1,070                   156

                                                                    1-4 Family         Multifamily       Commercial Real
                                                                      Loans               Loans           Estate Loans
                                                                      -----               -----           ------------
Balance at December 31, 2000
     Principal balance of loans                                            $71,967            $137,971            $77,125
     Amortized cost of servicing rights                                        988                 772                194
     Servicing rights as a % of principal                                     1.37                0.56               0.25

New securitizations during the year
     Principal balance of loans                                            218,008                  --                 --
     Fair value of servicing rights                                          3,445                  --                 --
     Servicing rights as a % of principal                                     1.58                  --                 --

Principal payments received on securitized loans                            69,320              22,542              8,028

Balance at December 31, 2001
     Principal balance of loans                                            220,656             115,429             69,097
     Amortized cost of servicing rights                                      2,712                 558                128
     Servicing rights as a % of principal                                     1.23                0.48               0.18

Other information at end of period
     Securitized assets still owned                                          1,552              53,547             69,097
     Delinquencies - past due 30 or more days                                1,786               3,512              5,873
     Weighted average rate                                                    6.84                8.17               8.35
     Weighted average maturity in months                                       341                  73                 65
     Fair value of servicing rights                                          2,907               1,302                211
     Fair value assumptions
          Discount rate                                                         9%                 11%                11%
          Weighted average prepayment assumption                           176 PSA             14% CPR            15% CPR
          Anticipated delinquency                                            1.02%                4.0%             18.00%
          Anticipated foreclosure rate                                          --                  --                 --
Other information for the year
     Securitized assets sold                                               218,008                  --                 --
     Gain on securitized assets sold                                         2,345                  --                 --
     Credit losses net of recoveries                                            --                  --                 --
     Range of fair value assumptions used
          Discount rate                                                   9 - 9.5%          11 - 11.5%         11 - 11.5%
          Prepayment assumption                                      150 - 757 PSA      12.0-14.0% CPR     11.0-15.0% CPR
          Anticipated delinquency                                     0.90 - 2.00%        1.69 - 4.40%       9.5 - 11.03%
          Anticipated foreclosure rate                                          --                  --                 --

                                                               1-4 Family       Multifamily      Commercial Real
                                                                 Loans             Loans           Estate Loans
                                                                 -----             -----           ------------

              Fair value at December 31, 2001                         $2,907           $1,302                  $211

              Projected fair value based on
                 1% added to discount rate                             2,726            1,253                   207
                 2% added to discount rate                             2,622            1,229                   203

                 10% increase in prepayment speed                      2,717            1,245                   206
                 20% increase in prepayment speed                      2,605            1,214                   201

                 25% increase in delinquency rate                      2,858            1,276                   224
                 50% increase in delinquency rate                      2,748            1,280                   226

                 Foreclosure rate of 0.25%                             2,834            1,267                   220
                 Foreclosure rate of 0.50%                             2,808            1,262                   219

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


NOTE 23.  OFF-BALANCE SHEET ACTIVITIES

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

          These interest rate swaps have been designated as cash flow hedges of certain FHLB advances and were determined to be fully effective during the year ended December 31, 2002. As such, the aggregate fair value of the swaps are recorded in other liabilities with changes in fair value recorded in other comprehensive income and no amount of ineffectiveness was included in net income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swaps. The loss recorded in other comprehensive income for the years ended December 31, 2002 and 2001 totaled $1,023 and $2,173 and represented the decline in fair value of the swaps during the periods.

Information about notional amounts at year-end is as follows:

                                                            2002                           2001
                                                            ----                           ----
              Interest rate swaps                         $40,000                         $40,000


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

NOTE 24. OTHER COMPREHENSIVE LOSS

                                                                                        2002           2001           2000
                                                                                        ----           ----           ----
Accumulated other comprehensive loss beginning of year                               $(1,561)      $(1,091)       $(4,047)
Change in unrealized gain (loss) on securities                                          (455)           90          5,014
Reclassification of securities held to maturity to available for sale                 (2,737)           --             --
Reclassification of gain (loss) realized on securities sales                           3,950         2,343           (471)
                                                                                      ------        ------          ------
Total change in unrealized gain (loss) on securities                                     758         2,433           4,543
Tax effect of change in unrealized gain (loss) on securities                            (244)         (730)         (1,587)
Cumulative effect of recording derivative hedge at fair value                             --        (1,374)             --
Change in unrealized loss on qualifying cash flow hedge                               (1,557)       (1,729)             --
Tax effect of change in unrealized loss on qualifying cash flow hedge                    534           930              --
                                                                                      ------        ------          ------
Total change in other comprehensive income (loss) for the year                          (509)         (470)          2,956
Accumulated other comprehensive income (loss) end of year                            $(2,070)      $(1,561)        $(1,091)
                                                                                      ======        ======          ======

NOTE 25. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED:
                                                            MARCH 31           JUNE 30      SEPTEMBER 30        DECEMBER 31
                                                            --------           -------      ------------        -----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

2002
Interest income                                              $23,768          $23,097           $23,144          $22,179
Interest expense                                              16,437           15,632            14,602           13,390
Net interest income                                            7,331            7,465             8,542            8,789
Provision for loan losses(1)                                     100            6,185              (565)              --
Noninterest income                                             4,600           (1,717)              963            5,699
Noninterest expense(2)                                        11,613           21,887            11,358           11,474
Income tax expense (benefit)                                      57           (7,834)             (368)           1,155
Net income (loss)                                                161          (14,490)             (920)           1,859
Basic earnings per share                                       $0.02          $(0.90)           $(0.06)            $0.12
Diluted earnings per share                                     $0.02          $(0.90)           $(0.06)            $0.11

2001
Interest income                                              $31,635          $30,070           $28,149          $24,987
Interest expense                                              22,546           21,666            19,976           17,774
Net interest income                                            9,089            8,404             8,173            7,213
Provision for loan losses                                      1,055            3,145             1,150            1,155
Noninterest income                                             2,420            4,311             4,633            2,398
Noninterest expense                                           11,218           12,553            11,058           11,313
Income tax expense (benefit)                                    (341)            (905)               60           (1,252)
Net income (loss)                                               (423)          (2,078)              538           (1,605)
Basic and diluted earnings per share                         $(0.05)          $(0.26)            $ 0.07          $(0.20)

(1) Provision increased due to significant credit quality deterioration in the commercial business portfolio and commercial real estate loan portfolio at June 30, 2002.

(2) Increase in noninterest expense primarily due to $8.8 million write-down taken against premises and equipment during the second quarter. of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the information contained in the Company's Proxy Statement in connection with the Company's 2003 Annual Meeting of Shareholders. Information concerning executive officers of the Company also required by this item is contained in Part I of this Repot under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the information contained in the Company's Proxy Statement in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 12. OWNERSHIP OF THE COMPANY'S COMMON SHARES BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the information contained in the Company's Proxy Statement in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the information contained in the Company's Proxy Statement in connection with the Company's 2003 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) Exhibits, financial statements, and financial statement schedules.

1.Financial statements                                                          Page No.
  --------------------                                                          --------

                  Report of Independent Auditors                                    51

                  Consolidated Statements of Financial Condition                    52

                  Consolidated Statements of Operations                             53

                  Consolidated Statements of Changes in Shareholders' Equity        54

                  Consolidated Statements of Cash Flows                             55

                  Notes to Consolidated Financial Statements                        57

2. Financial Statement Schedules
   -----------------------------

                  Parent Company Financial Statements                               83

3. Exhibits

EXHIBIT
   NO.                                   DESCRIPTION
   ---                                   -----------

2.1 Agreement and Plan of Merger dated October 23, 2002, by and between the Company and Sky Financial Group, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on October 24, 2002 and incorporated herein by reference).

3.1 Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Form 10-K, filed on March 26, 2002 and incorporated herein by reference).

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

4.9 Specimen Subordinated Note relating to the 9 5/8% Subordinated Notes due January 1, 2005 (filed as Exhibit 4.1 to the Company's Amendment 1 to the Registration Statement on Form S-1, filed on November 13, 1995 and incorporated herein by reference).

4.10 Form of Indenture entered into December 1, 1995 between the Company and Boatmen's Trust Company (filed as Exhibit 4.1 to the Company's Amendment 1 to the Registration Statement on Form S-1, filed on November 13, 1995 and incorporated herein by reference).

10.1 Supervisory Agreement dated July 26, 2001 between Metropolitan Financial Corp. and the Office of Thrift Supervision (filed as
            Exhibit 10.2 to the Company's Form 10-Q dated August 14, 2001 and incorporated herein by reference).

10.2 Supervisory Agreement dated July 26, 2001 between Metropolitan Bank and Trust Company, the State of Ohio, Division of Financial Institutions, and the Office of Thrift Supervision (filed as Exhibit
            10.3 to the Company's Form 10-Q dated August 14, 2001 and incorporated herein by reference).

10.3 December 31, 2001 letter from the State of Ohio Division of Financial Institutions and Office of Thrift Supervision to Metropolitan Bank and Trust Company (filed as Exhibit 99.1 to the Company's Form 8-K dated December 31, 2001 and incorporated herein by reference).

10.4 December 27, 2001 letter from the Office of Thrift Supervision to the Company (filed as Exhibit 99.2 to the Company's Form 8-K dated December 31, 2001 and incorporated herein by reference).

10.5 Employment Agreement by and between the Company and Marcus Faust, Executive Vice President and Chief Financial Officer dated as of June 5, 2002 (filed as Exhibit 10.3 to the Company's Form 10-Q/A filed on October 22, 2002 and incorporated herein by reference).

10.6 Loan Agreement by and between Sky Bank and the Company dated September 12, 2002 (filed as Exhibit 10.4 to the Company's Form 10-Q filed on November 14, 2002 and incorporated herein).

10.7 First Amendment to the Loan Agreement by and between Sky Bank, the Company and Robert M. Kaye as guarantor, dated September 20, 2002 (filed as Exhibit 10.5 to the Company's Form 10-Q filed on November 14, 2002 and incorporated herein by reference).

10.8 Escrow Agreement by and between the Company and Robert M. Kaye dated October 23, 2002 (filed as Exhibit 10.6 to the Company's Form 10-Q filed on November 14, 2002 and incorporated herein).

10.9 Retention Pay Plan Agreement by and between the Company and certain key employees dated September 24, 2002 (filed as Exhibit 10.7 to the Company's Form 10-Q filed on November 14, 2002 and incorporated herein).

10.10 Voting Agreement by and between Sky Financial and Robert M. Kaye, as Majority Shareholder dated October 23, 2002 (filed as Exhibit 10.8 to the Company's Form 10-Q filed on November 14, 2002 and incorporated herein).

10.11 Artwork Agreement by and between Robert M. Kaye and the Bank and the Company dated October 23, 2002.

11 Statement regarding computation of per share earnings (included in Note 1 to Consolidated Financial Statements) of this Annual Report on Form 10-K.

21          List of subsidiaries of the Company.

23          Consent of Independent Accountants.

24          Power of Attorney.

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of Chief Executive Officer Regarding Disclosure Controls and Procedures

99.4 Certification of Chief Financial Officer Regarding Disclosure Controls and Procedures

Reports on Form 8-K.

         On October 23, 2002, the Company filed an 8-K announcing that it had released its third quarter and nine months ending September 30, 2002 results and restated results for the second quarter and six months ended June 30, 2002.

         On October 24, 2002, the Company filed an 8-K announcing that it had entered into an Agreement and Plan of Merger with Sky Financial Group on October 23, 2002.

                                   SIGNATURES

                  Pursuant to the requirements of Sections 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METROPOLITAN FINANCIAL CORP.



                                           By:  /s/ Kenneth T. Koehler
                                           ----------------------------------
                                           Kenneth T. Koehler,
                                           Chief Executive Officer
                                           President, Assistant Secretary,
                                           Assistant Treasurer, and Director
                                           (Principal Executive Officer)

                                           Date:  March 25, 2003
                                                ----------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                           By:  /s/ Marcus Faust
                                              ------------------
                                           Marcus Faust,
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           (Principal Financial and Accounting
                                           Officer)

                                           Date:  March 25, 2003
                                                ----------------


Malvin E. Bank, Chairman of the Board and Director; Kenneth R. Lehman, Vice Chairman and Director David P. Miller, Treasurer, Assistant Secretary and Director; Robert R. Broadbent, Director; Marjorie M. Carlson, Director; Lois K. Goodman, Director; James A. Karman, Director; Ralph D. Ketchum, Director and Alfonse M. Mattia, Director.



                                           By:  /s/ Kenneth T. Koehler
                                              ------------------------
                                                    Kenneth T. Koehler
                                                    Attorney-in-Fact


                                           Date:    March 25, 2003
                                                ------------------