Form 10-K/A
period 2002-12-31
METROPOLITAN FINANCIAL CORP /OH/
filed 2003-04-30
CIK 1003233

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

/X / Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
                          -----------------

Commission file number 000-21553
                       ---------

                          METROPOLITAN FINANCIAL CORP.
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Ohio                                34-1109469
--------------------------------------    -------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                22901 Millcreek Blvd., Highland Hills, Ohio   44122
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes     No [X]
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

                          METROPOLITAN FINANCIAL CORP.

                                2002 FORM 10-K/A
                                TABLE OF CONTENTS

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............................................................. 3

Item 11. Executive Compensation.......................................................................................... 4

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.................. 5

Item 13. Certain Relationships and Related Transactions.................................................................. 7

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table lists, as of March 31, 2003, the directors of the Registrant, Metropolitan Financial Corp. (the "Company") and its wholly owned subsidiary, Metropolitan Bank and Trust (the "Bank"):

                       NAME   AGE                                       BUSINESS EXPERIENCE

             MALVIN E. BANK    72    Mr. Bank has been the  Secretary,  Assistant  Treasurer and a Director of the Company and
                                     Secretary  and  Director  of the Bank for more  than six years and  Chairman  since  June
                                     2002. Mr. Bank is General Counsel of the Cleveland  Foundation,  a community  foundation.
                                     Mr. Bank also serves as a Director of Oglebay Norton  Company.  Mr. Bank also serves as a
                                     Trustee of Case Western  Reserve  University,  The Holden  Arboretum,  Chagrin River Land
                                     Conservancy,  Cleveland Center for Research in Child  Development,  Hanna Perkins School,
                                     and numerous other civic and charitable organizations and foundations.

         KENNETH T. KOEHLER    57    Mr.  Koehler  joined the Company in January  1999 as  Executive  Vice  President.  He has
                                     served as  President of the Company and the Bank since  October 1999 and Chief  Executive
                                     Officer of both since June 2002.  In  addition,  Mr.  Koehler  also  serves as  Assistant
                                     Treasurer and Assistant Secretary for the Company and the Bank.  Previously,  Mr. Koehler
                                     served as President and Chief Executive  Officer of United Heritage Bank,  Edison,  NJ, a
                                     community  bank  (1998-1999);  and President and Chief  Executive  Officer of Golden City
                                     Commercial  Bank,  New York, NY, a community  bank  (1994-1998).  He has also served as a director of Cumberland  Farms/Gulf Oil Company, and as a trustee of Providence Performing
                                     Arts Association and Catholic  Charities Annual Appeal,  Diocese of RI. He is currently a trustee of the Great  Lakes  Theater  Festival,  Catholic  Charities  Corporation  of the
                                     Diocese of Greater Cleveland, and Diabetes Association of Greater Cleveland.

          KENNETH R. LEHMAN    44    Mr.  Lehman has served as Vice  Chairman and a Director of the Company and the Bank since
                                     June 2002.  Mr.  Lehman is retired from the law firm of Luse Gorman  Pomerenk & Schick in
                                     Washington  DC. He was a  partner  with the firm for more than  five  years.  Mr.  Lehman also served for several  years as an Attorney  Advisor with the  Securities  and Exchange
                                     Commission in Washington DC.

            DAVID P. MILLER    70    Mr.  Miller has served as a Director of the Company and the Bank since 1992.  Mr.  Miller has also held the positions of Treasurer and Assistant  Secretary of the Company for more than five years.  Since  1986,  Mr.  Miller has been the  President  and Chief  Executive
                                     Officer of Columbia  National Group,  Inc., a  Cleveland-based  scrap and waste materials wholesaler and steel manufacturer.  He is currently a commissioner of the Ohio Lottery.

        ROBERT R. BROADBENT    81    Mr.  Broadbent  has served as a Director of the  Company  and the Bank since  1992.  From
                                     1984 to 1989, Mr. Broadbent served as Chairman and Chief Executive  Officer of The Higbee
                                     Company,  a  Cleveland-based  clothing and housewares  retailer.  Mr. Broadbent served as the Chairman of the Rock and Roll Hall of Fame Museum,  Inc. until May 1994 and is now on the advisory board.  Mr.  Broadbent also serves as a director of PICO Holdings,  Inc., as well as a trustee of the Murphy Foundation.

        MARJORIE M. CARLSON    62    Ms.  Carlson has served as a Director of the Company and the Bank since 1994.  She is the retired  Director of Development  for The Cleveland  Foundation.  Ms. Carlson is a member of the Board of  Trustees of the College of Wooster,  Playhouse  Square  Foundation,  The
                                     Gund Foundation and Exuma Foundation.

                       NAME   AGE                                       BUSINESS EXPERIENCE
            LOIS K. GOODMAN    69    Ms.  Goodman  has served as a Director  of the  Company  and the Bank since  1994.  Since
                                     1990, she has been President of the Work & Family  Consulting  Group,  Inc., a consulting service for employers on managing working  families.  Ms. Goodman is also a member of the
                                     Board of Trustees for the Cleveland  Opera,  the Jewish  Community  Federation,  Starting
                                     Point,  Eldred Theater and The Montefiore Home  (including  serving as its immediate Past
                                     President).

            JAMES A. KARMAN    65    Mr.  Karman has served as a Director of the Company and the Bank since 1992.  Mr.  Karman has been affiliated with RPM, Inc., a manufacturer of protective  coatings,  sealants and specialty  chemicals,  since 1963.  From 1978 to 1999, Mr. Karman served as President and
                                     Chief  Operating  Officer of RPM, Inc.,  and in 1999 was elected its Vice  Chairman.  Mr.
                                     Karman serves as a member of the Board of Directors of RPM, Inc., A.  Schulman,  Inc. and
                                     Shiloh  Industries,  Inc.  In  addition,  Mr.  Karman  serves as a member of the Board of
                                     Trustees  of the  Boys & Girls  Club of  Cleveland  and The  Western  Reserve  Historical
                                     Society,  a member of the Board of  Visitors  of the  University  of  Wisconsin  Business
                                     School and is a member of the  Corporate  Council and Finance  Committee of the Cleveland
                                     Museum of Art.

           RALPH D. KETCHUM    76    Mr.  Ketchum  has served as a Director  of the  Company  and the Bank since  1991.  Since
                                     1987,  Mr.  Ketchum  has been  President  of RDK  Capital  Inc.,  a general  partner in a partnership  formed for the purposes of  acquiring  and  managing  companies  serving the aircraft industry.  Before joining RDK Capital,  Inc., he was a Senior Vice President and
                                     Group Executive for the General Electric  Company,  Lighting Group. Mr. Ketchum is also a member of the Board of Directors of Lithium Technologies.

          ALFONSE M. MATTIA    61    Mr.  Mattia has served as a  consultant  to the Bank since 1987 and as a Director  of the
                                     Company  and the Bank since  1996.  He is a Certified  Public  Accountant  and a founding partner of Amper,  Politziner  & Mattia,  a regional  public  accounting  and  consulting firm. Mr. Mattia is a charter member of the Rutgers  University  Family Business Forum, a member of the Harvard  Business  School  Club of New York and a member of several  senior committees of the American Institute of Certified Public Accountants.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to compensation provided by the Company, including the Bank, during the years ended December 31, 2002, 2001 and 2000, to its chief executive officer and the Company's other executive officers whose annual salary and bonus exceed $100,000.


                                            SUMMARY COMPENSATION TABLE
                                                                                              LONG-TERM
                                                 ANNUAL COMPENSATION                     COMPENSATION AWARDS
                                      -------------------------------------------     -------------------------
                           FISCAL YEAR                                  OTHER         RESTRICTED    SECURITIES
NAME AND                      ENDED                                     ANNUAL          STOCK       UNDERLYING       ALL OTHER
PRINCIPAL POSITION         DECEMBER 31       SALARY      BONUS (6)   COMPENSATION(7)   GRANTS (8)   OPTIONS/SARS   COMPENSATION (9)
------------------         -----------       ------      ---------   ---------------  ----------    ------------   ----------------
Malvin E. Bank                2002(1)       $   --         $   --         $ --        $   --            8,000        $113,000
Chairman of the Board         2001              --             --           --            --             --              --
                              2000              --             --           --            --             --              --

Robert M. Kaye                2002 (2)       231,077           --           --            --           87,645          20,876
Chairman of the Board         2001           485,558         30,000         --            --           32,294           5,523
and Chief Executive           2000           474,994           --           --            --             --             5,598
Officer

Kenneth T. Koehler            2002(3)        348,847        125,000         --            --           66,055           7,522
Chief Executive               2001           299,245         70,000         --            --           32,294           6,638
Officer, President,           2000           260,000         86,350         --            --             --             4,621
Assistant Secretary and
Assistant Treasurer

Marcus Faust                  2002(4)        139,615         50,000         --            --           35,000             636
Executive Vice                2001              --             --           --            --             --              --
President - Chief             2000              --             --           --            --             --              --
Financial Officer

Leonard D. Kichler            2002           197,692         25,000         --            --           10,000           4,535
Executive Vice                2001           188,654         22,500         --            --           16,147           1,092
President -                   2000(5)         77,404         31,500         --            --           16,147             337
Relationship Banking of
the Bank

(1)  - Mr. Bank became Chairman of the Board on July 1, 2002.

(2) - Mr. Kaye resigned his position as Chairman of the Board and Chief Executive Officer on July 1, 2002.

(3)  - Mr. Koehler added the title of Chief Executive Officer on July 1, 2002.

(4)  - Mr. Faust did not join the Company until June 5, 2002.

(5)  - Mr. Kichler did not join the Bank until July 17, 2000.

(6) - With the exception of Mr. Kaye's 2001 bonus and $1,350 of the 2000 bonuses for Mr. Koehler, bonuses are paid in the first quarter of the following year.

(7) - Perquisites paid to the Named Executive Officers for 2002 did not exceed the disclosure thresholds established under Commission regulations and therefore are not included in these totals.

(8)  - None of the Named Executive Officers holds restricted stock.

(9) - Includes the following amounts paid for 2002 for term life insurance and the Bank's contributions to the Metropolitan Bank and Trust 401(k). Kaye ($874 and $4,229), (Koehler $2,022 and $5,500), Faust ($636 and $0),
       Kichler ($1,143 and $3,392). Mr. Kichler did not participate in the 401(k) plan in 2001 and 2000. This also includes $113,000 in Directors' Fees paid to Mr. Bank and $15,773 in Directors' Fees paid to Mr. Kaye in 2002.

         The following table provides information regarding grants of options made during the year ended December 31, 2002, to each of the executive officers named in the Summary Compensation Table

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF STOCK PRICE
                                                                                              APPRECIATION FOR TEN YEAR
                                             INDIVIDUAL GRANTS                                       OPTION TERM
                         -----------------------------------------------------------    ---------------------------------------
                         NUMBER OF       % OF TOTAL
                         SECURITIES      OPTIONS                EXERCISE
                         UNDERLYING      GRANTED TO             OR BASE
                         OPTIONS         EMPLOYEES              PRICE          EXPIRATION
NAME                     GRANTED (#)(1)  IN FISCAL YEAR(2)      ($/SHARE)      DATE               5%                 10%
----                     --------------  -----------------      ---------      ----------         --                 ---
Malvin E. Bank                8,000            2.74%           $2.900         3/27/2012        $ 14,590            $ 36,975

Robert M. Kaye               30,000           10.26%           $2.900         3/27/2012        $ 54,714            $138,656
                             48,130           16.47%           $3.630         6/15/2012        $109,875            $278,446
                              9,515            3.26%           $3.993         5/15/2012        $ 23,894            $ 60,552

Kenneth T. Koehler           60,000           20.53%           $2.900         3/27/2012        $109,428            $277,311
                              6,055            2.07%           $3.630         5/15/2012        $ 13,823            $ 35,030

Marcus Faust                 35,000           11.97%           $3.610          6/5/2012        $ 79,461            $201,369

Leonard D. Kichler           10,000             3.4%           $2.900         3/27/2012        $ 18,238            $ 46,219

(1) - These options vest 50% on the third anniversary, 25% on the fourth anniversary and 25% on the fifth anniversary from the date of grant. These options also vest 100% on change in control.

(2) - Represents grants of incentive stock options, except for Mr. Kaye's grants of 48,130 shares, which are non-incentive stock options.


              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                OPTIONS/SARS AT                   IN-THE-MONEY OPTIONS/SARS
                                                                FISCAL YEAR-END                   AT FISCAL YEAR-END
                                                                ----------------------------      ----------------------------
                       SHARES ACQUIRED
NAME                   ON EXERCISE         VALUE REALIZED       EXERCISABLE/UNEXERCISABLE(1)      EXERCISABLE/UNEXERCISABLE(2)
----                   -----------         --------------       ----------------------------      ----------------------------
Malvin E. Bank              --                   --                     --/8,000                       $--/$23,200

Robert M. Kaye              --                   --                731,780/188,852                     $--/$346,732

Kenneth T. Koehler          --                   --                 28,257/126,606                     $--/$321,313

Marcus Faust                --                   --                     --/35,000                      $--/$126,350

Leonard D. Kichler          --                   --                    --/42,294                       $--/$91,667


                      EQUITY COMPENSATION PLAN INFORMATION

                               NUMBER OF SECURITIES TO BE                             NUMBER OF SECURITIES
                               ISSUED UPON EXERCISE OF          WEIGHTED AVERAGE      REMAINING AVAILABLE FOR
PLAN                           OUTSTANDING OPTIONS AND RIGHTS   EXERCISE PRICE (2)    ISSUANCE UNDER PLAN
----                           ------------------- ----------   ------------------    -------------------
Equity Compensation Plans
Approved by Stockholders                 1,412,714(1)                  $7.73                  64,732(3)

Equity Compensation Plans
Not Approved by
Stockholders                                  --                       $ --                      --

Total                                    1,412,714                     $7.73                  64,732

(1) - Consists of options to purchase 1,412,714 shares of common stock under the 1997 Stock Option Plan.

(2) - The weighted average exercise price reflects the exercise price of $7.73 per share for shares granted under the 1997 Stock Option Plan

(3) - Consists of options to purchase 64,732 shares under the 1997 Stock Option Plan.

OTHER COMPENSATION AGREEMENTS

EMPLOYMENT CONTRACTS

         Marcus Faust, Executive Vice President and Chief Financial Officer, has an employment contract that expires on June 5, 2004. Mr. Faust's contract salary is at least $220,000 per year for the life of the contract with additional bonuses based upon performance.

CHANGE IN CONTROL ARRANGEMENTS

         Kenneth Koehler, President and Chief Executive Officer, and Leonard Kichler, Executive Vice President of the Bank, have change in control arrangements that were enacted in September 2002. These arrangements supercede any previous contracts that these employees had and agree to pay the named executives a bonus, should a change in control happen. Mr. Koehler's bonus is $300,000 and Mr. Kichler's is $100,000 should a change in control take place.

ITEM 12. OWNERSHIP OF THE REGISTRANT'S COMMON SHARES BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables list, as of March 31, 2003, information about the Company's common shares beneficially owned by current directors of the Company, by executive officers whose salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000, and by all directors and executive officers of the Company and the Bank as a group. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the common shares indicated. Total issued and outstanding shares at March 31, 2003 are 16,151,450 common shares.

                                                                                 AMOUNT AND NATURE
                                                                                   OF BENEFICIAL
  NAME OF INDIVIDUAL OR PERSONS IN GROUP                                             OWNERSHIP         PERCENT OF CLASS
  --------------------------------------                                         -----------------     ----------------

  Robert M. Kaye                                                                      11,844,940 (1)          73.33%
  Malvin E. Bank                                                                         180,097 (2)           1.12%
  Robert R. Broadbent                                                                     58,594 (3)            *
  Marjorie M. Carlson                                                                     72,468                *
  Lois K. Goodman                                                                         35,526                *
  James A. Karman                                                                          5,500                *
  Ralph D. Ketchum                                                                        34,000 (4)            *
  Kenneth T. Koehler                                                                     185,543 (5)            1.15%
  Kenneth R. Lehman                                                                      719,100 (6)            4.45%
  Alfonse M. Mattia                                                                      120,472 (7)            *
  David P. Miller                                                                        102,513                *
  Marcus O. Faust                                                                        764,100 (6)            4.64%
  Leonard D. Kichler                                                                      51,824 (8)            *

  All directors and executive officers as a group (13 persons)                        13,455,577 (9)           83.26%


   *      Represents less than 1% of The Company's outstanding common shares.

  (1) Total includes 6,600 common shares held by Mr. Kaye as trustee with sole investment and voting power, 8,865 shares attributable to Mr. Kaye under the Company's Stock Purchase Plan, and 36,631 common shares held indirectly under Metropolitan Bank and Trust Company 401(k) Plan. Includes 76,000 shares held by the Robert M. Kaye Foundation, of which Mr. Kaye is trustee, as to which Mr. Kaye disclaims beneficial ownership. Total includes 947,631 stock options in which Mr. Kaye is vested or which will vest within 60 days.

  (2) Total includes 162,549 common shares held by Mr. Bank as trustee with sole investment and voting power. Total includes 8,000 stock options in which Mr. Bank will vest within 60 days.

  (3) Total includes 6,500 common shares held by the Broadbent Family Foundation, of which Mr. Broadbent is Chairman.

  (4) Total includes 7,700 common shares held by Mr. Ketchum's spouse, as to which Mr. Ketchum disclaims beneficial ownership.

  (5) Total includes 154,863 stock options in which Mr. Koehler is vested or will vest within 60 days.

  (6) A partnership in which Mr. Lehman and Mr. Faust are general and limited partners owns 719,100 shares of common stock. Mr. Lehman has sole voting and investment power over 620,000 of such 719,100 shares, and disclaims beneficial ownership of 99,100 of such shares. Mr. Faust has sole voting and investment power over 99,100 of such shares and disclaims beneficial ownership of 620,000 of such shares. Mr. Faust owns an additional 10,000 shares through his IRA. Total also includes 35,000 of stock options in which Mr. Faust will vest within 60 days.

  (7) Total includes 48,510 common shares held by Mr. Mattia as trustee and 2,540 common shares held by Mr. Mattia's spouse, as to which Mr. Mattia disclaims beneficial ownership.

  (8) Total includes 42,294 stock options in which Mr. Kichler will vest within 60 days.

  (9) To avoid double counting of shares, the total excludes shares held by the limited partnership for which beneficial ownership is disclaimed by Messrs. Lehman and Faust.

         Except as set forth below, no person was known to the Company on January 22, 2003 to own beneficially, within the meaning of the regulations of the Securities and Exchange Commission, more than 5% of the Company's outstanding common shares.

NAME AND ADDRESS OF BENEFICIAL               AMOUNT AND NATURE
OWNER                                       OF BENEFICIAL OWNER                        PERCENT OF CLASS
------------------------------              -------------------                        ----------------
Robert M. Kaye
22901 Millcreek Boulevard                       11,844,940                                 73.33%
Highland Hills, OH  44122

         The Company has a revolving line of credit with Sky Bank that matures on December 31, 2003. As collateral for the line of credit, Mr. Kaye agreed to pledge a portion of his common shares of the Company's common stock in an amount that exceeds 50% of the outstanding the Company's common shares. At December 31, 2002, the outstanding balance under the line of credit was $2.7 million.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BANKING TRANSACTIONS: The Bank has had banking transactions, including loans, with the Company's and the Bank's directors, officers, shareholders and associates, and expects these transactions to continue into the future. The transactions are in the ordinary course of the business of the Bank and are on substantially the same terms, including interest rates and collateral on loans, prevailing at the time for comparable transactions with other persons. The transactions do not involve more than the normal risk of collectability or present other terms unfavorable to the Bank.

         MAJORITY SHAREHOLDER TRANSACTIONS: The Bank has had several transactions during 2002 with its majority shareholder, Robert M. Kaye. First and foremost among these was the settled reimbursement amount that Mr. Kaye owed to the Bank of $3.5 million ($2.5 million net of taxes) that was paid in December 2002. The reimbursement was required by the Office of Thrift Supervision ("OTS") in its Supervisory Directive issued to the Bank and the Company on July 8, 2002. In addition, Mr. Kaye agreed to purchase the Bank's remaining artwork by March 15, 2003 for the greater of market or book value. This transaction was completed in March 2003 and Mr. Kaye paid the Bank $5.3 million for the artwork which resulted in a gain of $17 thousand.

         In December 2001, the Company also borrowed $2.0 million from Mr. Kaye to make the required payment on its commercial bank loan. The Company repaid this loan with the proceeds from its stock offering in March 2002.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(c). Exhibits

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

              Date:     April 30, 2003
                    ---------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              By:  /s/ Marcus Faust
                  -----------------------------
              Marcus Faust,
              Executive Vice President,
              Chief Financial Officer,
              (Principal Financial and Accounting Officer)

              Date:     April 30, 2003
                    -------------------------------